Form 10QSB
period 2006-10-31
Language Enterprises Corp.
filed 2006-12-13
CIK 1373485

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  October 31, 2006

Commission File Number 333-137233

LANGUAGE ENTERPRISES CORP.
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of
incorporation or organization)

13747 57A Avenue	V3X 2V6
Surrey, BC, Canada	(Zip Code)
(Address of Principal Executive Offices)

604-375-7313
(Registrant’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the
Exchange Act).

Yes [   ]   No [X]

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or
15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [   ]   No [   ]

Applicable only to corporate issuers

As of December 11, 2006 the Company had 4,003,500 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format:

Yes [   ]   No [X]

2

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

LANGUAGE ENTERPRISES CORP.
(A Development Stage Company)

FINANCIAL STATEMENTS

OCTOBER 31, 2006
(Stated in U.S. Dollars)

LANGUAGE ENTERPRISES CORP.
(A Development Stage Company)

BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	OCTOBER 31	JULY 31
	2006	2006
	(Unaudited)	(Audited)

ASSETS

Current
Cash and cash equivalents	$52,477	$67,581
Prepaid expenses	-	1,326
	52,477	68,907
Office Equipment	356	392

	$52,833	$69,299

LIABILITIES

Current
Accounts payable and accrued liabilities	$1,652	$-
Due to related party (Note 4)	1,839	3,567
	3,491	3,567
STOCKHOLDERS’ EQUITY

Common Stock (Note 5)
Authorized:
100,000,000 common shares with a par
value of $0.001 per share

Issued and outstanding:
4,003,500 common shares	4,004	4,004

Additional paid-in capital	108,346	97,846

Accumulated Other Comprehensive Income	234	492

Deficit Accumulated During The Development
Stage	(63,242)	(36,610)
	49,342	65,732

	$52,833	$69,299

The accompanying notes are an integral part of these financial statements

LANGUAGE ENTERPRISES CORP.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

				PERIOD FROM
				DATE OF
	THREE			INCEPTION
	MONTHS	OCTOBER 25		OCTOBER 25
	ENDED	2005 TO		2005 TO
	OCTOBER 31	OCTOBER 31		OCTOBER 31
	2006	2005		2006

Revenue	$-	$-		$-

Expenses
Amortization	36	-		48
Bank charges	35	-		214
Communications	238	-		1,050
Filing fees	2,822	-		3,248
Foreign exchange (gain)	(278)	-		(260)
Legal fees	5,537	844		6,381
Management services (Note 4)	9,000	-		36,000
Office expenses	31	-		310
Professional fees	7,190	-		7,190
Rent (Note 4)	1,500	-		6,000
Travel and Entertaining	521	-		1,042
Website development	-	-		2,019
	26,632	844		63,242

Net Loss For The Period	$(26,632)	$(844)		$(63,242)

Basic And Diluted Loss Per Share	$(0.00)	$(0.00)	$

Weighted Average Number Of Shares
Outstanding	4,003,500	nil

STATEMENT OF COMPREHENSIVE LOSS
(Stated in U.S. Dollars)

Net Loss	$(26,632)	$(844)	$(63,242)
Other Comprehensive Loss
Foreign currency translation adjustment	258	-	(234)
Comprehensive Loss	(26,374)	(844)	$(63,476)

The accompanying notes are an integral part of these financial statements

LANGUAGE ENTERPRISES CORP.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			DATE OF
	THREE	PERIOD FROM	INCEPTION
	MONTHS	OCTOBER 25	OCTOBER 25
	ENDED	2005 TO	2005 TO
	OCTOBER 31	OCTOBER 31	JULY 31
	2006	2006	2006

Cash Flows From Operating Activities
Net loss for the period	$(26,632)	$(844)	$(63,242)

Adjustments To Reconcile Net Loss To Net Cash
Used By Operating Activities
Accounts payable and accrued liabilities	1,652	-	1,652
Amortization	36	-	48
Management services (Note 4)	9,000	-	36,000
Prepaid expenses	1,326	-	-
Rent (Note 4)	1,500	-	6,000
	(13,118)	(844)	(19,542)

Cash Flows From Investing Activity
Acquisition of office equipment	-	-	(404)

Cash Flows From Financing Activities
Due to related party	(1,728)	844	1,839
Issue of common stock	-	-	70,350
	(1,728)	844	72,189

Effect Of Exchange Rate Changes On Cash	(258)	-	234

Net Increase In Cash and Cash Equivalents	(15,104)	-	52,477

Cash And Cash Equivalents, Beginning Of
Period	67,581	-	-

Cash And Cash Equivalents, End Of
Period	$(52,477)	$-	$52,477

Supplemental Disclosures Of Cash Flow
Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements

LANGUAGE ENTERPRISES CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s audited financial statements for the fiscal period ended July 31, 2006. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s audited financial statements for the fiscal period ended July 31, 2006, has been omitted. The results of operations for the three-month period ended October 31, 2006 are not necessarily indicative of results for the entire year ending July 31, 2007.

2.	OPERATIONS

	a)	Organization

Language Enterprises Corp. was incorporated under the laws of Nevada, U.S.A., on October 25, 2005. The Company’s principal executive offices are in Surrey, British Columbia.

	b)	Development Stage Activities

The Company was formed to broker the professional translation of documents. The Company markets its services in particular to public companies operating internationally in the resource sectors of oil and gas and mining. The Company is in the development stage and has not yet realized any revenues from its operations. Successful completion of the Company’s development program and its transition, ultimately to the attainment of profitable operations, is dependent upon it generating a significant level of business and obtaining adequate financing to fulfil its development activities.

	c)	Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

LANGUAGE ENTERPRISES CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

2.	OPERATIONS (Continued)

	c)	Going Concern (Continued)

As shown in the accompanying financial statements, the Company has accumulated a deficit of $63,242 for the period from October 25, 2005 (inception) to October 31, 2006, and has not yet realized any revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations. If necessary, management may seek additional capital through a private placement and public offering of its common stock.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of the classification of liabilities that might be necessary in the event the Company cannot continue in existence.

3.	SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

	a)	Development Stage Company

The Company is a development stage company as defined in the Statement of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establish a new business and has only recently commenced operations. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

LANGUAGE ENTERPRISES CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

4.	RELATED PARTY TRANSACTIONS

	b)	Use of Estimates

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Actual results may differ from the estimates.

	c)	New Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

	a)	Due to Related Party

The amount of $1,839 (July 31, 2005 - $3,567) is due to a director of the Company for expenses paid on behalf of the Company, the amount was incurred in the normal course of business and valued at the exchange amount. The amount was advanced without interest and is due on demand.

	b)	Services Rendered by Related Parties

The fair value of management services and rent contributed during the three month period ended October 31, 2005 was $9,000 (period ended October 31, 2005 - $nil); and $1,500 (period ended October 31, 2005 - $nil) respectively. These amounts were charged to operations and credited to additional paid in capital during the period.

5.	COMMON STOCK

On January 26, 2006, the Company sold 2,600,000 shares of its common stock at $0.01 per share for cash to the directors, for total consideration of $26,000.

On March 21, 2006, the Company sold 1,200,000 shares of its common stock at $0.02 per share for cash, for total consideration of $24,000.

On May 19, 2006, the Company sold 203,500 shares of its common stock at $0.10 per share for cash, for total consideration of $20,350.

Item 2. Plan of Operation

Cautionary Statement Regarding Forward-looking Statements

This report may contain "forward-looking" statements. Examples of forward-looking statements include, but are not limited to: (a) projections of our revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of our plans and objectives; (c) statements of our future economic performance; (d) statements of assumptions underlying other statements and statements about us and our business relating to the future; and (e) any statements using the words "anticipate," "expect," "may," "project," "intend" or similar expressions.

Description of the Business

DESCRIPTION OF THE BUSINESS

Summary

We were incorporated on October 25, 2005 under the laws of the state of Nevada. We aspire to be a leading translation broker. We act as an intermediary between clients and the independent, professional translators located throughout the world with whom we are associated. While we maintain an internet presence at www.languageenterprisescorp.com, we are not an internet-based translation service. Clients engage us to source professional translations of their documents and we, in turn, engage an appropriate translator that is acceptable to the client. Our focus is translations between the world’s main commercial and scientific languages. Public companies operating in the resource sectors of oil & gas and mining often require professional independent translations of technical and other documents. We market our services to these potential clients in particular.

Business Development

Language Enterprises Corp. was initially conceived by the Company’s founders, Jonathan Moore and Naomi Moore, in spring, 2005. Jonathan and Naomi Moore are married. During the spring and summer of 2005 they conducted research into the translation business. They perceived a demand for technical translation services related to increased investment in mineral and oil and gas exploration globally. On October 25, 2005 they incorporated Language Enterprises Corp. Jonathan Moore and Naomi Moore are currently the Company’s only employees.

Our management believes that many of the companies engaged in natural resource exploration are public companies or in the process of going public. These companies are subject to significant regulation. They are normally required to publish audited annual financial statements and comply with ongoing continuous disclosure and regulatory filing requirements. In English-speaking countries, regulations typically provide that much of this disclosure must be made in English. For example, Regulation S-T Rule 306 under the Securities Act of 1933 and Exchange Act of 1934, which governs the treatment of foreign language documents being filed electronically with the Securities and Exchange Commission, currently prohibits the filing of foreign language documents in electronic format. It also requires the electronic submission of a fair and accurate English translation of any document, required as an exhibit or attachment to a filing that is in a foreign language (see http://sec.gov/rules/final/33-8099.htm#treatment). Under this Rule, filers may file English language summaries of minor documents, but for significant documents, an English translation of the complete document must be filed. Regulatory regimes in other countries have similar requirements. It is our view that these regulatory requirements represent a business opportunity for Language Enterprises Corp.

Our first step after incorporation was to engage appropriate translators. From January, 2006 until March, 2006 we engaged approximately 50 translators under our standard form engagement agreement. Our focus was on engaging translators able to translate the world’s main commercial and scientific languages (such as French, Chinese, Russian, Spanish, Portuguese, and German) into English, however we are able to source the translation of a number of other languages. Many of our translators have technical backgrounds in oil & gas and mining. The agreements with our translators are mutually non-exclusive, in that we may contact multiple translators about a particular job and the translators themselves are free to work for other clients without restriction. The agreement provides that as and when we are requested to procure a translation, we may contact the translator with a proposal. Price, timing and other material terms of individual jobs are to be negotiated on a case-by-case basis. The agreements explicitly restrict circumvention of Language Enterprises Corp. by the translator and impose enhanced confidentiality obligations which are in addition to the confidentiality obligations already imposed by the professional translators’ organizations. All of our translators have represented to us that they are members of a recognized professional translators’ association.

Each of our translators has entered into our standard form engagement agreement which contains the following key terms:

-	We may post a summary of the translator’s background on our website to demonstrate to clients the range of skills available through us.

-

As and when clients engage us to procure a translation that suits a particular translator’s skills, we may contact that translator with a proposal. Price, timing and other material terms of individual jobs are to be negotiated on a case-by-case basis.

-	The translator agrees to not circumvent us.

-

The translator’s work is to be reviewed at agreed milestone dates. If a deadline is unworkable, the translator must renegotiate the deadline as soon as this becomes apparent. Failure to renegotiate a reasonable deadline in advance permits us to terminate a contract.

-

Negotiated fees are to include the cost of materials and supplies necessary for completion of the project. It is the translator’s responsibility to renegotiate the fee with us before incurring any costs in addition to this maximum. Translators are to keep a timesheet, noting translation time and the days on which the work was done. The translator is responsible for the cost of delivering work to us by courier, unless otherwise agreed upon. If a translator is more than 24 hours late meeting a deadline without notifying us in advance, we can terminate the contract.

-	We reserve the right to revise the final translation.

-

The translator does not retain copyright of translated material. We retain the right to use, revise, adapt, or alter material as we choose. However, the translator is to be recognized as the translator of the material unless they choose to have their name removed.

-	The translator agrees to maintain the confidentiality of all communications and documents.

Our business model is to provide a one stop translation management service for clients. In other words, a client’s management is able to contact us regarding a translation and then we manage the translation job from start to finish. When a client contacts us regarding a particular translation, we prepare a work project proposal that we then circulate to the appropriate translator or translators. Under our model, the translators then reply to our proposal and, if they are available to work on the particular project, they agree to the project proposal or offer amended terms. We then add our fee to the price that has been agreed with the translator and forward a job proposal to the client.

We have conducted only preliminary client development to-date. Until recently, this has been principally by word of mouth, relying on management’s connections with the business community in British Columbia. We are currently conducting a targeted marketing campaign consisting of a mailout to prospective customers and service providers to those customers, and also telephone and email follow-up marketing. During April and May, 2006 we entered into agreements to provide translation services to two Vancouver-based natural resource issuers, Toro Resources Corp. and Magnus International Resources Inc. Toro currently operates in North America while Magnus operates in China. We have not yet realized any revenues from these relationships. Under our agreements with these companies, we have agreed to endeavour to respond to requests for detailed quotes within 72 hours. Each quote is to include a description of our translators’ qualifications, price, proposed milestones, deposit and payment terms, special costs relating to the specific project, and a proposal regarding style and content. The clients agree to not circumvent us and we agree to maintain the confidentiality of sensitive information. The Company has not yet earned any revenue.

Research and Development Activities

Other than time spent researching our proposed business we have not spent any funds on research and development activities to date. Research and development is not expected to be a significant ongoing expense of our business.

Environmental Laws

Our operations are not subject to any environmental laws.

Regulation

We do not require any government approvals in order to conduct our business. We will be subject to common securities, business, and tax rules and regulations. Governmental regulations do not, and are not expected to, materially impact our business. Our translators are regulated by their respective professional translators’ associations.

Employees

Our only employees are our president and treasurer, Jonathan Moore, and our secretary, Naomi Moore.

Status of any publicly announced new products

We have not publicly announced any new products.

Competition

The marketplace for translation services is large, diverse, and well-established. We compete against individual translators, translation businesses, and online (web-based) translators. Many translators and translation businesses have significant and established online presences which give them an advantage over us in marketing their services. For example, Vox Translations, All Translations, and Translation Services, USA all appear at or near the top of internet searches for translation services. These and many other companies claim to have in-house translators available to provide translation services on short notice. While having in-house translators is advantageous in that it can guarantee access to translators, in our view it is a potential disadvantage to the extent the translators represent an excessive ongoing overhead expense. Our business model is to avoid the overhead expense of maintaining an in-house staff, and instead utilize translators that we have a formal relationship with on an as-needed basis. We intend to focus on technical translation for the resource sectors of oil & gas and mining. We believe this concentration will enable us to provide a superior, specialized service to businesses in these industries.

We are not the only translation broker in the marketplace. www.translationbroker.com, for example, may represent significant competition.

DESCRIPTION OF PROPERTY

We do not lease or own any real property. We maintain our corporate office at 13747 57A Ave, Surrey, BC, Canada V3X 2V6. This office space is in the home of Jonathan Moore and Naomi Moore, the Company’s officers. It is currently sufficient. However, as our business operations grow, it will be necessary for us to seek appropriate outside office space. Management believes suitable office space will be available when it is needed.

The fair value of the office space provided by Jonathan and Naomi Moore has been estimated at $500 per month since inception. An amount of $6,000 for the office space has been charged to operations for the period from inception to October 31, 2006, with a credit to additional paid in capital.

PLAN OF OPERATION

Plan of Operation

In addition to leveraging existing relationships management has with individuals and companies in the oil & gas and mining sectors, we currently are in the midst of a marketing campaign targeting new prospective customers.

Graphic designers have completed an advertising postcard which is currently being mailed to prospective customers in significant volumes. In conjunction with this mailout, we are conducting telephone and email follow-up marketing. The target of this campaign is companies in the oil & gas and mining sectors. We are also targeting the businesses that provide professional services to those companies, such as law firms, accounting firms and engineering businesses. These businesses are typically in direct or indirect contact with regulators and, we believe, significantly influence decisions by companies regarding translations. Also, they sometimes engage translators directly on behalf of their clients.

The marketing campaign is being conducted on a small scale initially. We intend to conduct follow-up telephone calls and emails not only to secure clients targeted by the initial mailout, but to survey the effectiveness of the marketing materials. Depending on the success of the initial marketing campaign and the results of our follow-up survey, we may expand the marketing campaign or modify our marketing strategy.

The future course of the Company will be dictated by the results of the current marketing campaign. If the current marketing campaign fails to generate significant business for the Company, we intend to conduct an internet-based marketing campaign using Google Adwords and sponsored links at various websites devoted to the resource sector and to translation. Google Adwords would allow us to advertise to potential customers who are searching Google using certain words and phrases that relate to the translation of resource sector documents. There would be a cost associated with the Company using Google Adwords and sponsored links.

We recently registered our website with the following Internet search engines to increase our visibility on the World Wide Web: Google, Yahoo, MSN, Altavista, A9, AOL Search, Dogpile, Excite, HotBot, Infospace, iWon, MetaCrawler, NBCi, Netscape Search, WebCrawler, ProFusion, Alexa, Amfibi, Amidalla, Cipinet, DinoSearch, entireweb.com, FindOnce, HomerWeb, Infotiger, Jdgo, Scrub The Web, SplatSearch, Walhello Internet Search, WebSquash, Kerplop.com, SearchWarp.com, Sonicquest.com, Search-o-rama, SearchRamp.com, and Unasked.com.

We believe we have sufficient cash on hand to sustain our operations for the next 12 months. As of October 31, 2006 we had $52,477 in cash. Such funds will be sufficient to enable us to complete our initial marketing campaign, our marketing follow-up program, and administer and maintain operations. If we desire to grow our business more quickly than planned, or if we incur unanticipated expenses, we may need to raise additional capital. In our last fiscal year, we successfully raised initial funds through private placements of our common stock. In the future, we may conduct additional private placements should there be need for additional funds. There is no assurance that such private placements will be successful. If we require additional capital but we are unable to raise it through private placements or other means, Jonathan Moore, our president, treasurer and a director, has agreed to loan us $40,000 on an as-needed basis to fund operations and expenses, with terms of the loan to be determined at time of lending. Interest charged will not exceed the prevailing bank prime rate plus 2%.

We anticipate generating revenue from our business during the next 12 months but there can be no assurance that we will be successful in doing so.

As of October 31, 2006 we had $52,477 in cash.

Other than studying the effectiveness of our planned marketing campaign, we do not plan any product research and development during the next 12 months. We do not expect to purchase or sell plant or significant equipment. We do not expect significant changes in the number of our employees.

Internal and External Sources of Liquidity

Our net cash used by operating activities for the three months ended October 31, 2006 was $13,118. The company's president, Jonathan Moore, has agreed to loan the Company up to $40,000 to fund the Company's day-to-day operations if need be. Our management believes that current credit and cash on hand is sufficient to meet working capital and capital expenditure requirements for at least the next 12 months.

Off Balance Sheet Transactions

None.

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company's chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosures and procedures are effective. Also, based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. The Company’s chief executive officer and chief financial officer have concluded that there were not significant changes in the Company’s internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation. There were no control actions with regard to significant deficiencies and material weaknesses. There has been no material change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 that occurred during the Company’s fiscal quarter for which this report is filed that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

N/A

Item 3. Defaults Upon Senior Securities

N/A

Item 4. Submission of Matters to a Vote of Securities Holders

N/A

Item 5. Other Matters

N/A

Item 6. Exhibits

31.1	Certificate pursuant to Rule 13a-14(a)

32.1	Certificate pursuant to 18 U.S.C. Section 1350

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Language Enterprises Corp.

Date:	December 11, 2006	By:	/s/ Jonathan Moore
Paul Pedersen
President
and Chief Financial Officer

Date:	December 11, 2006	By:	/s/ Naomi Moore
Naomi Moore
Secretary