Form 10QSB
period 2007-01-31
Language Enterprises Corp.
filed 2007-03-19
CIK 1373485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007
Commission File Number 333-137233

LANGUAGE ENTERPRISES CORP.
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of
incorporation or organization)

13747 57A Avenue
Surrey, BC, Canada	604-375-7313
(Address of Principal Executive Offices)	(Registrants’ telephone number)

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
Yes [   ] No [X]

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years.

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [   ] No [   ]

Applicable only to corporate issuers

As of March 17, 2007 the Company had 4,003,500 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format:
Yes [   ] No [X]

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

LANGUAGE ENTERPRISES CORP.
(A Development Stage Company)

FINANCIAL STATEMENTS

JANUARY 31, 2007
(Stated in U.S. Dollars)

LANGUAGE ENTERPRISES CORP.
(A Development Stage Company)

BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	JANUARY 31	JULY 31
	2007	2006

ASSETS

Current
Cash and cash equivalents	$36,972	$67,581
Accounts receivable	3,596	-
Prepaid expenses	-	1,326
	40,568	68,907

Office Equipment	320	392

	$40,888	$69,299

LIABILITIES

Current
Accounts payable and accrued liabilities	$567	$-
Due to related party (Note 4)	2,657	3,567
	3,224	3,567
STOCKHOLDERS’ EQUITY

Common Stock (Note 5)
Authorized:
100,000,000 common shares with a par
value of $0.001 per share

Issued and outstanding:
4,003,500 common shares	4,004	4,004

Additional paid-in capital	118,846	97,846

Accumulated Other Comprehensive (Loss)	(197)	492
Income

Deficit Accumulated During The Development
Stage	(84,989)	(36,610)
	37,664	65,732

	$40,888	$69,299

The accompanying notes are an integral part of these financial statements

LANGUAGE ENTERPRISES CORP.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					PERIOD FROM
					DATE OF
				PERIOD FROM	INCEPTION,
				OCTOBER 25	OCTOBER 25
				2005	2005,
	THREE MONTHS ENDED		SIX MONTHS	TO	TO
	JANUARY 31		ENDED	JANUARY 31	JANUARY 31
	2007	2006	2007	2006	2007

Revenue	$3,736	$-	$3,736	$-	$3,736

Cost of Sales	3,296	-	3,296	-	3,296

Gross Profit	440	-	440	-	440

Selling, General and
Administrative
Expenses
Amortization	36	-	72	-	84
Bank charges	52	105	87	105	266
Communications	232	341	470	341	1,282
Filing	1,285	426	4,107	426	4,533
Foreign exchange (gain)	17	-	(261)	-	(243)
Legal fees	5,360	-	10,897	844	11,741
Management services
(Note 4)	9,000	9,000	18,000	9,000	45,000
Office expenses	222	72	253	72	532
Professional fees	3,933	-	11,123	-	11,123
Rent (Note 4)	1,500	1,500	3,000	1,500	7,500
Travel and Entertaining	350	163	871	163	1,392
Website development	200	280	200	280	2,219
	22,187	11,887	48,819	12,731	85,429

Net Loss	$(21,747)	$(11,887)	$(48,379)	$(12,731)	$(84,989)

Basic And Diluted Loss
Per Common Share	$(0.01)	$(0.08)	$(0.01)	$(0.10)

Weighted Average
Number Of Common
Shares Outstanding	4,003,500	141,304	4,003,500	132,653

The accompanying notes are an integral part of these financial statements

LANGUAGE ENTERPRISES CORP.
(A Development Stage Company)

STATEMENT OF COMPREHENSIVE LOSS
(Unaudited)
(Stated in U.S. Dollars)

					PERIOD FROM
					DATE OF
				PERIOD FROM	INCEPTION,
				OCTOBER 25	OCTOBER 25
			SIX	2005,	2005,
			MONTHS
	THREE MONTHS ENDED		ENDED	TO	TO
	JANUARY 31		JANUARY 31	JANUARY 31	JANUARY 31
	2007	2006	2007	2006	2007

Net Loss	$(21,747)	$(11,887)	$(48,379)	$(12,731)	$(84,989)

Other Comprehensive
(Loss) Income
Foreign currency
translation adjustment
	(431)	138	(689)	138	(197)

Comprehensive Loss	$(22,178)	$(11,749)	$(49,068)	$(12,593)	$(85,186)

The accompanying notes are an integral part of these financial statements

LANGUAGE ENTERPRISES CORP.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			PERIOD FROM
			DATE OF
	SIX	PERIOD FROM	INCEPTION
	MONTHS	OCTOBER 25	OCTOBER 25
	ENDED	2005 TO	2005 TO
	JANUARY 31	JANUARY 31	JANUARY 31
	2007	2006	2007

Cash Flows Applied to Operating Activities
Net loss for the period	$(48,379)	$(12,731)	$(84,989)

Adjustments To Reconcile Net Loss To Net Cash
Used By Operating Activities
Accounts payable and accrued liabilities	567	-	567
Accounts receivable	(3,736)	-	(3,736)
Amortization	72	-	84
Management services (Note 4)	18,000	9,000	45,000
Prepaid expenses	1,326	-	-
Rent (Note 4)	3,000	1,500	7,500
	(29,150)	(2,231)	(35,574)

Cash Flows From Investing Activity
Acquisition of office equipment	-	-	(404)

Cash Flows From Financing Activities
Advance (to) from related party	(910)	2,127	2,657
Issue of common stock	-	26,000	70,350
	(910)	28,127	73,007

Effect Of Exchange Rate Changes On Cash	(549)	138	(57)

Net Increase In Cash and Cash Equivalents	(30,609)	26,034	36,972

Cash And Cash Equivalents, Beginning Of
Period	67,581	-	-

Cash And Cash Equivalents, End Of
Period	$36,972	$26,034	$36,972

Supplemental Disclosures Of Cash Flow
Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements

LANGUAGE ENTERPRISES CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s audited financial statements for the fiscal period ended July 31, 2006. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s audited financial statements for the fiscal period ended July 31, 2006, has been omitted. The results of operations for the six-month period ended January 31, 2007 are not necessarily indicative of results for the entire year ending July 31, 2007.

2.	OPERATIONS

	a)	Organization

Language Enterprises Corp. was incorporated under the laws of Nevada, U.S.A., on October 25, 2005. The Company’s principal executive offices are in Surrey, British Columbia.

	b)	Development Stage Activities

The Company was formed to broker the professional translation of documents. The Company markets its services in particular to public companies operating internationally in the resource sectors of oil and gas and mining. The Company is in the development stage. Successful completion of the Company’s development program and its transition, ultimately to the attainment of profitable operations, is dependent upon it generating a significant level of business and obtaining adequate financing to fulfil its development activities.

	c)	Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has accumulated a deficit of $84,989 for the period from October 25, 2005 (inception) to January 31, 2007. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations. If necessary, management may seek additional capital through a private placement and public offering of its common stock.

LANGUAGE ENTERPRISES CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

2.	OPERATIONS (Continued)

	c)	Going Concern (Continued)

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

	c)	Revenue Recognition

The Company earns revenue by providing document translation services. Revenue is recorded when service has been provided, the product has been delivered and settlement is reasonably assured.

LANGUAGE ENTERPRISES CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

	d)	New Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

4.	RELATED PARTY TRANSACTIONS

	a)	Due to Related Party

The amount of $2,657 (July 31, 2006 - $3,567) is due to a director of the Company for expenses paid on behalf of the Company, the amount was incurred in the normal course of business and valued at the exchange amount. The amount was advanced without interest and is due on demand.

	b)	Services Rendered by Related Parties

The fair value of management services and rent contributed during the six month period ended January 31, 2007 was $18,000 (period ended January 31, 2006 - $9,000); and $3,000 (period ended January 31, 2006 - $1,500) respectively. These amounts were charged to operations and credited to additional paid in capital during the period.

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

We have conducted preliminary client development to-date. This has been by word of mouth, relying on management’s connections with the business community in British Columbia, and a targeted marketing campaign consisting of a mail out to prospective customers and service providers to those customers, and also telephone and email follow-up marketing. During April and May, 2006 we entered into agreements to provide translation services to two Vancouver-based natural resource issuers, Toro Resources Corp. and Magnus International Resources Inc. Toro currently operates in North America while Magnus operates in China. Under our agreements with these companies, we have agreed to endeavour to respond to requests for detailed quotes within 72 hours. Each quote is to include a description of our translators’ qualifications, price, proposed milestones, deposit and payment terms, special costs relating to the specific project, and a proposal regarding style and content. The clients agree to not circumvent us and we agree to maintain the confidentiality of sensitive information. Research and Development Activities Other than time spent researching our proposed business we have not spent any funds on research and development activities to date. Research and development is not expected to be a significant ongoing expense of our business. Environmental Laws Our operations are not subject to any environmental laws.

We are currently negotiating with a Vancouver-based consultancy named “EarthNexus” to provide it with ongoing translation brokerage services. During the quarter ending January 31, 2007 we brokered translation work for EarthNexus resulting in $3,736 in revenue.

We do not require any government approvals in order to conduct our business. We are subject to common securities, business, and tax rules and regulations. Governmental regulations do not, and are not expected to, materially impact our business. Our translators are regulated by their respective professional translators’ associations.

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

We are currently negotiating with a new client, “EarthNexus”, an environmental consultancy, to provide it with ongoing translation services. We intend to continue those negotiations. In that connection, management is considering pursuing a new business line in environment-related documents, including environmental impact studies, using recently-acquired contacts and leads. If the relationship with EarthNexus proves to be successful and we shift some of our focus to “environmental” clients, we will accordingly shift our marketing focus, which will require the preparation of additional, new marketing materials and a shift in our internet presence to better market to environmental clients.

Where possible, management will conduct in-person presentations to law firms, accounting firms and resource companies rather than impersonal marketing.

The Issuer is considering hiring a marketing professional on a limited, contract basis if, after July 2007, the Issuer’s marketing program has not led to the development of significant business.

The Issuer is not planning any private placements or other financings at this time, and has not contacted any broker-dealers or other person in this regard.

We believe we have sufficient cash on hand to sustain our operations for the next 12 months. As of January 31, 2007 we had $36,972 in cash. If we desire to grow our business more quickly than planned, or if we incur unanticipated expenses, we may need to raise additional capital. In our last fiscal year, we successfully raised initial funds through private placements of our common stock. In the future, we may conduct additional private placements should there be need for additional funds. There is no assurance that such private placements will be successful. If we require additional capital but we are unable to raise it through private placements or other means, Jonathan Moore, our president, treasurer and a director, has agreed to loan us $40,000 on an as-needed basis to fund operations and expenses, with terms of the loan to be determined at time of lending. Interest charged will not exceed the prevailing bank prime rate plus 2%.

Management's Discussion and Analysis of Financial Condition and Results of Operations

This section must be read in conjunction with the financial statements included in this Quarterly Report.

Results of Operations

The Company started taking in revenues for the first time in January, 2007. For the three months ending January 31, 2007 our revenue totaled $3,736. Revenue to this point has resulted from the provision of translation services to one client. We are actively seeking new clients under the marketing campaign described above.

Gross Profit

For the three months ending January 31, 2007 we experienced a gross profit of $440. The profit was generated from the undertaking of our first translation work during this quarter.

Selling, General and Administrative Expenses

For the three months ending January 31, 2007, selling, general and administrative expenses totaled $22,747. For the three months ended January 31, 2007, the largest expense category was professional fees (legal, accounting and auditing) in the amount of $9,293, followed by management services, which totaled $9,000. For the three months ending January 31, 2007 the Company's largest expense category was travel in the amount of $350. The fair values of the management services provided by Jonathan Moore and Naomi Moore have been estimated at $3,000 per month starting at the Company’s inception. An amount of $9,000 for these services has been charged to operations for the three months ending January 31, 2007, with a credit to paid in capital.

The fair value of office and warehouse space provided by Jonathan Moore and Naomi Moore at no cost to the company is estimated at $500 per month starting at the Company’s inception and totaled $1,500 for the three months ending January 31, 2007.

Operating Loss

Our operating loss for the three months ending January 31, 2007 was $21,747.

Known Trends Likely to Have a Material Impact on Net Sales, Revenue or Income

We continue to pursue new clients through our marketing campaign and are working to generate increased business from our existing clients.

Internal and External Sources of Liquidity

Our net cash used by operating activities for the six months ended January 31, 2007 was $29,150. The Company's president, Jonathan Moore, has agreed to loan the Company up to $40,000 to fund the Company's day-to-day operations if need be. Our management believes that current cash on hand is sufficient to meet the needs of our present strategies and related working capital and capital expenditure requirements for at least the next 12 months.

We do not believe that there will be significant research and development expenses during the next 12 months.

Known Trends Likely to Have a Material Impact on Short- or Long-Term Liquidity

Our management plans to engage additional staff only on a limited, contract basis. We have no plans to hire employees. There are no plans for significant expenditures over the coming year (aside from marketing costs). Adverse material impacts on short term liquidity are not expected. Our agreements with clients and translators do not require us to make any financial commitments. Our long-term liquidity will rely much on the success of our marketing.

As of January 31, 2007 we had $36,972 in cash. Other than studying the effectiveness of our marketing campaign, we do not plan any product research and development during the next 12 months. We do not expect to purchase or sell plant or significant equipment. We do not expect significant changes in the number of our employees.

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

Language Enterprises Corp.

Date: March 17, 2007
By: /s/ Jonathan Moore
Jonathan Moore
President
and Chief Financial Officer

Date: March 17, 2007
By: /s/ Naomi Moore
Naomi Moore, Secretary