Form 10QSB
period 2007-04-30
Language Enterprises Corp.
filed 2007-06-13
CIK 1373485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007
Commission File Number 333-137233

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
Yes [ ] No [ ]

Applicable only to corporate issuers

As of June 13, 2007 the Company had 4,003,500 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format:
Yes [ ] No [X]

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

LANGUAGE ENTERPRISES CORP.
(A Development Stage Company)

FINANCIAL STATEMENTS
(Unaudited)

APRIL 30, 2007
(Stated in U.S. Dollars)

LANGUAGE ENTERPRISES CORP.
(A Development Stage Company)

BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	APRIL 30	JULY 31
	2007	2006

ASSETS

Current
Cash	$36,216	$67,581
Prepaid expenses	150	1,326
	36,366	68,907

Office Equipment	284	392

	$36,650	$69,299

LIABILITIES

Current
Accounts payable and accrued liabilities	$500	$-
Due to related party (Note 4)	3,659	3,567
	4,159	3,567
STOCKHOLDERS’ EQUITY

Common Stock (Note 5)
Authorized:
100,000,000 common shares with a par
value of $0.001 per share

Issued and outstanding:
4,003,500 common shares	4,004	4,004

Additional paid-in capital	129,346	97,846

Accumulated Other Comprehensive Income	207	492

Deficit Accumulated During The Development
Stage	(101,066)	(36,610)
	32,491	65,732

	$36,650	$69,299

The accompanying notes are an integral part of these financial statements

LANGUAGE ENTERPRISES CORP.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					PERIOD FROM
					DATE OF
				PERIOD FROM	INCEPTION,
			NINE	OCTOBER 25	OCTOBER 25
			MONTHS	2005	2005,
	THREE MONTHS ENDED		ENDED	TO	TO
	APRIL 30		APRIL 30	APRIL 30	APRIL 30
	2007	2006	2007	2006	2007

Revenue	$-	$-	$3,736	$-	$3,736

Cost of Sales	-	-	3,296	-	3,296

Gross Profit	-	-	440	-	440

Selling, General and
Administrative Expenses
Amortization	36	-	108	-	120
Bank charges	12	31	99	137	278
Communications	230	232	700	573	1,512
Filing fees	942	-	5,049	426	5,475
Foreign exchange (gain)	(205)	-	(466)	-	(448)
Legal fees	-	-	10,897	844	11,741

Management services (Note 4)	9,000	9,000	27,000	18,000	54,000
Office expenses	38	-	291	72	570
Professional fees	3,791	-	14,914	-	14,914
Rent (Note 4)	1,500	1,500	4,500	3,000	9,000
Travel and Entertaining	733	99	1,604	262	2,125
Website development	-	-	200	280	2,219
	16,077	10,862	64,896	23,594	101,506

Net Loss	$(16,077)	$(10,862)	$(64,456)	$(23,594)	$(101,066)

Basic And Diluted Loss Per
Common Share	$(0.00)	$(0.00)	$(0.02)	$(0.02)

Weighted Average Number Of
Common Shares Outstanding
	4,003,500	2,772,043	4,003,500	1,478,995

The accompanying notes are an integral part of these financial statements

LANGUAGE ENTERPRISES CORP.
(A Development Stage Company)

STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Stated in U.S. Dollars)

						PERIOD FROM
						DATE OF
					PERIOD FROM	INCEPTION,
				NINE	OCTOBER 25	OCTOBER 25
				MONTHS	2005,	2005,
	THREE MONTHS ENDED			ENDED	TO	TO
	APRIL 30			APRIL 30	APRIL 30	APRIL 30
	2007		2006	2007	2006	2007

Net Loss	$(16,077	) $	(10,862)	$(64,456)	$(23,594)	$(101,066)

Other
Comprehensive
(Loss) Income
Foreign currency
translation
adjustment	404		726	(285)	864	207

Comprehensive	$(15,673	) $	(10,136)	$(64,741)	$(22,730)	$(100,859)
Loss

The accompanying notes are an integral part of these financial statements

LANGUAGE ENTERPRISES CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			PERIOD FROM
			DATE OF
	NINE	PERIOD FROM	INCEPTION
	MONTHS	OCTOBER 25	OCTOBER 25
	ENDED	2005 TO	2005 TO
	APRIL 30	APRIL 30	APRIL 30
	2007	2006	2007

Cash Flows Providing (Used For)
Operating Activities
Net loss for the period	$(64,456)	$(23,594)	$(101,066)
Items not involving cash:
Amortization	108	-	120
Management services (Note 4)	27,000	18,000	54,000
Rent (Note 4)	4,500	3,000	9,000
	(32,848)	(2,594)	(37,946)
Changes in non-cash operating working capital
items:
Accounts payable and accrued liabilities	500	-	500
Prepaid expenses	1,176	-	(150)
	(31,172)	(2,594)	(37,596)

Investing Activity
Acquisition of office equipment	-	-	(404)

Financing Activities
Advance (to) from related party	92	2,457	3,659
Issue of common stock	-	50,000	70,350
	92	52,457	74,009

Effect Of Exchange Rate Changes On Cash	(285)	864	207

Net Increase (Decrease) In Cash	(31,365)	50,727	36,216

Cash, Beginning Of Period	67,581	-	-

Cash, End Of Period	$36,216	$50,727	$36,216

Supplemental Disclosures Of Cash Flow Information

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements

LANGUAGE ENTERPRISES CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2007
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s audited financial statements for the fiscal period ended July 31, 2006. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s audited financial statements for the fiscal period ended July 31, 2006, has been omitted. The results of operations for the nine-month period ended April 30, 2007 are not necessarily indicative of results for the entire year ending July 31, 2007.

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

As shown in the accompanying financial statements, the Company has accumulated a deficit of $101,066 for the period from October 25, 2005 (inception) to April 30, 2007. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations. If necessary, management may seek additional capital through a private placement and public offering of its common stock.

LANGUAGE ENTERPRISES CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2007
(Unaudited)
(Stated in U.S. Dollars)

2.	OPERATIONS (Continued)

	c)	Going Concern (Continued)

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of the classification of liabilities that might be necessary in the event the Company cannot continue in existence.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

LANGUAGE ENTERPRISES CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2007
(Unaudited)
(Stated in U.S. Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	d)	New Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

4.	RELATED PARTY TRANSACTIONS AND AMOUNTS OWING

	a)	Due to Related Party

The amount of $3,659 (July 31, 2006 - $3,567) is due to a director of the Company for expenses paid on behalf of the Company, the amount was incurred in the normal course of business and valued at the exchange amount. The amount was advanced without interest and is due on demand.

	b)	Services Rendered by Related Parties

The fair value of management services and rent contributed during the nine month period ended April 30, 2007 was $27,000 (2006 - $18,000); and $4,500 (2006 - $3,000) respectively. These amounts were charged to operations and credited to additional paid in capital during the period.

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

We have conducted preliminary client development to-date. This has been by word of mouth, relying on management’s connections with the business community in British Columbia, and by way of a targeted marketing campaign consisting of a mail out to prospective customers and service providers to those customers, and also telephone and email follow-up marketing. During April and May, 2006 we entered into agreements to provide translation services to two Vancouver-based natural resource issuers, Toro Resources Corp. and Magnus International Resources Inc. Toro currently operates in North America while Magnus operates in China. Under our agreements with these companies, we have agreed to endeavour to respond to requests for detailed quotes within 72 hours. Each quote is to include a description of our translators’ qualifications, price, proposed milestones, deposit and payment terms, special costs relating to the specific project, and a proposal regarding style and content. The clients agree to not circumvent us and we agree to maintain the confidentiality of sensitive information.

Research and Development Activities

Other than time spent researching our proposed business we have not spent any funds on research and development activities to date. Research and development is not expected to be a significant ongoing expense of our business.

Environmental Laws and Government Approvals

Our operations are not subject to any environmental laws.

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

Competition

The marketplace for translation services is large, diverse, and well-established. We compete against individual translators, translation businesses, and online (web-based) translators. Many translators and translation businesses have significant and established online presences which give them an advantage over us in marketing their services. For example, Vox Translations, All Translations, and Translation Services, USA all appear at or near the top of internet searches for translation services. These and many other companies claim to have in-house translators available to provide translation services on short notice. While having in-house translators is advantageous in that it can guarantee access to translators, in our view it is a potential disadvantage to the extent the translators represent an excessive ongoing overhead expense. Our business model is to avoid the overhead expense of maintaining an in-house staff, and instead utilize translators that we have a formal relationship with on an as-needed basis. We focus on technical translation for the resource sectors of oil & gas and mining. We believe this concentration enables us to provide a superior, specialized service to businesses in these industries. We are not the only translation broker in the marketplace. www.translationbroker.com, for example, may represent significant competition.

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

PLAN OF OPERATION

Plan of Operation

We are currently are nearing completion of a mailout marketing campaign targeting new prospective customers. The target of this campaign has been companies in the oil & gas and mining sectors. We are also targeting the businesses that provide professional services to those companies, such as law firms, accounting firms and engineering businesses. These businesses are typically in direct or indirect contact with regulators and, we believe, significantly influence decisions by companies regarding translations. Also, they sometimes engage translators directly on behalf of their clients. To date, our mailout marketing campaign has not generated significant increased business.

As of June 13, 2007 the Company has not generated significant increased business relating to its mailout marketing program. The Issuer is considering hiring a marketing professional on a limited, contract basis if, after July 2007, the Issuer’s marketing program has not led to the development of significant business.

The Issuer is not planning any private placements or other financings at this time, and has not contacted any broker-dealers or other person in this regard.

We believe we have sufficient cash on hand to sustain our operations for the next 12 months. As of April 30, 2007 we had $36,216 in cash. If we desire to grow our business more quickly than planned, or if we incur unanticipated expenses, we may need to raise additional capital. In our last fiscal year, we successfully raised initial funds through private placements of our common stock. In the future, we may conduct additional private placements should there be need for additional funds. There is no assurance that such private placements will be successful. If we require additional capital but we are unable to raise it through private placements or other means, Jonathan Moore, our president, treasurer and a director, has agreed to loan us $40,000 on an as-needed basis to fund operations and expenses, with terms of the loan to be determined at time of lending. Interest charged will not exceed the prevailing bank prime rate plus 2%.

Management's Discussion and Analysis of Financial Condition and Results of Operations

This section must be read in conjunction with the financial statements included in this Quarterly Report.

Results of Operations

The Company started taking in revenues for the first time in January 2007. For the three months ending April 30, 2007 the Company did not earn any revenue. We are actively seeking new clients under the marketing campaign described above. To date, the marketing campaign has not generated significant increased business.

Gross Profit

For the three months ending April 30, 2007 we did not make a gross profit.

Selling, General and Administrative Expenses

For the three months ending April 30, 2007, selling, general and administrative expenses totaled $3,286. For the three months ended April 30, 2007, the largest expense category was management services in the amount of $9,000, followed by professional fees (legal, accounting and auditing), which totaled $3,791. The fair values of the management services provided by Jonathan Moore and Naomi Moore have been estimated at $3,000 per month starting at the Company’s inception. An amount of $9,000 for these services has been charged to operations for the three months ending April 30, 2007, with a credit to paid in capital.

The fair value of office and warehouse space, included in general and administrative expenses above, provided by Jonathan Moore and Naomi Moore at no cost to the company is estimated at $500 per month starting at the Company’s inception and totaled $1,500 for the three months ending April 30, 2007.

Operating Loss

Our operating loss for the three months ending April 30, 2007 was $16,077.

Known Trends Likely to Have a Material Impact on Net Sales, Revenue or Income

We continue to pursue new clients through our marketing campaign and are working to generate increased business from our existing clients.

Internal and External Sources of Liquidity

Our net cash used by operating activities for the nine months ended April 30, 2007 was $31,172. The Company's president, Jonathan

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

Known Trends Likely to Have a Material Impact on Short- or Long-Term Liquidity

Our management plans to engage additional staff only on a limited, contract basis. We have no plans to hire employees. There are no plans for significant expenditures over the coming year (aside from marketing costs). Adverse material impacts on short-term liquidity are not expected. Our agreements with clients and translators do not require us to make any financial commitments. Our long-term liquidity will rely much on the success of our marketing campaign in generating new and sustainable business.

As of April 30, 2007 we had $36,216 in cash. Other than studying the effectiveness of our marketing campaign, we do not plan any product research and development during the next 12 months. We do not expect to purchase or sell plant or significant equipment. We do not expect significant changes in the number of our employees.

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

Date: June 13, 2007
By: /s/ Jonathan Moore
Jonathan Moore
President
and Chief Financial Officer

Date: June 13, 2007
By: /s/ Naomi Moore
Naomi Moore, Secretary