Form 10KSB
period 2007-07-31
Language Enterprises Corp.
filed 2007-10-30
CIK 1373485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended July 31, 2007

[   ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER: 000-52738

LANGUAGE ENTERPRISES CORP.
(Name of small business issuer in its charter)

NEVADA	00-0000000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
13747 57A Avenue
Surrey, BC, Canada	V3X 2V6
(Address of principal executive offices)	(Zip Code)

(604) 375-7313
Issuer’s telephone number

Securities registered under Section 12(b) of the Exchange Act:	NONE.
Securities registered under Section 12(g) of the Exchange Act:	Shares of Common Stock, $0.001 Par Value Per Share.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]   No [X]

State issuer’s revenues for its most recent fiscal year. $NIL

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): $166,350, based on a price of $0.10 per share, being the price at which the Issuer last sold shares of its common stock.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of October 24, 2007, the Issuer had had 4,003,500 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

LANGUAGE ENTERPRISES CORP.

ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED JULY 31, 2007

PART I

Certain statements contained in this Annual Report on Form 10-KSB constitute “forward-looking statements.” These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect,” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Annual Report. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Quarterly Reports on Form 10-QSB and our Current Reports on Form 8-K.

As used in this Annual Report, the terms “we,” “us,” “our,” “Language,” and the “Company” mean Language Enterprises Corp., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

ITEM 1.           DESCRIPTION OF BUSINESS.

Overview

We were incorporated on October 25, 2005 under the laws of the state of Nevada. We are a translation brokerage business, acting as an intermediary between clients and the independent, professional translators located throughout the world with whom we are associated. While we maintain an internet presence at www.languageenterprisescorp.com, we are not an internet-based translation service. Clients engage us to source professional translations of their documents and we, in turn, engage an appropriate translator that is acceptable to the client. Our focus is translations between the world’s main commercial and scientific languages. Public companies operating in the resource sectors of oil & gas and mining often require professional independent translations of technical and other documents. We market our services to these potential clients in particular.

Recent Corporate Developments

The following significant developments occurred during the fiscal year ended July 31, 2007:

1.

On October 4, 2006, our registration statement on Form SB-2 registering the sale of 1,663,500 shares of our common stock by certain selling stockholders was declared effective. The selling stockholders listed in the SB-2 have sold all of the shares offered through the registration statement.

2.	On April 20, 2007, our shares of common stock commenced quotation on the Over-The-Counter Bulletin Board under the symbol “LNGG.”

3.

Effective October 9, 2007, Michael Heithaus resigned as a member of our board of directors. Mr. Heithaus’ resigned for personal reasons and there was no disagreement between him and our management regarding any matter relating to our operations, policies and practices. We did not appoint a new director to replace Mr. Heithaus and our board of directors was reduced to two directors.

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

Our management believes that many of the companies engaged in natural resource exploration are public companies or in the process of going public. These companies are subject to significant regulation. They are normally required to publish audited annual financial statements and comply with ongoing continuous disclosure and regulatory filing requirements. In English-speaking countries, regulations typically provide that much of this disclosure must be made in English. For example, Regulation S-T Rule 306 under the Securities Act of 1933 and Exchange Act of 1934, which governs the treatment of foreign language documents being filed electronically with the SEC, currently prohibits the filing of foreign language documents in electronic format. It also requires the electronic submission of a fair and accurate English translation of any document, required as an exhibit or attachment to a filing that is in a foreign language. Under this Rule, filers may file English language summaries of minor documents, but for significant documents, an English translation of the complete document must be filed. Regulatory regimes in other countries have similar requirements. It is our view that these regulatory requirements represent a business opportunity for Language Enterprises Corp.

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

The agreements with our translators are mutually non-exclusive in that we may contact multiple translators about a particular job and the translators themselves are free to work for other clients without restriction. The agreements provide that as and when we are requested to procure a translation, we may contact the translator with a proposal. Price, timing and other material terms of individual jobs are to be negotiated on a case-by-case basis. The agreements explicitly restrict the translator from circumventing and impose enhanced confidentiality obligations which are in addition to the confidentiality obligations already imposed by the professional translators’ organizations. All of our translators have represented to us that they are members of a recognized professional translators’ association. Each of our translators has entered into our standard form engagement agreement which contains the following key terms:

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

We have conducted preliminary client development to-date. This has been by word of mouth, relying on management’s connections with the business community in British Columbia, and by way of a targeted marketing campaign consisting of a mail out to prospective customers and service providers to those customers, and also telephone and email follow-up marketing. During April and May, 2006 we entered into agreements to provide translation services to two Vancouver-based natural resource issuers, Toro Resources Corp. and Magnus International Resources Inc. Toro currently operates in North America while Magnus operates in China. Although these agreements have been in place since 2006, we have earned only limited income to date. There are no assurances that we will be able to earn significant revenues from our translation brokerage business in the future.

Environmental Regulations and Government Approvals

Our operations are not subject to any environmental laws.

We do not require any government approvals in order to conduct our business. We are subject to common securities, business and tax rules and regulations. Government regulations do not, and are not expected to, materially impact our business. Our translators are regulated by their respective professional translators’ associations.

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

Employees

We have no employees other than our officers and directors as of the date of this Annual Report on Form 10-KSB.

Research and Development Expenditures

We have not incurred any research expenditures since our incorporation.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

ITEM 2.           DESCRIPTION OF PROPERTY.

We currently do not own any physical property or own any real property.

We maintain our corporate office at 13747 57A Ave, Surrey, BC, Canada V3X 2V6. This office space is in the home of Jonathan Moore, our President, Treasurer and director, and Naomi Moore, our Secretary and director, and is provided to us free of charge. For accounting purposes, during the year ended July 31, 2007, we recorded a rent charge of $6,000, which is estimated to be the fair value, with a corresponding increase in additional paid in capital.

ITEM 3.           LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

General

Our authorized capital stock consists of 100,000,000 shares of common stock, with a par value of $0.001 per share. As of October 24, 2007, there were 4,003,500 shares of our common stock issued and outstanding that are held of record by thirty-six (36) registered stockholders. We believe that a number of stockholders may hold their shares of our common stock in brokerage accounts and registered in the name of stock depositories.

Market Information

Our common stock became eligible for quotation on the OTC Bulletin Board under the symbol “LNGG” on April 20, 2007. Prior to this date, no public trading market existed for our common stock. Although our shares became eligible for quotation on the OTC Bulletin Board in April 2007, the high and low bid price information for our common stock for the quarters ended April 30, 2007 and July 31, 2007 was not available.

Quotations provided by the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Dividends

We have not declared any dividends on our common stock since our inception. There are no dividend restrictions that limit our ability to pay dividends on our common stock in our Articles of Incorporation or Bylaws. Our governing statute, Chapter 78 of the Nevada Revised Statutes (the “NRS”), does provide limitations on our ability to declare dividends. Section 78.288 of the NRS prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

(a)	we would not be able to pay our debts as they become due in the usual course of business; or

(b)

our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if we were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders who may have preferential rights and whose preferential rights are superior to those receiving the distribution (except as otherwise specifically allowed by our Articles of Incorporation).

Recent Sales Of Unregistered Securities

None.

Use of Proceeds from Registered Securities

The selling stockholders listed in our registration statement on Form SB-2 have sold all of the shares offered through that registration statement. As all of the shares sold by the selling stockholders were previously issued and outstanding, we did not receive any proceeds from the sale of those shares.

ITEM 6.           MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

During our fiscal year ended July 31, 2007, we conducted a mail out marketing campaign that was designed primarily to target new prospective customers for our services. The target of this campaign was companies in the oil and gas and mining sectors. We also targeted businesses that provide professional services to these companies, including law firms, accounting firms and engineering businesses. Despite this campaign, we were unable to generate any significant revenues during the year ended July 31, 2007.

We are currently considering whether or not to hire a marketing professional to assist us in developing a more effective marketing program.

We currently estimate our budgeting needs as follows; however, as we proceed with the development of our business, our anticipated expenses could change significantly.

Category	Planned Expenditures Over The Next 12 Months (US$)
Marketing	$5,000
Legal	$8,000
Office and Administration	$10,000
Accounting	$8,000
Audit	$10,000
Transfer Agent	$2,500
Contingency/Miscellaneous	$5,000
TOTAL	$48,500

As at July 31, 2007, we had $31,268 in cash and a working capital surplus of $25,393. As such, we do not have sufficient funds to meet our anticipated expenses for the next twelve months. We have not earned significant revenues from our operations to date and there are no assurances that we will be able to do so in the near future. As a result, we will likely have to rely on external sources of financing in order to pay for anticipated costs of operating our business. In addition, there are no assurances that the actual costs of our anticipated expenses will not exceed the estimates of those costs. We have an agreement with Jonathan Moore, our President and one of our directors, under which Mr. Moore has agreed to loan us $40,000 on an as needed basis at an interest rate of prime plus 2%. We do not have any other financing arrangements in place at this time.

RESULTS OF OPERATIONS

Summary of Year End Results
		Year Ended July 31
			Percentage
	2007	2006	Increase / (Decrease)
Expenses	$(85,395)	$(36,610)	133.3%
Miscellaneous Income	3,736	--	n/a
Net Loss	$(81,659)	$(36,610)	123.1%

Income

During the year ended July 31, 2007, we earned miscellaneous income of $3,736. This income was earned from a trial run conducted by the Company and was classified as miscellaneous income as it did not constitute revenue from operations. The Company has not yet earned revenue from operations as the Company is still in the development stage.

We can provide no assurance that we will earn significant revenues from our business operations in the future.

Expenses

The major components of our operating expenses are outlined in the table below:

		Period from
	Year Ended	Inception to	Percentage
	July 31, 2007	July 31, 2006	Increase / (Decrease)
Amortization	$144	$12	1,100%
Bank Charges	112	179	(37.4)%
Communications	947	812	16.6%
Consulting	3,296	--	n/a
Filing Fees	5,877	426	1,280.0%
Foreign Exchange Loss	(1,496)	18	(8,411)%
Legal Fees	13,482	844	1,497.4%
Management Services	36,000	27,000	33.3%
Office Expenses	291	279	4.3%
Professional Fees	18,303	--	n/a
Rent	6,000	4,500	33.3%
Travel and Entertainment	2,239	521	329.8%
Website Development	200	2,019	(90.1)%
Total Operating Expenses	$85,395	$36,610	133.3%

The increase in our total expenses is primarily a result of the increase in legal and professional fees and from the fact that our 2006 fiscal year was not a full fiscal year. The majority of the amounts spent by us on legal and professional fees are amounts paid in connection with preparing and filling our Registration Statement on Form SB-2 and meeting our ongoing reporting obligations under the Exchange Act.

The amounts recorded for management services and rent were recorded solely for accounting purposes and reflect the estimated fair value of the services and rent provided to us free of charge. A corresponding increase in additional paid in capital has been recorded with respect to these amounts.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
			Percentage
	At July 31, 2007	At July 31, 2006	Increase / (Decrease)
Current Assets	$31,268	$68,907	(54.6)%
Current Liabilities	(5,875)	(3,567)	64.7%
Working Capital (Deficit)	$25,393	$65,340	(61.1)%

Cash Flows
		Period from
	Year Ended	Inception to
	July 31, 2007	July 31, 2006
Cash Flows Used in Operating Activities	$(36,855)	$(6,424)
Cash Flows Used in Investing Activities	--	(404)
Cash Flows From Financing Activities	974	73,917
Net Increase (Decrease) in Cash During Period	$(35,881)	$67,089

The decreases in our working capital at July 31, 2007 from our year ended July 31, 2006, and the increase in our cash used during the year ended on July 31, 2007, from the preceding fiscal year are primarily a result of the fact that we did not earn any significant revenue and had no sources of financing, other than advancement of expenses from Jonathan Moore, with which to pay the ongoing costs of our business for the fiscal year ended July 31, 2007.

Since our inception, we have used our common stock to raise money for our operations. Our operations are not currently profitable and are dependent upon outside sources of financing. We currently have an agreement with Jonathan Moore under which he has agreed to loan us $40,000 on an as needed basis at an interest rate of prime plus 2%. We may also rely on sales of our common stock in order to continue to fund our business operations, if and when needed. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will be able to sell any additional equity securities in the future. There are no assurances that we will be able to arrange for other debt or other financing to fund our planned business activities.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

CRITICAL ACCOUNTING POLICIES

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to the audited financial statements included in this Annual Report.

RISKS AND UNCERTAINTIES

We have an operating deficit and have incurred losses since inception.

To date, our operations have not been profitable. We have generated a cumulative net loss of $118,269 from inception to July 31, 2007. Our inability to achieve profitability is directly related to our inability to earn significant revenues. We may never be able to earn significant revenues or achieve profitability.

We have only a limited operating history and therefore face a high risk of business failure and this could result in a complete loss of your investment.

Your evaluation of our business will be difficult because we have a limited operating history. We face a number of risks encountered by early-stage companies, including our need to develop infrastructure to support growth and expansion; our need to obtain long-term sources of financing; our need to establish our marketing, sales and support organizations; and our need to manage expanding operations. Our business strategy may not be successful, and we may not successfully address these risks. If we are unable to sustain profitable operations, investors may lose their entire investment in us.

We face competition from existing and potential competitors which could adversely affect our business.

We face competition in the industry. Due to our small size, it can be assumed that many of our competitors have significantly greater financial, technical, marketing and other competitive resources. Many of our competitors and potential competitors have greater name recognition and more extensive marketing and customer bases that could be leveraged, for example, to position themselves as being more experienced, and having greater expertise. To compete, we may be forced to offer lower prices, increase our marketing budget, and narrow our marketing focus, resulting in reduced revenues, if any.

The loss of our key persons, or our failure to attract and retain additional personnel could adversely affect our business.

Our success depends largely upon the efforts, abilities, and decision-making of our officers, Jonathan Moore, our President and Treasurer, and Naomi Moore, our Secretary. The loss of either or both of these individuals would have an adverse effect on our operations. We do not currently maintain "key-man" life insurance and there is no contract in place assuring the services of Jonathan and Naomi Moore for any length of time. In addition, our success depends on the efforts and abilities of the professional translators we engage and the availability of these translators. If we are unable to engage new translators and renew and maintain existing relationships, this will have an adverse effect on our operations. In the event that we should lose Jonathan Moore and Naomi Moore and we are unable to find suitable replacements, we may not be able to maintain our business and might have to cease operations, in which case you might lose all of your investment.

Two stockholders own a majority of our common stock and may act, or prevent certain types of corporate actions, to the detriment of other stockholders.

Jonathan Moore and Naomi Moore each own 1,170,000 common shares, which combined is approximately 58.4% of our issued and outstanding common stock. Accordingly, they may exercise significant influence over all matters requiring stockholder approval, including the election of a majority of the directors and the determination of significant corporate actions. This concentration could also have the effect of delaying or preventing a change in control that could otherwise be beneficial to our stockholders.

If we are unsuccessful at surmounting difficulties normally faced by new enterprises, our business could fail, leading to a loss by our investors or their investment capital.

As noted in our financial statements that are included in this Annual Report on Form 10-KSB, we are a development stage company. Potential investors should be aware of the difficulties normally encountered by a new enterprise and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties complications and delays encountered in connection with the development of a business in the areas in which we intend to operate and in connection with the formation and commencement of operations of a new business in general. These include, but are not limited to, unanticipated problems relating to the development of our brokerage service, marketing and competition, and additional costs and expenses that may exceed current estimates. There is limited history upon which to base any assumption as to the likelihood that we will prove successful, and there can be no assurance that we will generate any significant operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely not be successful to the point that investors will receive a return on their investments.

Because we have only recently commenced business operations, we expect to incur operating losses for the foreseeable future.

We have never earned revenues and we have never been profitable. Prior to completion of our development stage, we anticipate that we will incur increased operating expenses while realizing limited or no revenues. Therefore we expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from our business development, we will not be able to achieve profitability or continue operations.

If we issue additional shares of common stock in the future this may result in dilution to our existing stockholders.

Our articles of incorporation authorize the issuance of 100,000,000 shares of common stock. Our board of directors has the authority to issue additional shares of common stock up to the authorized capital stated in the articles of incorporation. Our board of directors may choose to issue some or all of such shares to provide additional financing in the future. The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. It will also cause a reduction in the proportionate ownership and voting power of all other stockholders.

If our estimates related to expenditures are erroneous, our business may fail.

Our success is in part dependent upon the accuracy of our management's estimates of expenditures. If such estimates are erroneous or inaccurate we may incur unexpected and/or unnecessary costs that could result in the failure of our business and an investor losing their entire investment. Specifically, our office overhead and marketing budgets for the upcoming year are modest. If unanticipated exigencies significantly increase these budgets, we may be unable to finance operations and our business will fail.

We are a start up business with a small client base and, if we do not expand our customer base, our business will likely fail.

We are a start-up business with a small client base. In order to become profitable, we will have to develop a substantial client base and generate sufficient revenues to cover our expenses and eventually become profitable. We may not be successful at attracting clients. If we are unsuccessful at generating revenues from clients, our business will likely fail and you may lose some or all of your investment.

We have never paid dividends and do not intend to pay any in the foreseeable future, which may delay or prevent recovery of your investment.

We have never paid any cash dividends and currently do not intend to pay any dividends in the foreseeable future. If we do not pay dividends, this may delay or prevent recovery of your investment. To the extent that we require additional funding currently not provided for in our financing plan, it is possible that our funding sources might prohibit the payment of dividends.

We rely on third parties to provide translation services our business will be adversely affected to the extent these third parties do not provide an effective service or are unable to provide the service on terms acceptable to us.

We act as an intermediary between clients and third party translators who are independent of us. We depend on the quality, timeliness, availability, and competitive pricing of these translators. While we believe the translators will consistently produce and deliver high-quality professional translations, there can be no assurance that they will. Nor is it certain that translation services will available to us in the future, and if available, will be available on financial terms that are acceptable to us and to our clients. Any such quality problems, unavailability of translators or increased costs could have a material adverse effect on our business.

The trading price of our common stock may be volatile, with the result that an investor may not be able to sell any shares acquired at a price equal to or greater than the price paid by the investor.

Our common shares are quoted on the OTC Bulletin Board under the symbol "LNGG.” Companies quoted on the OTC Bulletin Board have traditionally experienced extreme price and volume fluctuations. In addition, our stock price may be adversely affected by factors that are unrelated or disproportionate to our operating performance. Market fluctuations, as well as general economic, political and market conditions such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. In addition, to date, there has been no trading volume for our shares on the OTC Bulletin Board. As a result of this potential volatility and potential lack of a trading market, an investor may not be able to sell any of our common stock that they acquire that a price equal or greater than the price paid by the investor.

Because our stock is a penny stock, stockholders will be more limited in their ability to sell their stock.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system.

Because our securities constitute "penny stocks" within the meaning of the rules, the rules apply to us and to our securities. The rules may further affect the ability of owners of shares to sell our securities in any market that might develop for them. As long as the trading price of our common stock is less than $5.00 per share, the common stock will be subject to rule 15g-9 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:

1.	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
2.

contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities laws;

3.	contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;
4.	contains a toll-free telephone number for inquiries on disciplinary actions;
5.	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and
6.	contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

ITEM 7.           FINANCIAL STATEMENTS.

Index to Financial Statements:		Page

Audited financial statements as of July 31, 2007, including:

1.	Report of Independent Registered Public Accounting Firm;	F-2

2.	Balance Sheets as of July 31, 2007 and 2006;	F-3

3.

Statements of Operations and Comprehensive Loss for the years ended July 31, 2007, for the period from inception on October 25, 2005 to July 31, 2006 and for the period from inception on October 25, 2005 to July 31, 2007;

F-4

4.	Statements of Cash Flows for the years ended July 31, 2007, for the period from inception on October 25, 2005 to July 31, 2006 and for the period from inception on October 25, 2005 to July 31, 2007;	F-5

5.	Statement of Stockholders’ Equity for the period from inception on October 25, 2005 through July 31, 2007; and	F-6

6.	Notes to the Financial Statements.	F-7

LANGUAGE ENTERPRISES CORP.
(A Development Stage Company)

FINANCIAL STATEMENTS

JULY 31, 2007 and 2006
(Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors of
Language Enterprises Corp.
(A Development Stage Company)

We have audited the accompanying balance sheets of Language Enterprises Corp. (a development stage company) as of July 31, 2007 and 2006, and the related statements of operations and comprehensive loss, cash flows, and stockholders’ equity for the year ended July 31, 2007, for the period from inception, October 25, 2005, to July 31, 2006, and for the cumulative period from inception, October 25, 2005 to July 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Language Enterprises Corp. (a development stage company) as of July 31, 2007 and 2006, and the results of its operations and its cash flows for the year ended July 31, 2007, for the period from inception, October 25, 2005, to July 31, 2006, and for the cumulative period from inception, October 25, 2005 to July 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Vancouver, Canada	“Morgan & Company”
October 24, 2007	Chartered Accountants

Tel: (604) 687-5841	P.O. Box 10007 Pacific Centre
Fax: (604) 687-0075	Sute 1488 - 700 West Georgia Street
www.morgan-cas.com	Vancouver, B.C. V7Y 1A1

LANGUAGE ENTERPRISES CORP.
(A Development Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	JULY 31
	2007	2006

ASSETS

Current
Cash	$31,268	$67,581
Prepaid expenses	-	1,326
	31,268	68,907

Office Equipment (Note 4)	248	392

	$31,516	$69,299

LIABILITIES

Current
Accounts payable	$1,334	$-
Amounts due to related party (Note 5)	4,541	3,567
	5,875	3,567

STOCKHOLDERS’ EQUITY

Capital Stock (Note 6)
Authorized:
100,000,000 voting common shares with a par
value of $0.001 per share

Issued and outstanding:
4,003,500 common shares as at July 31, 2007
and 2006	4,004	4,004

Additional Paid-In Capital	139,846	97,846

Accumulated Other Comprehensive Income	60	492

Deficit Accumulated During The Development Stage	(118,269)	(36,610)
	25,641	65,732

	$31,516	$69,299

The accompanying notes are an integral part of these financial statements

LANGUAGE ENTERPRISES CORP.
(A Development Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Stated in U.S. Dollars)

			CUMULATIVE
		PERIOD	PERIOD
		FROM	FROM
		INCEPTION	INCEPTION
		OCTOBER 25	OCTOBER 25
	YEAR ENDED	2005 TO	2005 TO
	JULY 31	JULY 31	JULY 31
	2007	2006	2007

Revenue	$-	$-	$-

Expenses
Amortization	144	12	$156
Bank charges	112	179	291
Communications	947	812	1,759
Consulting	3,296	-	3,296
Filing fees	5,877	426	6,303
Foreign exchange (gain) loss	(1,496)	18	(1,478)
Legal fees	13,482	844	14,326
Management services (Note 5)	36,000	27,000	63,000
Office expenses	291	279	570
Professional fees	18,303	-	18,303
Rent (Note 5)	6,000	4,500	10,500
Travel and entertainment	2,239	521	2,760
Website development	200	2,019	2,219
	(85,395)	(36,610)	(122,005)

Miscellaneous Income	3,736	-	3,736

Net Loss For The Period	(81,659)	(36,610)	(118,269)

Other Comprehensive Income
Foreign currency translation adjustment	(432)	492	60

Comprehensive Loss	$(82,091)	$(36,118)	$(118,209)

Basic And Diluted Loss Per Share	$(0.02)	$(0.02)

Weighted Average Number Of Common Shares
Outstanding	4,003,500	2,177,260

The accompanying notes are an integral part of these financial statements.

LANGUAGE ENTERPRISES CORP.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			CUMULATIVE
		PERIOD	PERIOD
		FROM	FROM
		INCEPTION	INCEPTION
		OCTOBER 25	OCTOBER 25
	YEAR ENDED	2005 TO	2005 TO
	JULY 31	JULY 31	JULY 31
	2007	2006	2007

Cash Provided by (Used In):

Operating Activities

Net loss for the period	$(81,659)	$(36,610)	$(118,269)

Adjustments To Reconcile Net Loss To Net
Cash Used In Development Activities:
Amortization	144	12	156
Rent (Note 5)	6,000	4,500	10,500
Management services (Note 5)	36,000	27,000	63,000
Accounts payable	1,334	-	1,334
Prepaid services	1,326	(1,326)	-
	(36,855)	(6,424)	(43,279)

Investing Activity
Purchase of office equipment	-	(404)	(404)

Financing Activities
Amounts due to related party	974	3,567	4,541
Issue of common stock	-	70,350	70,350
	974	73,917	74,891

Net Increase (Decrease) In Cash	(35,881)	67,089	31,208

Effect Of Unrealized Exchange Rate Changes	(432)	492	60

Cash, Beginning Of Period	67,581	-	-

Cash, End Of Period	$31,268	$67,581	$31,268

Supplemental Disclosures Of Cash Flow Information

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements

LANGUAGEENTERPRISES CORP.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

PERIOD FROM INCEPTION, OCTOBER 25, 2005, TO JULY 31, 2007
(Stated in U.S. Dollars)

	COMMON STOCK			DEFICIT
	NUMBER			ACCUMULATED	ACCUMULATED
	OF		ADDITIONAL	DURING THE	OTHER
	COMMON	PAR	PAID-IN	DEVELOPMENT	COMPREHENSIVE
	SHARES	VALUE	CAPITAL	STAGE	INCOME	TOTAL

Balance, October 25, 2005 (Date of
inception)	-	$-	$-	$-	$-	$-

January 26, 2006 – Shares issued for
cash at $0.01	2,600,000	2,600	23,400	-	-	26,000
March 26, 2006 – Shares issued for
cash at $0.02	1,200,000	1,200	22,800	-	-	24,000
May 19, 2006 – Shares issued for cash
at $0.10	203,500	204	20,146	-	-	20,350
Foreign currency translation	-	-	-	-	492	492
Fair value of rent and management
services donated by Directors (Note 5)	-	-	31,500	-	-	31,500
Net loss for the period	-	-	-	(36,610)	-	(36,610)

Balance July 31, 2006	4,003,500	4,004	97,846	(36,610)	492	65,732

Foreign currency translation	-	-	-	-	(432)	(432)
Fair value of rent and management
services donated by Directors (Note 5)	-	-	42,000	-	-	42,000
Net loss for the year	-	-	-	(81,659)	-	(81,659)

Balance July 31, 2007	4,003,500	$4,004	$139,846	$(118,269)	$60	$25,641

The accompanying notes are an integral part of these financial statements

LANGUAGE ENTERPRISES CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2007 AND 2006
(Stated in U.S. Dollars)

1.	NATURE OF OPERATIONS AND GOING CONCERN

	a)	Organization

Language Enterprises Corp. was incorporated under the laws of Nevada, U.S.A., on October 25, 2005. The Company’s principal executive offices are in Surrey, British Columbia, Canada.

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

	b)	Cash

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At July 31, 2007 and 2006, the Company had no cash equivalents.

LANGUAGE ENTERPRISES CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2007 AND 2006
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	c)	Office Equipment

Office equipment is recorded at cost and is amortized on a straight line basis which will reduce original cost to estimated residual value over the assets’ useful life of three years. Maintenance and repairs that do not extend an assets life are charged to expense as incurred.

	d)	Revenue Recognition

The Company earns revenue by providing document translation services. Revenue is recorded when service has been provided, the product has been delivered and settlement is reasonably assured.

	e)	Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

		i)	monetary items at the rate prevailing at the balance sheet date;

		ii)	non-monetary items at the historical exchange rate;

		iii)	revenue and expense at the average rate in effect during the applicable accounting period.

Translation adjustments resulting from this process are recorded in Stockholders’ Equity as a component of Accumulated Other Comprehensive Income (Loss).

Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are recorded in the Statement of Operations.

	f)	Financial Instruments

The Company’s financial instruments consist of cash, accounts payable and amounts due to related party.

Unless otherwise noted, it is management’s opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

LANGUAGE ENTERPRISES CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2007 AND 2006
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	g)	Income Taxes

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 109 – “Accounting for Income Taxes” (SFAS 109). This standard requires the use of the asset and liability approach for accounting and reporting on income taxes. Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. To the extent that it is not more likely than not that a deferred tax asset will be realized, a valuation allowance is provided.

	h)	Stock Based Compensation

The Company accounts for stock based employee and director compensation arrangements in accordance with provisions of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS No. 123(R) requires companies to measure all employee stock based compensation awards using a fair value method and record such expense in their consolidated financial statements. The Company adopted SFAS No. 123(R) on a prospective basis on October 25, 2005. Stock based compensation arrangements for non-employees are recorded at fair value as the services are provided and the compensation earned.

The Company has not granted any stock options since inception and has not recorded any stock-based compensation.

	i)	Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash.

LANGUAGE ENTERPRISES CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2007 AND 2006
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	j)	Basic and Diluted Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At July 31, 2007 the Company has no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

	k)	Impairment of Long-Lived Assets

The Company reviews long-lived assets and including identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

	l)	Comprehensive Loss

Comprehensive loss is the total of (1) net loss plus (2) all other changes in net assets arising from non-stockholder sources, which are referred to as other comprehensive income. The Company has presented a statement of operations that includes other comprehensive income. An analysis of changes in components of accumulated other comprehensive loss is presented in the statement of stockholders’ equity.

	m)	Use of Estimates and Assumptions

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Actual results may differ from the estimates.

LANGUAGE ENTERPRISES CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2007 AND 2006
(Stated in U.S. Dollars)

3.	RECENT ACCOUNTING PRONOUNCEMENTS

a)
In February 2007, the FASB issued SFAS No. 159, “Establishing the Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”). SFAS No. 159 was to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an equity that has also elected to apply the provisions of SFAS No. 157, “Fair Value Measurements”. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company is evaluating the impact of the adoption of SFAS No. 159 could have on the Company’s financial statements.

b)

In September 2006, FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 does not require any new fair value measurements. However, FASB anticipates that for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning February 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157 but does not expect that it will have a significant effect on its financial position or results of operations.

c)

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 128”). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB 108 is effective for interim periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB 108 but does not expect that it will have a significant effect on its financial position or results of operations.

d)

In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“SFAS 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has determined that the adoption of SFAS 48 does not have any material impact on the Company’s results of operations or financial position.

LANGUAGE ENTERPRISES CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2007 AND 2006
(Stated in U.S. Dollars)

3.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

e)

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140” (“SFAS 155”), to simplify and make more consistent the accounting for certain financial instruments. SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS 155 amends SFAS 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

f)

In November 2005, FASB issued Staff Position No. (“FSP”) Financial Accounting Standard (“FAS”)115-1, “The Meeting of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FAS FASP 115-1”). FAS FSP 115-1 provides accounting guidance for identifying and recognizing other-than-temporary impairments of debt and equity securities, as well as cost method investments in addition to disclosure requirements. FAS FSP 115-1 is effective for reporting periods beginning after December 15, 2005, and earlier application is permitted. The Company has determined that the adoption of FAS FSP 115- 1 does not have any material impact on the Company’s results of operations or financial position.

4.	OFFICE EQUIPMENT

	2007	2006

Office equipment	$404	$404
Less: Accumulated amortization	(156)	(12)

	$248	$392

LANGUAGE ENTERPRISES CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2007 AND 2006
(Stated in U.S. Dollars)

5.	AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS

	a)	Amounts Due to Related Party

The amount of $4,541 (2006 - $3,567) is due to a director of the Company for expenses paid on behalf of the Company. The amount was incurred in the normal course of business. This amount was advanced without interest and is due on demand.

	b)	Services Rendered by Related Parties

The fair value of management services of $36,000 (2006 - $27,000) and rent of $6,000 (2006 - $4,500) contributed by the directors was charged to operations and credited to additional paid-in capital during the period.

6.	CAPITAL STOCK

On January 26, 2006, the Company sold 2,600,000 shares of its common stock at $0.01 per share for cash to the directors, for total consideration of $26,000.

On March 21, 2006, the Company sold 1,200,000 share of its common stock at $0.02 per share for cash for total consideration of $24,000.

On May 19, 2006, the Company sold 203,500 share of its common stock at $0.10 per share for cash for total consideration of $20,350.

The Company has no stock option plan, warrants or other dilutive securities.

LANGUAGE ENTERPRISES CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2007 AND 2006
(Stated in U.S. Dollars)

7.	INCOME TAXES

	a)	Income Tax Provision

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% to income before income taxes. The difference results from the following items:

	2007	2006

Computed expected (benefit of) income taxes	$(27,500)	$(12,300)
Increase in valuation allowance	27,500	12,300

Income tax provision	$-	$-

b)	Significant components of the Company’s deferred income tax assets are as follows:

	2007	2006

Deferred income tax assets	$39,800	$12,300
Valuation allowance	(39,800)	(12,300)

Net deferred tax assets	$-	$-

c)

The Company has incurred operating losses and approximately $118,200 (2006 - $36,100) which, if unutilized, will commence to expire in 2026. Future tax benefits, which may arise as a result of these losses, have not been recognized in these consolidated financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry forwards:

	INCOME TAX OPERATING
	LOSS CARRY FORWARDS
		EXPIRATION
	AMOUNT	DATE

2006	$36,100	2026
2007	82,100	2027

Total income tax operating loss carry forward	$118,200

LANGUAGE ENTERPRISES CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2007 AND 2006
(Stated in U.S. Dollars)

8.	CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company has no significant contractual obligations or commitments with any party respecting executive compensation, consulting arrangements, rental premises or other matters, except as disclosed elsewhere in these notes. The officers and directors provide management services to the Company without any compensation.

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.         CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer has concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the year ended July 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.         OTHER INFORMATION.

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our executive officers and directors and their respective ages and titles as of October 23, 2007 are as follows:

Name	Age	Position

Jonathan Moore	37	President, Treasurer and Director

Naomi Moore	32	Secretary and Director

Set forth below is a brief description of the background and business experience of officers and directors:

Jonathan Moore, our President, Treasurer and a member of our board of directors, holds a Bachelor of Education degree from the University of Victoria and is currently completing graduate studies in education at Simon Fraser University. Mr. Moore has been a director since October 25, 2005. Since 2000, Mr. Moore has been a teacher with the Surrey School District in British Columbia, Canada.

Naomi Moore, our Secretary and a member of our board of directors, holds a Bachelor of Arts degree in Geography and an Education degree from Simon Fraser University. She also completed the Cooperative Education Program in Geography and Earth Sciences and a certificate in Liberal Arts. Mrs. Moore has worked for various governmental agencies which include, in 1996 the Canadian Department of Fisheries and Oceans in Nanaimo, British Columbia, in 1997 Environment Canada in Hull, Quebec and in 1997 the Ministry of Forests in Lillooet, British Columbia. Mrs. Moore has been a director since October 25, 2005. Mrs. Moore has been a teacher with the Surrey School District since 2002 and was a teacher with the Coquitlam School District from 2000 to 2002.

Jonathan Moore and Naomi Moore are married.

Term of Office

Members of our board of directors are appointed to hold office until the next annual meeting of our stockholders or until his or her successor is elected and qualified, or until he or she resigns or is removed in accordance with the provisions of the Nevada Revised Statutes. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than our officers and directors.

Our translators are associated with us pursuant to translation services agreements, which provide that as and when clients engage us to procure a translation, we may contact them with a proposal. Price, timing and other material terms of individual engagements are negotiated on a case-by-case basis.

Committees of the Board of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our board of directors. As a result, our board of directors acts in those capacities.

Audit Committee Financial Expert

Our board of directors has determined that we do not presently have a director that meets the definition of an “audit committee financial expert.” We believe that the cost related to retaining such a financial expert at this time is prohibitive. Further, because we are in the start-up stage of our business operations, we believe that the services of an audit committee financial expert are not warranted at this time.

CODE OF ETHICS

We adopted a Code of Ethics applicable to our principal executive officer and principal financial officer and certain other finance executives, which is a “code of ethics” as defined by applicable rules of the SEC. Our Code of Ethics is attached hereto as an exhibit to this Annual Report on Form 10-KSB. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our principal executive officer and principal financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all forms they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, other than as described below, no other reports were required for those persons, we believe that, during the year ended July 31, 2007, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Securities Exchange Act of 1934:

Name and Principal Position	Number of Late Insider Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Jonathan Moore President, Treasurer and Director	Two	One	Two
Naomi Moore Secretary and Director	Two	One	Two

ITEM 10.         EXECUTIVE COMPENSATION.

Summary Compensation Table

We did not pay any compensation to Jonathan Moore, our President, Treasurer and director, and Naomi Moore, our Secretary and director, during the fiscal year ended July 31, 2007. However, for accounting purposes, we have recorded in our financial statements the fair value of management provided to us at no cost as contributed management services.

Outstanding Equity Awards At Fiscal Year-End

As at July 31, 2007, we did not have any outstanding equity awards.

Employment Contracts

We have no employment contracts, termination of employment or change-in-control arrangements with our executive officers and directors.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

We have no equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 24, 2007 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
DIRECTORS AND EXECUTIVE OFFICERS
Common Stock	Jonathan Moore President and Treasurer Director 13747 57A Avenue Surrey, BC, Canada, V3X 2V6	1,170,000 Shares Direct	29.2%
Common Stock	Naomi Moore Secretary and Director 13747 57A Avenue Surrey, BC, Canada, V3X 2V6	1,170,000 Shares Direct	29.2%
Common Stock	All Directors and Executive Officers as a Group (2 person)	2,340,000 Shares	58.4%

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
5% STOCKHOLDERS
Common Stock	Jonathan Moore President and Treasurer Director 13747 57A Avenue Surrey, BC, Canada, V3X 2V6	1,170,000 Shares Direct	29.2%
Common Stock	Naomi Moore Secretary and Director 13747 57A Avenue Surrey, BC, Canada, V3X 2V6	1,170,000 Shares Direct	29.2%

Notes:
(1)

Based on 4,003,500 shares of our common stock issued and outstanding as of October 24, 2007. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on October 24, 2007.

CHANGE IN CONTROL

We are not aware of any arrangement that might result in a change in control in the future.

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as described below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than noted in this section:

(i)	Any of our directors or officers;
(ii)	Any person proposed as a nominee for election as a director;
(iii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
(iv)	Any of our promoters; and
(v)	Any relative or spouse of any of the foregoing persons who has the same house as such person.

On January 26, 2006, we issued 1,300,000 total shares of common stock to Jonathan Moore, our President, Treasurer and a member of our board of directors, at a price of $0.01 per share. The shares were issued pursuant to Section 4(2) of the Securities Act and are restricted shares as defined in the Securities Act. In addition, Mr. Moore has agreed to loan us $40,000 on an as-needed basis to fund operations and expenses, with terms of the loan to be determined at the time of lending. Interest charged will not exceed the prevailing bank prime rate plus 2%. As at July 31, 2007, we owe Mr. Moore $4,541 (2006 - $3,567) for expenses paid on our behalf. The amount owing was advanced without interest and is due on demand.

On January 26, 2006, we issued 1,300,000 total shares of common stock to Naomi, our Secretary and a member of our board of directors, at a price of $0.01 per share. The shares were issued pursuant to Section 4(2) of the Securities Act and are restricted shares as defined in the Securities Act.

Director Independence

Our common stock is quoted on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. Under NASDAQ Marketplace Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. As such, none of our directors are considered independent directors.

ITEM 13.         EXHIBITS.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws.(1)

10.1	Form of Translator Engagement Agreement.(1)

10.2	Translator Services Agreement with Toro Resources Corp.(1)

10.3	Translator Services Agreement with Magnus International Resources, Inc.(1)

10.4	Jonathan Moore Loan Letter.(1)

14.1	Code of Ethics.

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on September 11, 2006.

ITEM 14.         PRINCIPAL AND ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended July 31, 2007 and 2006 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended July 31, 2007	Year Ended July 31, 2006
Audit Fees	$13,100	$Nil
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$13,100	$Nil

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANGUAGE ENTERPRISES CORP.

Date:	October 29, 2007	By:	/s/ Jonathan Moore
JONATHAN MOORE
President and Treasurer
(Principal Executive Officer
and Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	October 29, 2007	By:	/s/ Jonathan Moore
JONATHAN MOORE
President and Treasurer
(Principal Executive Officer
and Principal Financial Officer)
Director

Date:	October 29, 2007	By:	/s/ Naomi Moore
NAOMI MOORE
Secretary and Director