Form 10QSB
period 2007-10-31
Language Enterprises Corp.
filed 2007-12-17
CIK 1373485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended October 31, 2007

[   ] Transition Report Under Section 13 Or 15(d) Of The Exchange Act

For the transition period from ________ to ________

COMMISSION FILE NUMBER 000-52738

LANGUAGE ENTERPRISES CORP.
(Exact name of small business issuer as specified in its charter)

NEVADA	98-0555508
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

111 N. Sepulveda Blvd., Suite 250
Manhattan Beach, CA 90266
(Address of principal executive offices)

(310) 937-1511
Issuer's telephone number

Not Applicable
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of
the Exchange Act). Yes [X]   No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 12, 2007, the Issuer had 4,003,500 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

LANGUAGE ENTERPRISES CORP.
(A Development Stage Company)

FINANCIAL STATEMENTS

OCTOBER 31, 2007
(Stated in U.S. Dollars)

F-1

LANGUAGE ENTERPRISES CORP.
(A Development Stage Company)

BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	OCTOBER 31	JULY 31
	2007	2007

ASSETS

Current
Cash	$20,949	$31,268
Prepaid expenses	-	-
	20,949	31,268

Office Equipment (Note 4)	212	248

	$21,161	$31,516

LIABILITIES

Current
Accounts payable	$20,572	$1,334
Amounts due to related party (Note 5)	264	4,541
	20,836	5,875

STOCKHOLDERS’ EQUITY

Capital Stock (Note 6)
Authorized:
100,000,000 voting common shares with a par
value of $0.001 per share

Issued and outstanding:
4,003,500 common shares as at July 31, 2007
and 2006	4,004	4,004

Additional Paid-In Capital	150,346	139,846
Accumulated Other Comprehensive Income	7	60
Deficit Accumulated During The Development Stage	(154,032)	(118,269)
	325	25,641

	$21,161	$31,516

The accompanying notes are an integral part of these financial statements
F-2

LANGUAGE ENTERPRISES CORP.
(A Development Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD
			FROM
			INCEPTION
	THREE MONTH		OCTOBER 25
	PERIOD ENDED		2005 TO
	OCTOBER 31	OCTOBER 31	OCTOBER 31
	2007	2006	2007

Revenue	$-	$-	$-

Expenses
Amortization	36	36	$192
Bank charges	149	35	440
Communications	262	238	2,021
Consulting	-	-	3,296
Filing fees	1,472	2,822	7,775
Foreign exchange loss (gain)	1,059	(278)	(419)
Legal fees	9,503	5,537	23,829
Management services (Note 5)	9,000	9,000	72,000
Office expenses	22	31	592
Professional fees	12,548	7,190	30,851
Rent (Note 5)	1,500	1,500	12,000
Travel and entertainment	212	521	2,972
Website development	-	-	2,219
	(35,763)	(26,632)	(157,768)

Miscellaneous Income	-	-	3,736

Net Loss For The Period	(35,763)	(26,632)	(154,032)

Other Comprehensive Income
Foreign currency translation adjustment	(53)	258	7

Comprehensive Loss	$(35,816)	$(26,374)	$(154,025)

Basic And Diluted Loss Per Share	$(0.01)	$(0.01)

Weighted Average Number Of Common Shares
Outstanding	4,003,500	4,003,500

The accompanying notes are an integral part of these financial statements.

LANGUAGE ENTERPRISES CORP. (A Development Stage Company) STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD
			FROM
			INCEPTION
	THREE MONTH		OCTOBER 25
	PERIOD ENDED		2005 TO
	OCTOBER 31	OCTOBER 31	OCTOBER 31
	2007	2006	2007

Cash Provided by (Used In):

Operating Activities

Net loss for the period	$(35,763)	$(26,632)	$(154,032)
Adjustments for items not affecting
operating working capital:
Amortization	36	36	192
Rent (Note 5)	1,500	1,500	12,000
Management services (Note 5)	9,000	9,000	72,000
Adjustments for items affecting operating
working capital:
Prepaid expenses	-	1,326	-
Accounts payable	19,238	1,652	20,572
	(5,989)	(13,118)	(49,268)

Investing Activity
Purchase of office equipment	-	-	(404)

Financing Activities
Amounts due to related party	(4,277)	(1,728)	264
Issue of common stock	-	-	70,350
	(4,277)	(1,728)	70,614

Net Increase (Decrease) In Cash	(10,266)	(14,846)	20,942

Effect Of Unrealized Exchange Rate Changes	(53)	(258)	7

Cash, Beginning Of Period	31,268	67,581	-

Cash, End Of Period	$20,949	$(52,477)	$20,949

Supplemental Disclosures Of Cash Flow Information

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements

LANGUAGE ENTERPRISES CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s audited financial statements for the fiscal period ended July 31, 2007. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s audited financial statements for the fiscal period ended July 31, 2007, has been omitted. The results of operations for the three-month period ended October 31, 2007 are not necessarily indicative of results for the entire year ending July 31, 2008.

2.	NATURE OF OPERATIONS AND GOING CONCERN

a)	Organization

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

As shown in the accompanying financial statements, the Company has accumulated a deficit of $154,032 for the period from October 25, 2005 (inception) to October 31, 2007. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations. If necessary, management may seek additional capital through a private placement and public offering of its common stock.

LANGUAGE ENTERPRISES CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

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

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At October 31, 2007 and July 31, 2007, the Company had no cash equivalents.

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

LANGUAGE ENTERPRISES CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2007
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

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At October 31, 2007 the Company has no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

LANGUAGE ENTERPRISES CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2007
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

4.	OFFICE EQUIPMENT

	OCTOBER 31	JULY 31
	2007	2007

Office equipment	$404	$404
Less: Accumulated amortization	(192)	(156)

	$212	$248

5.	AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS

a)	Amounts Due to Related Party

The amount of $264 (July 31, 2007 - $4,541) is due to a director of the Company for expenses paid on behalf of the Company. The amount was incurred in the normal course of business. This amount was advanced without interest and is due on demand.

b)	Services Rendered by Related Parties

The fair value of management services and rent contributed during the three month period ended October 31, 2007 was $9,000 (period ended October 31, 2006 - $9,000); and $1,500 (period ended October 31, 2006 - $1,500) respectively. These amounts were charged to operations and credited to additional paid in capital during the period.

LANGUAGE ENTERPRISES CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

6.	CAPITAL STOCK

On January 26, 2006, the Company sold 2,600,000 shares of its common stock at $0.01 per share for cash to the directors, for total consideration of $26,000.

On March 21, 2006, the Company sold 1,200,000 share of its common stock at $0.02 per share for cash for total consideration of $24,000.

On May 19, 2006, the Company sold 203,500 share of its common stock at $0.10 per share for cash for total consideration of $20,350.

The Company has no stock option plan, warrants or other dilutive securities.

7.	CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company has no significant contractual obligations or commitments with any party respecting executive compensation, consulting arrangements, rental premises or other matters, except as disclosed elsewhere in these notes. The officers and directors provide management services to the Company without any compensation.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report constitute "forward-looking statements.” These statements, identified by words such as “plan,” "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under this caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our Annual Reports on Form 10-KSB, our Quarterly Reports on Form 10-QSB and our Current Reports on Form 8-K.

As used in this Quarterly Report, the terms "we,” "us,” "our,” the “Company” and “Language” mean Language Enterprises Corp. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

INTRODUCTION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three months ended October 31, 2007, and changes in our financial condition from July 31, 2007. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the fiscal year ended July 31, 2007.

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

Recent Corporate Developments

The following significant developments occurred since the completion of our fiscal year ended July 31, 2007:

1.

Effective October 9, 2007, Michael Heithaus resigned as a member of our board of directors. Mr. Heithaus’ resigned for personal reasons and there was no disagreement between him and our management regarding any matter relating to our operations, policies and practices.

2.

On November 21, 2007, Dr. Paul C. Kirkitelos was appointed our Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer to fill the vacancies created by the resignations of Jonathan Moore as our President and Treasurer and Naomi Moore as our Secretary.

3.

On November 23, 2007, pursuant to the terms of a Share Transfer Agreement (the “Share Transfer Agreement”) among Paul C. Kirkitelos, our sole executive officer, Jonathan Moore, a member of our board of directors, and Naomi Moore, also a member of our board of directors, Dr. Kirkitelos purchased 1,170,000 shares of our common stock from each of Mr. Moore and Mrs. Moore, being 2,340,000 shares of our common stock in aggregate (the “Shares”). In consideration of the Shares, Dr. Kirkitelos paid $124,990 to each of Mr. Moore and Mrs. Moore, equal to $249,980 in the aggregate.

As a result of the completion of the sale of the Shares to Dr. Kirkitelos, Mr. Moore and Mrs. Moore no longer own any shares of our common stock and Dr. Kirkitelos now owns approximately 58.4% of the outstanding shares of our common stock, resulting in a change of control. Pursuant to the terms of the Share Transfer Agreement, Mr. Moore and Mrs. Moore have agreed to resign from our Board of Directors and to have Dr. Kirkitelos appointed as our sole director. This change in our Board of Directors is expected to take place 10 days after an information statement prepared in accordance with Rule 14f-1 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) has been mailed to our stockholders and filed with the SEC.

PLAN OF OPERATION

During our fiscal year ended July 31, 2007, we conducted a mail out marketing campaign that was designed primarily to target new prospective customers for our services. The target of this campaign was companies in the oil and gas and mining sectors. We also targeted businesses that provide professional services to these companies, including law firms, accounting firms and engineering businesses. Despite this campaign, we have been unable to generate any significant revenues to date.

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

As at October 31, 2007, we had $20,949 in cash and a working capital surplus of $113. As such, we do not have sufficient funds to meet our anticipated expenses for the next twelve months. We have not earned significant revenues from our operations to date and there are no assurances that we will be able to do so in the near future. As a result, we will likely have to rely on external sources of financing in order to pay for anticipated costs of operating our business. In addition, there are no assurances that the actual costs of our anticipated expenses will not exceed the estimates of those costs. We have an agreement with Jonathan Moore, one of our directors, under which Mr. Moore has agreed to loan us $40,000 on an as needed basis at an interest rate of prime plus 2%. We do not have any other financing arrangements in place at this time.

RESULTS OF OPERATIONS

First Quarter and Three Months Summary

	Three Months Ended October 31
			Percentage
			Increase /
	2007	2006	(Decrease)
Revenue	$ --	$ --	n/a

Expenses	(35,763)	(26,632)	34.3%

Net Loss	$(35,763)	$(26,632)	34.3%

Revenues

We have not yet earned revenue from operations as we are still in the development stage. We can provide no assurance that we will earn significant revenues from our business operations in the future.

Operating Costs and Expenses

Our operating expenses for the three months ended October 31, 2007, and 2006, consisted of the following:

	Three Months Ended October 31		Percentage
	2007	2006	Increase / (Decrease)
Amortization	$36	$36	n/a
Bank Charges	149	35	325.7%
Communications	262	238	10.1%
Filing Fees	1,472	2,822	(47.8)%
Foreign Exchange Loss	1,059	(278)	480.9%
Legal Fees	9,503	5,537	71.6%
Management Services	9,000	9,000	n/a
Office Expenses	22	31	(29.0)%
Professional Fees	12,548	7,190	74.5%
Rent	1,500	1,500	n/a
Travel and Entertainment	212	521	(59.3)%
Total Operating Expenses	$35,763	$26,632	34.3%

The increase in our total expenses is primarily a result of the increase in legal and professional fees. The majority of the amounts spent by us on legal and professional fees are amounts paid in connection with meeting our ongoing reporting obligations under the Exchange Act.

The amounts recorded for management services and rent were recorded solely for accounting purposes and reflect the estimated fair value of the services and rent provided to us free of charge. A corresponding increase in additional paid in capital has been recorded with respect to these amounts.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At October 31, 2007	At July 31, 2007	Increase / (Decrease)
Current Assets	$20,949	$31,268	(33.0)%
Current Liabilities	(20,836)	(5,875)	254.7%
Working Capital (Deficit)	$113	$25,393	(99.6)%

Cash Flows
	Three Months Ended October 31
	2007	2006
Cash Flows from (used in) Operating Activities	$(5,989)	$(13,118)
Cash Flows from (used in) Investing Activities	--	--
Cash Flows from (used in) Financing Activities	$(4,277)	(1,728)
Net Increase (decrease) in Cash During Period	$(10,266)	$(14,846)

The decreases in our working capital at October 31, 2007 from our three months ended October 31, 2006, and the increase in our cash used during the three months ended on October 31, 2007, from the preceding fiscal quarter are primarily a result of the fact that we did not earn any significant revenue and had no sources of financing with which to pay the ongoing costs of our business for the fiscal quarter ended October 31, 2007.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report on Form 10-QSB have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at October 31, 2007, and for all periods presented in the attached financial statements, have been included. Interim results for the three months ended October 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

Our significant accounting policies are disclosed in the notes to the interim financial statements in this Quarterly Report.

RISKS AND UNCERTAINTIES

We have an operating deficit and have incurred losses since inception.

To date, our operations have not been profitable. We have generated a cumulative net loss of $154,032 from inception to October 31, 2007. Our inability to achieve profitability is directly related to our inability to earn significant revenues. We may never be able to earn significant revenues or achieve profitability.

We have only a limited operating history and therefore face a high risk of business failure and this could result in a complete loss of investors’ investments.

Investors’ evaluations of our business will be difficult because we have a limited operating history. We face a number of risks encountered by early-stage companies, including our need to develop infrastructure to support growth and expansion; our need to obtain long-term sources of financing; our need to establish our marketing, sales and support organizations; and our need to manage expanding operations. Our business strategy may not be successful, and we may not successfully address these risks. If we are unable to sustain profitable operations, investors may lose their entire investment in us.

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

Our success depends largely upon the efforts, abilities, and decision-making of Dr. Paul C. Kirkitelos, our Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer. The loss of this individual would have an adverse effect on our operations. We do not currently maintain "key-man" life insurance and there is no contract in place assuring the services of Dr. Kirkitelos for any length of time. In addition, our success depends on the efforts and abilities of the professional translators we engage and the availability of these translators. If we are unable to engage new translators and renew and maintain existing relationships, this will have an adverse effect on our operations. In the event that we should lose our sole officer and we are unable to find a suitable replacement, we may not be able to maintain our business and might have to cease operations, in which case investors might lose all of their investment.

One stockholder owns a majority of our common stock and may act, or prevent certain types of corporate actions, to the detriment of other stockholders.

Dr. Paul C. Kirkitelos owns 2,340,000 common shares, which is approximately 58.4% of our issued and outstanding common stock. Accordingly, he may exercise significant influence over all matters requiring stockholder approval, including the election of a majority of the directors and the determination of significant corporate actions. This concentration could also have the effect of delaying or preventing a change in control that could otherwise be beneficial to our stockholders.

If we are unsuccessful at surmounting difficulties normally faced by new enterprises, our business could fail, leading to a loss by our investors or their investment capital.

As noted in our financial statements that are included in this Quarterly Report on Form 10-QSB, we are a development stage company. Potential investors should be aware of the difficulties normally encountered by a new enterprise and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties complications and delays encountered in connection with the development of a business in the areas in which we intend to operate and in connection with the formation and commencement of operations of a new business in general. These include, but are not limited to, unanticipated problems relating to the development of our brokerage service, marketing and competition, and additional costs and expenses that may exceed current estimates. There is limited history upon which to base any assumption as to the likelihood that we will prove successful, and there can be no assurance that we will generate any significant operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely not be successful to the point that investors will receive a return on their investments

Because we have only recently commenced business operations, we expect to incur operating losses for the foreseeable future.

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

We are a start-up business with a small client base. In order to become profitable, we will have to develop a substantial client base and generate sufficient revenues to cover our expenses and eventually become profitable. We may not be successful at attracting clients. If we are unsuccessful at generating revenues from clients, our business will likely fail and investors may lose some or all of their investment.

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

We rely on third parties to provide translation services. Our business will be adversely affected to the extent these third parties do not provide an effective service or are unable to provide the service on terms acceptable to us.

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

ITEM 3.           CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our principal executive officer and principal financial officer has concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

None.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.           OTHER INFORMATION.

None.

ITEM 6.           EXHIBITS.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws.(1)

10.1	Form of Translator Engagement Agreement.(1)

10.2	Translator Services Agreement with Toro Resources Corp.(1)

10.3	Translator Services Agreement with Magnus International Resources, Inc.(1)

10.4	Jonathan Moore Loan Letter.(1)

14.1	Code of Ethics.(2)

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 filed on September 11, 2006.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended July 31, 2007 filed on October 30, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANGUAGE ENTERPRISES CORP.

Date:	December 16, 2007	By:	/s/ Paul C. Kirkitelos
PAUL C. KIRKITELOS
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)