Form 10QSB
period 2008-01-31
Language Enterprises Corp.
filed 2008-03-17
CIK 1373485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended January 31, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 13, 2008, the Issuer had 100,087,500 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS.

LANGUAGE ENTERPRISES CORP.
(A Development Stage Company)

FINANCIAL STATEMENTS

JANUARY 31, 2008

LANGUAGE ENTERPRISES CORP.
(A Development Stage Company)

BALANCE SHEETS
(Unaudited)

	JANUARY 31,	JULY 31,
	2008	2007
ASSETS
Current Assets
Cash	$14,451	$31,268
Total Current Assets	14,451	31,268

Fixed Assets
Equipment, net	176	248

Other Assets
Security Deposit	1,105	-

TOTAL ASSETS	$15,732	$31,516

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$61,732	$1,334
Amounts due to related party	-	4,541
Total Current Liabilities	61,732	5,875

Stockholders' Equity (Deficit)
Capital Stock
Authorized:
2,500,000,000 shares with a
par
value of $0.001 per share
Issued and Outstanding:
100,087,500 common shares
as
of January 31, 2008 and
October 31, 2007
Common Stock	100,088	100,088
Additional Paid-In Capital	54,263	43,762
Accumulated Comprehensive Income	7	60
Deficit accumulated during development stage	(200,357)	(118,269)

Total Stockholders' Equity (Deficit)	(46,000)	25,641

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$15,732	$31,516

The accompanying notes are an integral part of these financial statements

LANGUAGE ENTERPRISES CORP.
(A Development Stage Company)

STATEMENTS OF EXPENSES AND COMPREHENSIVE LOSS
(Unaudited)

					CUMULATIVE
					PERIOD
					FROM
					INCEPTION
					OCTOBER 25,
	THREE MONTHS ENDED		SIX MONTHS ENDED		2005 TO
	JANUARY 31,		JANUARY 31,		JANUARY 31,
	2008	2007	2008	2007	2008

EXPENSES

G&A	$46,325	$25,483	$82,088	$52,115	$204,093

Miscellaneous Income	-	(3,736)	-	(3,736)	(3,736)

Net Loss	(46,325)	(21,747)	(82,088)	(48,379)	(200,357)

Other Comprehensive
Income:
Foreign currency
translation adjustment	-	(431)	(53)	(173)	7

Comprehensive Loss	$(46,325)	$(22,178)	$(82,141)	$(48,552)	$(200,350)

Basic And Diluted
Loss Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average
Number Of Common
Shares Outstanding	100,087,500	100,087,500	100,087,500	100,087,500

The accompanying notes are an integral part of these financial statements.

LANGUAGE ENTERPRISES CORP.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			OCTOBER 25,
	SIX MONTHS ENDED		2005 TO
	JANUARY 31,		JANUARY 31,
	2008	2007	2008

Cash Used in Operating Activities:

Net loss	$(82,088)	$(48,379)	$(200,357)
Adjustments to reconcile net loss to
cash used in operating activities:
Depreciation	72	72	228
Donated Rent	1,500	3,000	12,000
Donated Management services	9,000	18,000	72,000
Change in Assets and Liabilities:
Prepaid expenses	-	1,326	-
Other assets	(1,105)	-	(1,105)
Accounts payable	60,398	567	61,732
Accounts receivable	-	(3,736)	-
Net cash used in operating activities	(12,223)	(29,150)	(55,502)

Investing Activities:
Purchase of equipment	-	-	(404)
Net cash used in investing activities	-	-	(404)

Financing Activities
Net borrowings from related party	(4,541)	(910)	-
Issue of common stock for cash	-	-	70,350
Net cash provided by (used in) financing
activities	(4,541)	(910)	70,350

Net Increase (Decrease) In Cash	(16,764)	(30,060)	14,444

Effect Of Unrealized Exchange Rate
Changes	(53)	(549)	7

Cash, Beginning Of Period	31,268	67,581	-

Cash, End Of Period	$14,451	$36,972	$14,451
Supplemental Disclosures Of Cash Flow
Information
Interest paid	$-	$-	$-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements

LANGUAGE ENTERPRISES CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2008
(Unaudited)

1.	BASIS OF PRESENTATION

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s audited financial statements for the fiscal period ended July 31, 2007. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s audited financial statements for the fiscal period ended July 31, 2007, has been omitted. The results of operations for the three-month period ended January 31, 2008 are not necessarily indicative of results for the entire year ending July 31, 2008.

2.	GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has accumulated a deficit since inception. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements contained herein do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations. If necessary, management may seek additional capital through a private placement and public offering of its common stock.

3.	CAPITAL STOCK

Effective January 7, 2008, the Company amended its Articles of Incorporation by splitting its issued and authorized capital on a 25-for-1 basis. Accordingly, the Company’s authorized capital of common stock has been increased from 100,000,000 shares to 2,500,000,000 shares of common stock, $0.001 par value per share, and the Company’s issued and outstanding shares were increased on a 25-for-1 basis such that each shareholder now holds twenty five shares for each one share previously held. As a result of the stock split, the number of Company shares outstanding increased from 4,003,500 to 100,087,500. All share and per-share data (except par value) have been adjusted to reflect the effect of the stock split for all periods presented.

LANGUAGE ENTERPRISES CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2008
(Unaudited)

4.	AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS

Management contributes rent at $500 per month and services at $1,250 per month to the company. The amounts represent management’s estimate of the fair value of both. These amounts were charged to operations and credited to additional paid in capital during the periods presented.

5.	SUBSEQUENT EVENTS

On March 7, 2008 the Company borrowed $220,000 from Little Bay Consulting S.A. The funds were received in two traunches, $120,000 in February 2008 and $100,000 in March 2008. The loans are unsecured, carry an annual interest rate of 5.0%, are due July 1, 2010, and are not convertible.

In February 2008, the Company formed Doral West Corp., a wholly owned subsidiary to participate in future acquisitions.

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

INTRODUCTION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the six months ended January 31, 2008, and changes in our financial condition from July 31, 2007. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the fiscal year ended July 31, 2007.

Overview

We were incorporated on October 25, 2005 under the laws of the State of Nevada. Since our inception, we have operated a translation brokerage business, acting as an intermediary between clients and independent, professional translators located throughout the world with whom we are associated. However we have been unsuccessful in our efforts to generate revenue from this business.

As a result, our management has suspended our translation brokerage business and is currently in the process of evaluating alternative business opportunities. Our management has identified what it believes are promising opportunities in the oil and gas industry. However, we have not yet entered into any definitive agreements with respect to these potential opportunities and there are no assurances that we will be able to do so in the future.

Recent Corporate Developments

The following significant developments occurred since the completion of our fiscal quarter ended October 31, 2007:

1.	On November 21, 2007, Dr. Paul C. Kirkitelos was appointed our Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer to fill the vacancies created by the resignations of Jonathan Moore as our President and Treasurer and Naomi Moore as our Secretary.

2.

On November 23, 2007, Paul C. Kirkitelos purchased 29,250,000 (1,170,000 pre-split) shares of our common stock from each of Jonathan Moore and Naomi Moore, being equal to 58,500,000 (2,340,000 pre-split) shares in the aggregate. As consideration for these shares, Dr. Kirkitelos paid $124,990 to each of Mr. Moore and Mrs. Moore, equal to $249,980 shares in the aggregate.

As a result of the completion of the sale of the Shares to Dr. Kirkitelos, Mr. Moore and Mrs. Moore no longer own any shares of our common stock and Dr. Kirkitelos now owns approximately 58.4% of the outstanding shares of our common stock, resulting in a change of control. Pursuant to the terms of the agreement amongst Mr. Moore, Mrs. Moore and Dr. Kirkitelos, Mr. Moore and Mrs. Moore resigned from our Board of Directors and Dr. Kirkitelos was appointed as our sole director on December 24, 2007. There were no disagreements between us and Mr. Moore or Mrs. Moore regarding any matter relating to our operations, policies or practices.

3.

On January 7, 2008, we completed a 25-for-1 split of our common stock. As a result of the stock split, our authorized capital increased from 100,000,000 shares of common stock, par value $0.001 per share, to 2,500,000,000 shares of common stock, par value $0.001 per share. The total number of shares of our common stock issued and outstanding was increased from 4,003,500 shares to 100,087,500 shares, with each stockholder holding 25 shares of our common stock for every one share held prior to the stock split.

4.	On January 9, 2008, as a result of the 25-for-1 stock split, our trading symbol was changed to “LNGE.”

5.

On January 22, 2008, Morgan & Company, Chartered Accountants, resigned as our independent public accountants. Morgan & Company stated that they were resigning as our independent auditors due to the relocation of our offices and management from Canada to the United States. Because of this relocation, Morgan & Company felt that it was not appropriate for them to continue as our auditors.

6.

On January 26, 2008, Malone & Bailey PC, Certified Public Accountants and Business Consultants, was appointed as our new independent registered public accounting firm following the resignation of Morgan & Company, Chartered Accountants.

7.

On March 7, 2008, we entered into a loan agreement (the “Loan Agreement”) with Little Bay Consulting SA (“Little Bay”) for $220,000 (the “Principal Sum”). Under the terms of the Loan Agreement, we have agreed to pay interest to Little Bay at a rate of 5% per annum, and to repay the loan on or before July 1, 2010.

PLAN OF OPERATION

Our management has suspended our translation brokerage business and is currently in the process of evaluating alternative business opportunities. Our management has identified what it believes are promising opportunities in the oil and gas industry. However, we have not yet entered into any definitive agreements with respect to these potential opportunities and there are no assurances that we will be able to do in the future. As a result, at this time, we are unable to provide an accurate estimate of our financial requirements for the next twelve months. However, as at January 31, 2008, we had a working capital deficit of $47,281and we anticipate that we will require substantial financing in the near term.

RESULTS OF OPERATIONS

Six Months Summary

	Three Months Ended		Percentage	Six Months Ended		Percentage
	January 31,		Increase /	January 31,		Increase /
	2008	2007	(Decrease)	2008	2007	(Decrease)
Revenue	$--	$--	n/a	$-	$-	N/A
Expenses	(46,325)	(25,483)	81.8%	(82,088)	(52,115)	57.5%
Miscellaneous Income	--	3,736	(100.0)%	--	3,736	(100.0)%
Net loss	$(46,325)	$(21,747)	113.0%	$(82,088)	$(48,379)	69.7%

Revenues

During the three months ended January 31, 2007, we earned miscellaneous income of $3,736. This income was earned from a trial run conducted by us of our translation brokerage business and was classified as miscellaneous income as it did not constitute revenue from operations. We have not earned revenue from our operations since our inception.

We can provide no assurance that we will earn significant revenues, if any, in the future.

General and Administrative Expenses

Our operating expenses for the three and six months ended January 31, 2008 and 2007, consisted of the following:

	Three Months Ended January 31,			Six Months Ended January 31,
			Percentage			Percentage
	2008	2007	Increase /	2008	2007	Increase /
			(Decrease)			(Decrease)
General Office and Overhead	$2,785	$2,154	29.3%	$4,569	$3,923	16.5%
Professional Fees	38,782	12,589	208.1%	60,833	25,316	140.3%
Management Services	--	9,000	(100.0)%	9,000	18,000	(50.0%)
Filing Fees	3,464	1,285	169.6%	4,936	4,107	20.2%
Other Expenses	1,294	455	184.4%	2,750	769	257.6%

Total	$46,325	$25,483	81.8%	$82,088	$52,115	57.5%

Our general and administrative expenses increased during the period ended January 31, 2008 primarily as a result of an increase in the amounts accrued for professional services provided during the period. Additional professional fees accrued during the period relate primarily to additional legal and accounting fees incurred in connection with our change in control.

The additional management fees recorded for the period ended January 31, 2007 represents the fair value of the management services provided to us by our former executive officers and directors free of charge. No amounts were accrued during the period ended January 31, 2008 for management fees as the services provided by our executive officers during the period were minimal.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At January 31, 2008	At July 31, 2007	Increase / (Decrease)
Current Assets	$14,451	$31,268	(53.8)%
Current Liabilities	(61,732)	(5,875)	950.8%
Working Capital (Deficit)	$(47,281)	$25,393	(286.2)%

Cash Flows
	Six Months Ended January 31
	2008	2007
Cash Flows from (used in) Operating Activities	$(12,223)	$(29,150)
Cash Flows from (used in) Investing Activities	--	--
Cash Flows from (used in) Financing Activities	$(4,541)	(910)
Net Increase (decrease) in Cash During Period	$(16,764)	$(30,060)

The decrease in our working capital at January 31, 2008 as compared to July 31, 2007, from the preceding fiscal period is primarily a result of the fact that we did not earn any significant revenue and had no significant sources of financing during the fiscal period ended January 31, 2008.

On March 7, 2008, we entered into a loan agreement with Little Bay Consulting SA (“Little Bay”) pursuant to which Little Bay agreed to loan us $220,000 at a rate of 5% per annum. The loan from Little Bay is unsecured and repayable by July 1, 2010. We anticipate that we will require substantially more external financing in the near future. Although our former President, Jonathan Moore, had previously agreed to loan us up to $40,000 on an as-needed basis to fund our operations and expenses, we do not expect to be able to obtain additional financing from Mr. Moore in the future. We do not have any additional financing arrangements in place.

In order to obtain additional financing in the future, we anticipate relying upon sales of our common stock and, when available, loans from third parties. However, there is no assurance that we will be able to obtain additional financing from either of these, or any other sources, in the future. Our ability to obtain third party loans is expected to be limited as we are a development stage company without significant assets. If we sell additional shares of our common stock, existing stockholders will experience a dilution of their proportionate interests in our Company.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report on Form 10-QSB have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at January 31, 2008, and for all periods presented in the attached financial statements, have been included. Interim results for the six months ended January 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

Our significant accounting policies are disclosed in the notes to the audited financial statements for the fiscal year ended July 31, 2007 included in our Annual Report on Form 10-KSB filed with the SEC on October 30, 2007.

RISKS AND UNCERTAINTIES

We have an operating deficit and have incurred losses since inception.

To date, our operations have not been profitable. We have generated a cumulative net loss of $200,357 from inception to January 31, 2008. Our inability to achieve profitability is directly related to our inability to earn significant revenues. We may never be able to earn significant revenues or achieve profitability.

We have only a limited operating history and therefore face a high risk of business failure and this could result in a complete loss of investors’ investments.

Investors’ evaluations of our business will be difficult because we have a limited operating history. We face a number of risks encountered by early-stage companies, including our need to develop infrastructure and our need to obtain sources of long term financing. Our business strategy may not be successful, and we may not successfully address these risks. If we are unable to attain profitability, investors may lose their entire investment.

We face competition in our search for alternative business opportunities, which could adversely affect our ability to acquire those opportunities.

We compete with other companies in our search for alternative business opportunities. Due to our small size and limited resources, it can be assumed that many of our competitors have significantly greater financial and other competitive resources, which may make our competitors more attractive. This may hinder our ability to acquire attractive business opportunities.

The loss of our key persons, or our failure to attract and retain additional personnel could adversely affect our business.

Our success depends largely upon the efforts, abilities, and decision-making of Dr. Paul C. Kirkitelos, our Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer. The loss of this individual would have an adverse effect on our business prospects. We do not currently maintain "key-man" life insurance and there is no contract in place assuring the services of Dr. Kirkitelos for any length of time. In the event that we should lose our sole officer and we are unable to find a suitable replacement, we may not be able to develop our business, in which case investors might lose all of their investment.

One stockholder owns a majority of our common stock and may act, or prevent certain types of corporate actions, to the detriment of other stockholders.

Dr. Paul C. Kirkitelos owns 58,500,000 common shares, which is approximately 58.4% of our issued and outstanding common stock. Accordingly, he may exercise significant influence over all matters requiring stockholder approval, including the election of a majority of the directors and the determination of significant corporate actions. This concentration could also have the effect of delaying or preventing a change in control that could otherwise be beneficial to our stockholders.

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

Our articles of incorporation authorize the issuance of 2,500,000,000 shares of common stock. Our board of directors has the authority to issue additional shares of common stock up to the authorized capital stated in the articles of incorporation. Our board of directors may choose to issue some or all of such shares to provide additional financing in the future. The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. It will also cause a reduction in the proportionate ownership and voting power of all other stockholders.

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

Our common shares are quoted on the OTC Bulletin Board under the symbol "LNGE.” Companies quoted on the OTC Bulletin Board have traditionally experienced extreme price and volume fluctuations. In addition, our stock price may be adversely affected by factors that are unrelated or disproportionate to our operating performance. Market fluctuations, as well as general economic, political and market conditions such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. In addition, to date, there has been no trading volume for our shares on the OTC Bulletin Board. As a result of this potential volatility and potential lack of a trading market, an investor may not be able to sell any of our common stock that they acquire that a price equal or greater than the price paid by the investor.

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

None.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.               OTHER INFORMATION.

None.

ITEM 6.               EXHIBITS.

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 2,500,000,000 shares, par value $0.001 per share (25-for-1 Stock Split).(3)
3.3	Bylaws.(1)
10.1	Form of Translator Engagement Agreement.(1)
10.2	Translator Services Agreement with Toro Resources Corp.(1)
10.3	Translator Services Agreement with Magnus International Resources, Inc.(1)
10.4	Jonathan Moore Loan Letter.(1)
10.5	Loan Agreement dated as of March 7, 2008 with Little Bay Consulting SA.(4)
14.1	Code of Ethics.(2)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 filed on September 11, 2006.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended July 31, 2007 filed on October 30, 2007.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on January 9, 2008.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed on March 12, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANGUAGE ENTERPRISES CORP.

Date:	March 17, 2008	By:	/s/ Paul C. Kirkitelos
PAUL C. KIRKITELOS
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)