Form 10-Q
period 2008-04-30
Doral Energy Corp.
filed 2008-06-16
CIK 1373485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

COMMISSION FILE NUMBER 000-52738

DORAL ENERGY CORP.
(Exact name of registrant as specified in its charter)

NEVADA	98-0555508
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 N. Sepulveda Blvd., Suite 250
Manhattan Beach, CA	90266
(Address of principal executive offices)	(Zip Code)

(310) 937-1511
(Registrant's telephone number, including area code)

LANGUAGE ENTERPRISES CORP.
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and
“smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of June 13, 2008, the Issuer had 100,587,500 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS.

The accompanying consolidated unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended April 30, 2008 are not necessarily indicative of the results that can be expected for the year ending July 31, 2008.

As used in this Quarterly Report on Form 10-Q, the terms "we,” "us,” "our,” “Doral Energy” and the “Company” mean Doral Energy Corp. and its subsidiaries unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

DORAL ENERGY CORP.
(formerly LANGUAGE ENTERPRISES CORP.)
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
April 30 2008 and July 31, 2007
(Unaudited)

	April 30,	July 31,
	2008	2007
ASSETS
Current assets
Cash	$63,502	$31,268
Total current assets	63,502	31,268

Equipment, net	140	248

Other assets
Deposit on purchase of Hanson Energy oil and gas interests	100,000	-
Security deposit	1,105	-

TOTAL ASSETS	$164,747	$31,516

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$60,844	$1,334
Amounts due to related party	2,861	4,541
Total current liabilities	63,705	5,875

Notes payable	320,000	-
Total liabilities	383,705	5,875

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, 2,500,000 shares authorized, 100,587,500 and
100,087,500 shares issued and outstanding at April 30, 2008 and July 31, 2007,
respectively	100,588	100,088
Additional paid-in capital	53,763	43,762
Deficit accumulated during exploration stage	(373,309)	(118,209)
Total stockholders' equity (deficit)	(218,958)	25,641

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$164,747	$31,516

The accompanying notes are an integral part of these financial statements

DORAL ENERGY CORP.
(formerly LANGUAGE ENTERPRISES CORP.)
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF EXPENSES
For the three months and nine months ended April 30, 2008 and 2007 and for the period from October 25, 2005 (Inception) through April 30, 2008
(Unaudited)

					Inception
	Three months ended		Nine months ended		through
	April 30,		April 30,		April 30,
	2008	2007	2008	2007	2008

EXPENSES

General and administrative	$171,126	$16,077	$253,214	$68,192	$375,219
Miscellaneous income	-	-	-	(3,736)	(3,736)
Operating loss	(171,126)	(16,077)	(253,214)	(64,456)	(371,483)

Other expense – interest income (expense)	(1,833)	404	(1,886)	231	(1,826)

Net loss	$(172,959)	$(15,673)	$(255,100)	$(64,225)	$(373,309)

Loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding – basic and diluted	100,098,611	100,087,500	100,091,150	100,087,500

The accompanying notes are an integral part of these financial statements.

DORAL ENERGY CORP.
(formerly LANGUAGE ENTERPRISES CORP.)
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOW
For the nine months ended April 30, 2008
and 2007 and for the period from October 25, 2005 (Inception) through April 30, 2008
(Unaudited)

	Nine months ended		Inception
	April 30,		through
	2008	2007	April 30, 2008

Cash used in operating activities:

Net loss	$(255,100)	$(64,225)	$(373,309)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	108	108	264
Noncash interest expense	1,833	-	1,833
Donated rent	1,500	4,500	12,000
Donated management services	9,001	27,000	72,001
Changes in operating assets and liabilities:
Deposits	(1,105)	1,176	(1,105)
Accounts payable	57,677	(16)	59,011
Net cash used in operating activities	(186,086)	(31,457)	(229,305)

Cash used in investing activities:
Purchase of office equipment	-	-	(404)
Deposit paid to Hanson Energy	(100,000)	-	(100,000)
Net cash used in investing activities	(100,000)	-	(100,404)

Cash provided by financing activities
Net borrowings from/(repayments to) related party	(1,680)	92	2,861
Proceeds from issuance of common stock	-	-	70,350
Proceeds from issuance of notes payable	320,000	-	320,000
Net cash provided by financing activities	318,320	92	393,211

Net increase (decrease) in cash	32,234	(31,365)	63,502

Cash, beginning of period	31,268	67,581	-

Cash, end of period	$63,502	$36,216	$63,502

Supplemental cash flow disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

DORAL ENERGY CORP.
(formerly LANGUAGE ENTERPRISES CORP.)
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2008
(Unaudited)

1.	BASIS OF PRESENTATION

Effective April 28, 2008, Language Enterprise Corp. (the “Company”) changed its name to Doral Energy Corp.

In February 2008, Doral formed Doral West Corp., a wholly owned subsidiary to participate in future acquisitions.

Interim financial statements

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s audited financial statements for the fiscal period ended July 31, 2007. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s audited financial statements for the fiscal period ended July 31, 2007, has been omitted. The results of operations for the three-month and nine-month periods ended April 30, 2008 are not necessarily indicative of results for the entire year ending July 31, 2008.

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

3.	ACQUISITIONS

Hanson Energy Agreement

On April 25, 2008, Doral entered into an agreement (the “Hanson Energy Agreement”) with J. Warren Hanson, an individual doing business as Hanson Energy, to acquire certain oil and gas properties located in Eddy County, in southeastern New Mexico. Under the terms of the Hanson Energy Agreement, Hanson Energy has agreed to transfer to Doral all of its right, title and interest in and to 62 oil and gas leases (the “Leases”), together with all of Hanson Energy’s right, title and interest in and to the lands, wells and hydrocarbons associated with the Leases and to the oil and gas sales contracts related thereto. As consideration for the purchase, Doral agreed to pay to Hanson Energy the following consideration:

(a) Upon execution of the Hanson Energy Agreement, a deposit of $100,000 in cash and 500,000 shares of Doral’s common stock;

(b)

Upon closing, $4,900,000 in cash and 6,500,000 shares of Doral’s common stock, and to assign to Hanson Energy an overriding royalty interest of 2.5% based upon 8/8ths of the oil and gas produced from the Leases.

Doral issued 500,000 shares of common stock and paid $100,000 in cash to Hanson Energy on April 28, 2008. The shares have not been valued to date given the lack of trading activity in Doral’s common stock and therefore, the ultimate acquisition price of the oil and gas leases will be determined after consideration of the fair value of the interests acquired and the total cash paid.

If the transactions contemplated in the Hanson Energy Agreement do not close, Hanson Energy will be entitled to retain the Deposit unless the failure to close is due to the breach by Hanson Energy of its representations, warranties and covenants set out in the Hanson Energy Agreement or otherwise due to Hanson Energy’s malfeasance.

Diamond Springs Letter Agreement

On April 10, 2008, Doral entered into a binding agreement (the “Diamond Springs Letter Agreement”) with G2 Petroleum, LLC (“G2”) to purchase an interest in an oil and gas prospect covering approximately 3,300 acres located in Fremont County, Wyoming, known as the Diamond Springs Prospect. Under the terms of the Diamond Springs Letter Agreement, Doral has agreed to purchase a 5% working interest, being a 3.75% net revenue interest, in the Diamond Springs Prospect in exchange for 250,000 shares of the Company’s common stock, to be issued upon closing. In addition, Doral will earn a 100% working interest, being a 75% net revenue interest, in an exploratory well to be drilled on the Diamond Springs Prospect, and the surrounding spacing unit, by paying for 100% of the costs of drilling and completing that well. Under the terms of the Diamond Springs Letter Agreement, Doral is required to provide G2 with $50,000 upon closing, to be applied towards the cost of drilling the well. Doral will then be required to provide G2 with an additional $300,000 within 45 days after closing. The payment of additional drilling costs will be subject to approval by Doral. Closing of the transactions contemplated in the Diamond Springs Letter Agreement is expected to occur within 60 days after the date the agreement was signed, but is conditional upon the respective parties completing their due diligence reviews to their reasonable satisfaction. The spud-date for the proposed exploratory well is expected to be in the summer of 2008. If the exploratory well is completed and becomes a productive well, of which there is no assurance, Doral will have the right to increase its total interest in the entire Diamond Spring Prospect to a 50% working interest, being a 37.5% net revenue interest, at a price of $100,000 for each additional 1% working interest, payable in cash or Doral stock.

As the Company was unable to complete the closing of the transactions by June 9, 2008, the Company is now in default of the Diamond Springs Letter Agreement. However, we are continuing to work with G2, and still hope to complete the acquisition of our interest in the Diamond Springs Prospect sometime in the summer of 2008.

4.	CAPITAL STOCK

Effective January 7, 2008, the Company amended its Articles of Incorporation by splitting its issued and authorized capital on a 25-for-1 basis. Accordingly, the Company’s authorized capital of common stock has been increased from 100,000,000 shares to 2,500,000,000 shares of common stock, $0.001 par value per share, and the Company’s issued and outstanding shares were increased on a 25-for-1 basis such that each shareholder now holds twenty five shares for each one share previously held. As a result of the stock split, the number of Company shares outstanding increased from 4,003,500 to 100,087,500 on January 7, 2008. All share and per-share data (except par value) have been adjusted to reflect the effect of the stock split for all periods presented.

5.	AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS

During the three months ended October 31, 2007, management contributed rent at $500 per month and services at $1,250 per month to the Company. The amounts represent management’s estimate of the fair value of both. These amounts were charged to operations and credited to additional paid in capital during the periods presented.

6.	NOTES PAYABLE

On March 7, 2008, Doral borrowed $220,000 from a third party. The funds were received in two traunches, $120,000 in February 2008 and $100,000 in March 2008. The loans are unsecured, carry an annual interest rate of 5.0%, are due July 1, 2010, and are not convertible.

In May 2008, Doral signed loan agreements for $250,000 with a third party. The loans are unsecured, carry an annual interest rate of 5.0%, are due July 1, 2010, and are not convertible. $100,000 of the total was funded in April 2008 and is included in notes payable as of April 30, 2008.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report constitute "forward-looking statements.” These statements, identified by words such as “plan,” "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the heading “Part II – Item 1A. Risk Factors” and elsewhere in this Quarterly Report. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our Annual Reports on Form 10-KSB or Form 10-K, our Quarterly Reports on Form 10-QSB or Form 10-Q and our Current Reports on Form 8-K.

OVERVIEW

We were incorporated on October 25, 2005 under the laws of the State of Nevada. Until recently, we have operated a translation brokerage business, acting as an intermediary between clients and independent, professional translators located throughout the world with whom we are associated. In April 2008, we entered into the Hanson Energy Agreement (as defined below) and the Diamond Springs Letter Agreement (as defined below) to acquire certain oil and gas interests. As such, we are in the process of changing our business focus to the acquisition, exploration and development of oil and gas projects.

Hanson Energy Agreement

On April 25, 2008, we entered into an agreement (the “Hanson Energy Agreement”) with J. Warren Hanson, an individual doing business as Hanson Energy, to acquire certain oil and gas properties located in Eddy County, in southeastern New Mexico.

Under the terms of the Hanson Energy Agreement, Hanson Energy has agreed to transfer to us all of its right, title and interest in and to 62 oil and gas leases (the “Hanson Leases”), together with all of Hanson Energy’s right, title and interest in and to the lands, wells and hydrocarbons associated with the Hanson Leases and to the oil and gas sales contracts related thereto (collectively, the “Hanson Assets”). As consideration for the Hanson Assets, we agreed to pay to Hanson Energy the following consideration (collectively, the “Purchase Price”):

(a)	Upon execution of the Hanson Energy Agreement, a deposit (the “Deposit”) of $100,000 in cash and 500,000 shares of our common stock;

(b)

Upon closing, $4,900,000 in cash and 6,500,000 shares of our common stock, and to assign to Hanson Energy an overriding royalty interest of 2.5% of 8/8 on the oil and gas produced from the Hanson Assets.

Upon closing, the cash portion of the Purchase Price shall be adjusted for the value of any oil stock tank inventories and any prepaid expenses paid by Hanson Energy. In addition, the closing is subject to the customary terms and conditions, including the completion by each party of their due diligence investigations to their reasonable satisfaction, as well as to the delivery by Hanson Energy of any financial statements necessary to permit us to make our required filings under the Unites States Securities and Exchange Act of 1934 and the rules and regulations promulgated thereunder (the “Exchange Act”). If the transactions contemplated in the Hanson Energy Agreement do not close, Hanson Energy will be entitled to retain the Deposit unless the failure to close is due to the breach by Hanson Energy of its representations, warranties and covenants set out in the Hanson Energy Agreement or otherwise due to Hanson Energy’s malfeasance.

Under the terms of the Hanson Energy Agreement, closing of the purchase of the Hanson Assets was scheduled for June 13, 2008. As of the date of this Quarterly Report, closing of the transactions contemplated under the Hanson Energy Agreement have not yet occurred. The Hanson Energy Agreement contemplates that the closing date may be delayed by up to 60 days after the scheduled closing date to allow us sufficient time to obtain sufficient financing to permit us to pay the cash portion of the Purchase Price and to allow us sufficient time to obtain the bonds necessary to act as an operator of the Hanson Assets in the state of New Mexico. We hope to close the acquisition of the Hanson Assets sometime in July 2008.

Readers are cautioned that we do not currently have the financial resources necessary to permit us to pay the cash portion of the Purchase Price, and that we will be required to obtain a significant amount of financing in order to purchase the Hanson Energy Assets. We do not currently have any financing arrangements in place.

Diamond Springs Letter Agreement

On April 10, 2008, we entered into a binding agreement (the “Diamond Springs Letter Agreement”) with G2 Petroleum, LLC (“G2”) to purchase an interest in an oil and gas prospect covering approximately 3,300 acres located in Fremont County, Wyoming, known as the Diamond Springs Prospect.

Under the terms of the Diamond Springs Letter Agreement, we agreed to purchase a 5% working interest, being a 3.75% net revenue interest, in the Diamond Springs Prospect in exchange for 250,000 shares of our common stock, to be issued upon closing. In addition, we will earn a 100% working interest, being a 75% net revenue interest, in an exploratory well to be drilled on the Diamond Springs Prospect, and the surrounding spacing unit, by paying for 100% of the costs of drilling and completing that well. Under the terms of the Diamond Springs Letter Agreement, we are required to provide G2 with $50,000 upon closing, to be applied towards the cost of drilling the well. We will then be required to provide G2 with an additional $300,000 within 45 days after closing. The payment of additional drilling costs will be subject to approval by us. Closing of the transactions contemplated in the Diamond Springs Letter Agreement is expected to occur within 60 days after the date the agreement was signed, but is conditional upon the respective parties completing their due diligence reviews to their reasonable satisfaction. The spud-date for the proposed exploratory well is expected to be in the summer of 2008.

If the exploratory well is completed and becomes a productive well, of which there is no assurance, we will have the right to increase our total interest in the entire Diamond Spring Prospect to a 50% working interest, being a 37.5% net revenue interest, at a price of $100,000 for each additional 1% working interest, payable in cash or stock.

Under the terms of the Diamond Springs Letter Agreement, the closing of the transactions was to occur on June 9, 2008. As the Company was unable to complete the closing of the transactions by June 9, 2008, the Company is now in default of the Diamond Springs Letter Agreement. However, we are continuing to work with G2, and still hope to complete the acquisition of our interest in the Diamond Springs Prospect sometime in the summer of 2008.

Recent Corporate Developments

The following significant developments occurred since the completion of our fiscal quarter ended January 31, 2008:

1.

On March 7, 2008, we entered into a loan agreement (the “Little Bay Loan Agreement”) with Little Bay Consulting SA (“Little Bay”) for $220,000. Under the terms of the Little Bay Loan Agreement, we agreed to pay interest to Little Bay at a rate of 5% per annum, and to repay the loan on or before July 1, 2010.

2.	On April 10, 2008, we entered into the Diamond Springs Letter Agreement. See “Overview – Diamond Springs Letter Agreement” above.

3.	On April 25, 2008, we entered the Hanson Energy Agreement. See “Overview – Hanson Energy Agreement” above.

4.

Effective April 28, 2008, we changed our name from “Language Enterprises Corp.” to “Doral Energy Corp.” To effect the name change, we incorporated a wholly-owned subsidiary, Doral Energy Corp. (“SubCo”) and completed a merger of Subco with and into us, with the Company continuing as the surviving entity. Other than the name change, no other changes were made to our articles of incorporation. Pursuant to 92A.380 of the Nevada Revised Statutes, shareholder approval for the merger was not required.

5.	Effective as of the open of business on April 30, 2008, as a result of the name change, our symbol on the OTC Bulletin Board was changed from “LNGE” to “DENG”.

6.

We entered into two loan agreements with Green Shoe Investments Ltd. (“Green Shoe”), dated as of May 9, 2008 and May 23, 2008, (the “Green Shoe Loan Agreements”) for an aggregate principal sum of $250,000 of which $100,000 was received in April 2008. Under the terms of the Green Shoe Loan Agreements, we agreed to pay interest to Green Shoe at a rate of 5% per annum, and to repay the loans on or before July 1, 2010. The loans from Green Shoe are being used to fund our operations and for working capital purposes.

7.

On May 12, 2008, we entered into an agreement with Arena Resources, Inc. (“Arena”) to acquire title work and due diligence (the “Title Work”) performed by Arena on the Hanson Leases. Arena has agreed to provide us with full and complete access to the Title Work in exchange for our agreement to pay Arena $71,914.94 upon closing of our transaction with Hanson Energy. If the transaction with Hanson Energy does not close, we are not obligated to make any payments to Arena.

PLAN OF OPERATION

Our current plan of operation is to complete our purchase of an interest in the Hanson Leases and the Diamond Springs Prospect.

Under the terms of the Hanson Energy Agreement, we paid a deposit of $100,000 and issued 500,000 shares of our common stock to Hanson Energy. The remaining balance of the Purchase Price, being $4,900,000 and 6,500,000 shares of our common stock, must be paid to Hanson Energy upon closing. We hope to complete the acquisition of the Hanson Assets sometime in July, 2008.

In order to complete our acquisition of the Diamond Springs Prospect, we will be required to pay $50,000 upon closing of the transaction and $300,000 within 45 days after closing of the transaction. We hope to complete the acquisition of our interest in the Diamond Spring Prospect sometime in the summer of 2008.

As of April 30, 2008, we had cash on hand of $63,502. As such, we are currently unable to complete our purchase the Hanson Assets or our proposed interest in the Diamond Springs Prospect. In order to complete these transactions, we will need to acquire substantial financing through the sale of our common stock or loans from third parties. There are no assurances that we will be able to acquire such additional financing on terms that are acceptable to us, or at all.

RESULTS OF OPERATIONS

Third Quarter and Nine Months Summary

	Third Quarter Ended		Percentage	Nine Months Ended		Percentage
	April 30,		Increase /	April 30,		Increase /
	2008	2007	(Decrease)	2008	2007	(Decrease)
Revenue	$--	$--	n/a	$--	$--	N/A
General and Administrative Expenses	(171,126)	(16,077)	964.4%	(253,214)	(68,192)	271.3%
Miscellaneous Income	--	--	n/a	--	3,736	(100)%
Interest Expense	(1,833)	404	n/a	(1,886)	231	n/a
Net Loss	$(172,959)	$(15,673)	975.8%	$(255,100)	$(64,225)	295.7%

Revenues

During the nine months ended April 30, 2007, we earned miscellaneous income of $3,736. This income was earned from a trial run conducted by us of our former translation brokerage business and was classified as miscellaneous income as it did not constitute revenue from operations. We have not earned revenue from our operations since our inception.

We can provide no assurance that we will earn significant revenues, if any, in the future.

General and Administrative Expenses

Our operating expenses for the three and nine months ended April 30, 2008 and 2007, consisted of the following:

	Third Quarter Ended			Nine Months Ended
	April 30,		Percentage	April 30,		Percentage
			Increase /			Increase /
	2008	2007	(Decrease)	2008	2007	(Decrease)
General Office and Overhead	$14,587	$1,768	725.0%	$19,155	$5,691	236.6%
Payroll Expenses and Management	35,772	9,000	297.5%	44,772	27,000	65.8%

Services
Professional Fees	63,459	3,791	1,573.9%	124,292	29,107	327.0%
Filing Fees	30,622	942	3,150.6%	35,558	5,049	604.3%
Other Expenses	26,065	576	4,425.0%	28,815	1,345	2,042.4%
Sales, Marketing & PR	623	--	n/a	622	--	n/a
Total	$171,126	$16,077	964.4%	$253,214	$68,192	271.3%

Our general and administrative expenses increased during the period ended April 30, 2008 primarily as a result of an increase in the amounts accrued for professional services provided during the period. Additional professional fees accrued during the period relate to additional consulting fees incurred in connection with the services provided by our engineer and operations team conducting due diligence and other work on the Hanson Leases.

The increases in general office and overhead expenses primarily relate to costs associated with the development of a website.

Filing fees consisted of legal fees in connection with meeting our reporting requirements under the Exchange Act.

Additional payroll expenses and management services for the nine months ended April 30, 2008 relate to amounts paid to our sole executive officer and director.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At April 30, 2008	At July 31, 2007	Increase / (Decrease)
Current Assets	$63,502	$31,268	103.1%
Current Liabilities	(63,705)	(5,875)	984.3%
Working Capital (Deficit)	$(203)	$25,393	(100.8)%

Cash Flows
	Nine Months Ended April 30
	2008	2007
Cash Flows used in Operating Activities	$(186,086)	$(31,457)
Cash Flows used in Investing Activities	(100,000)	--
Cash Flows from Financing Activities	$318,320	92
Net Increase (decrease) in Cash During Period	$32,234	$(31,365)

The decrease in our working capital at April 30, 2008 as compared to July 31, 2007 is primarily a result of the fact that we did not earn any revenue, and that our general and administrative expenses increased substantially during the period.

On March 7, 2008, we entered into a loan agreement with Little Bay Consulting SA (“Little Bay”) pursuant to which Little Bay agreed to loan us $220,000 at a rate of 5% per annum. The loan from Little Bay is unsecured and repayable by July 1, 2010.

Subsequent to our nine months ended April 30, 2008, we entered into two loan agreements with Green Shoe Investments Ltd. (“Green Shoe”), dated as of May 9, 2008 and May 23, 2008, (the “Green Shoe Loan Agreements”) for an aggregate principal sum of $250,000. Under the terms of the Green Shoe Loan Agreements, we agreed to pay interest to Green Shoe at a rate of 5% per annum, and to repay the loans on or before July 1, 2010. The loans from Green Shoe is to fund our operations and for working capital purposes.

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

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements presented with this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at April 30, 2008, and for all periods presented in the attached financial statements, have been included. Interim results for the nine months ended April 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

Our significant accounting policies are disclosed in the notes to the audited financial statements for the fiscal year ended July 31, 2007 included in our Annual Report on Form 10-KSB filed with the SEC on October 30, 2007.

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not Applicable.

ITEM 4(T).           CONTROLS AND PROCEDURES.

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

PART II - OTHER INFORMATION

ITEM 1.               LEGAL PROCEEDINGS.

None.

ITEM 1A.            RISK FACTORS.

The following are some of the important factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in our forward-looking statements. We may encounter risks in addition to those described below. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also impair or adversely affect our business, financial condition or results of operation.

We have an operating deficit and have incurred losses since inception.

To date, our operations have not been profitable. We have generated a cumulative net loss of $373,309 from inception to April 30, 2008. Our inability to achieve profitability is directly related to our inability to earn significant revenues. We may never be able to earn significant revenues or achieve profitability.

If we do not obtain additional financing, our business will fail.

Our operating funds are not sufficient to meet the anticipated costs of completing our purchase of an interest in the Hanson Leases and the Diamond Springs Prospect. Therefore, we will need to obtain additional financing in order to complete our full business plan. As of April 30, 2008, we had cash on hand in the amount of $63,502 and a working capital deficit of $203. We have not earned any income since our inception. Our plan of operation calls for significant expenses in connection with the purchase of the Hanson Assets and the Diamond Springs Prospect.

We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our oil and gas exploration activities, including environmental assessments and additional costs and expenses that may exceed our current estimates. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us in which case our business will fail.

We have a limited operating history, which may hinder our ability to successfully meet our objectives.

We do not have an established history of locating and developing properties that have oil and gas reserves. As a result, the revenue and income potential of our proposed oil and gas operations is unproven. In addition, because of our limited operating history, we have limited insight into trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends and will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies in evolving markets. We may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause our business, results of operations and financial condition to suffer.

The successful implementation of our business plan is subject to risks inherent in the oil and gas business, which if not adequately managed could result in additional losses.

Our proposed oil and gas operations will be subject to the economic risks typically associated with exploration and development activities, including the necessity of making significant expenditures to locate and acquire properties and to drill exploratory wells. In addition, the availability of drilling rigs and the cost and timing of drilling, completing and, if warranted, operating wells is often uncertain. In conducting exploration and development activities, the presence of unanticipated pressure or irregularities in formations, miscalculations or accidents may cause our exploration, development and, if warranted, production activities to be unsuccessful. This could result in a total loss of our investment in a particular well. If exploration efforts are unsuccessful in establishing proved reserves and exploration activities cease, the amounts accumulated as unproved costs will be charged against earnings as impairments.

In addition, in the event that we commence production, of which there are no assurances, market conditions or the unavailability of satisfactory oil and gas transportation arrangements may hinder our access to oil and gas markets and delay production. The availability of a ready market for our prospective oil and gas production depends on a number of factors, including the demand for and supply of oil and gas and the proximity of reserves to pipelines and other facilities. Our ability to market such production depends in substantial part on the availability and capacity of gathering systems, pipelines and processing facilities, in most cases owned and operated by third parties. A failure to obtain such services on acceptable terms could materially harm our proposed oil and gas business. We may be required to shut in wells for lack of a market or because of inadequacy or unavailability of pipelines or gathering system capacity. If that occurs, we would be unable to realize revenue from those wells until arrangements are made to deliver such production to market.

Our future performance is dependent upon our ability to identify, acquire and develop oil and gas properties, the failure of which could result in under use of capital and losses.

The future performance of our proposed oil and gas business will depend upon an ability to identify, acquire and develop oil and gas reserves that are economically recoverable. Success will depend upon the ability to acquire working and revenue interests in properties upon which oil and gas reserves are ultimately discovered in commercial quantities, and the ability to develop prospects that contain proven oil and gas reserves to the point of production. Without successful acquisition and exploration activities, we will not be able to develop oil and gas reserves or generate revenues. There are no assurances oil and gas reserves will be identified or acquired on acceptable terms, or that oil and gas deposits will be discovered in sufficient quantities to enable us to recover our exploration and development costs or sustain our business.

The successful acquisition and development of oil and gas properties requires an assessment of recoverable reserves, future oil and gas prices and operating costs, potential environmental and other liabilities, and other factors. Such assessments are necessarily inexact and their accuracy inherently uncertain. In addition, no assurance can be given that our exploration and development activities will result in the discovery of any reserves. Operations may be curtailed, delayed or canceled as a result of lack of adequate capital and other factors, such as lack of availability of rigs and other equipment, title problems, weather, compliance with governmental regulations or price controls, mechanical difficulties, or unusual or unexpected formations, pressures and or work interruptions. In addition, the costs of exploration and development may materially exceed our initial estimates.

The oil and gas exploration and production industry historically is a cyclical industry and market fluctuations in the prices of oil and gas could adversely affect our business.

Prices for oil and gas tend to fluctuate significantly in response to factors beyond our control. These factors include, but are not limited to:

(a)	weather conditions in the United States and elsewhere;
(b)	economic conditions, including demand for petroleum-based products, in the United States and elsewhere;
(c)	actions by OPEC, the Organization of Petroleum Exporting Countries;
(d)	political instability in the Middle East and other major oil and gas producing regions;
(e)	governmental regulations, both domestic and foreign;
(f)	domestic and foreign tax policy;
(g)	the pace adopted by foreign governments for the exploration, development, and production of their national reserves;
(h)	the price of foreign imports of oil and gas;
(i)	the cost of exploring for, producing and delivering oil and gas; the discovery rate of new oil and gas reserves;
(j)	the rate of decline of existing and new oil and gas reserves;
(k)	available pipeline and other oil and gas transportation capacity;
(l)	the ability of oil and gas companies to raise capital;
(m)	the overall supply and demand for oil and gas; and
(n)	the availability of alternate fuel sources.

Changes in commodity prices may significantly affect our capital resources, liquidity and expected operating results. Price changes will directly affect revenues and can indirectly impact expected production by changing the amount of funds available to reinvest in exploration and development activities. Reductions in oil and gas prices not only reduce revenues and profits, but could also reduce the quantities of reserves that are commercially recoverable. Significant declines in prices could result in non-cash charges to earnings due to impairment. We do not currently engage in any hedging program to mitigate our exposure to fluctuations in oil and gas prices. Changes in commodity prices may also significantly affect our ability to estimate the value of producing properties for acquisition and divestiture and often cause disruption in the market for oil and gas producing properties, as buyers and sellers have difficulty agreeing on the value of the properties. Price volatility also makes it difficult to budget for and project the return on acquisitions and the development and exploitation of projects. Commodity prices are expected to continue to fluctuate significantly in the future.

Our ability to produce oil and gas from the oil and gas assets that we are attempting to acquire may be adversely affected by a number of factors outside of our control.

The business of exploring for and producing oil and gas involves a substantial risk of investment loss. Drilling oil and gas wells involves the risk that the wells may be unproductive or that, although productive, the wells may not produce oil or gas in economic quantities. Other hazards, such as unusual or unexpected geological formations, pressures, fires, blowouts, loss of circulation of drilling fluids or other conditions may substantially delay or prevent completion of any well. Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic if water or other deleterious substances are encountered that impair or prevent the production of oil or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. There can be no assurance that oil and gas will be produced from the properties in which we have interests. In addition, the marketability of oil and gas that may be acquired or discovered may be influenced by numerous factors beyond our control. These factors include the proximity and capacity of oil and gas, gathering systems, pipelines and processing equipment, market fluctuations in oil and gas prices, taxes, royalties, land tenure, allowable production and environmental protection.

The unavailability or high cost of drilling rigs, equipment, supplies, personnel and oil field services could adversely affect our ability to execute our exploration and development plans on a timely basis and within our budget.

Shortages or the high cost of drilling rigs, equipment, supplies or personnel could delay or adversely affect our exploration and development operations, which could have a material adverse effect on our business, financial condition and results of operations. Since our operations and properties are concentrated in the Utah Hingeline Trend, we could be materially and adversely affected if drilling rigs are unavailable or cost of rigs, equipment supplies or personnel increase significantly over current costs.

We may be unable to retain our leases and working interests in leases, which would result in significant harm to our business.

The oil and gas assets that we are attempting to acquire are held under oil and gas leases. A failure to meet the specific requirements of each lease, may cause that lease to terminate or expire. There are no assurances the obligations required to maintain those leases will be met.

As of the date of filing of this Quarterly Report, we had a working capital deficit and there are no assurances that we will be able to meet the rental obligations under federal, state and private oil and gas leases. If we are unable to make rental payments and satisfy any other conditions on a timely basis, we may lose our rights in the properties that we may acquire.

Title deficiencies could render our leases worthless.

The existence of a material title deficiency can render a lease worthless and can result in a large expense to our business. In acquiring oil and gas leases or undivided interests in oil and gas leases we may forgo the expense of retaining lawyers to examine the title to the oil or gas interest to be placed under lease or already placed under lease. Instead, we may rely upon the judgment of oil and gas landmen who perform the field work in examining records in the appropriate governmental office before attempting to place under lease specific oil or gas interest. This is customary practice in the oil and gas industry. As a result, we may be unaware of deficiencies in the marketability of the title to the lease. Such deficiencies could render the lease worthless.

If we fail to maintain adequate insurance, our business could be materially and adversely affected.

Our proposed oil and gas operations are subject to risks inherent in the oil and gas industry, such as blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution, earthquakes and other environmental risks. These risks could result in substantial losses due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage, and suspension of operations. We could be liable for environmental damages caused by previous property owners. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could have a material adverse effect on our financial condition and results of operations. Any prospective drilling contractor or operator which we hire will be required to maintain insurance of various types to cover its operations with policy limits and retention liability customary in the industry. Therefore, we do not plan to acquire our own insurance coverage for such prospects. The occurrence of a significant adverse event on such prospects that is not fully covered by insurance could result in the loss of all or part of our investment in a particular prospect which could have a material adverse effect on our financial condition and results of operations.

Complying with environmental and other government regulations could be costly and could negatively impact prospective production.

The oil and gas business is governed by numerous laws and regulations at various levels of government. These laws and regulations govern the operation and maintenance of our facilities, the discharge of materials into the environment and other environmental protection issues. Such laws and regulations may, among other potential consequences, require that we acquire permits before commencing drilling and restrict the substances that can be released into the environment with drilling and production activities. Under these laws and regulations, we could be liable for personal injury, clean-up costs and other environmental and property damages, as well as administrative, civil and criminal penalties. Prior to commencement of drilling operations, we may secure limited insurance coverage for sudden and accidental environmental damages as well as environmental damage that occurs over time. However, we do not believe that insurance coverage for the full potential liability of environmental damages is available at a reasonable cost. Accordingly, we could be liable, or could be required to cease production on properties, if environmental damage occurs.

The costs of complying with environmental laws and regulations in the future may harm our business. Furthermore, future changes in environmental laws and regulations could occur, resulting in stricter standards and enforcement, larger fines and liability, and increased capital expenditures and operating costs, any of which could have a material adverse effect on our financial condition or results of operations.

The oil and gas industry is highly competitive, and we may not have sufficient resources to compete effectively.

The oil and gas industry is highly competitive. We will be competing with oil and natural gas companies and other individual producers and operators, many of which have longer operating histories and substantially greater financial and other resources than it does, as well as companies in other industries supplying energy, fuel and other needs to consumers. Larger competitors, by reason of their size and relative financial strength, can more easily access capital markets than we can and may enjoy a competitive advantage in the recruitment of qualified personnel. They may be able to absorb the burden of any changes in laws and regulation in the jurisdictions in which we do business and handle longer periods of reduced prices for oil and gas more easily than we can. Competitors may be able to pay more for oil and gas leases and properties and may be able to define, evaluate, bid for and purchase a greater number of leases and properties than we can. Further, these companies may enjoy technological advantages and may be able to implement new technologies more rapidly than we can. Our ability to acquire oil and gas properties will depend upon its ability to conduct efficient operations, evaluate and select suitable properties, implement advanced technologies and consummate transactions in a highly competitive environment.

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

Dr. Paul C. Kirkitelos owns 58,500,000 common shares, which is approximately 58.2% of our issued and outstanding common stock. Accordingly, he may exercise significant influence over all matters requiring stockholder approval, including the election of a majority of the directors and the determination of significant corporate actions. This concentration could also have the effect of delaying or preventing a change in control that could otherwise be beneficial to our stockholders.

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

Our common shares are quoted on the OTC Bulletin Board under the symbol "DENG.” Companies quoted on the OTC Bulletin Board have traditionally experienced extreme price and volume fluctuations. In addition, our stock price may be adversely affected by factors that are unrelated or disproportionate to our operating performance. Market fluctuations, as well as general economic, political and market conditions such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. In addition, to date, there has been no trading volume for our shares on the OTC Bulletin Board. As a result of this potential volatility and potential lack of a trading market, an investor may not be able to sell any of our common stock that they acquire that a price equal or greater than the price paid by the investor.

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
2.1

Agreement and Plan of Merger dated April 21, 2008 between Language Enterprises Corp. (as surviving entity) and Doral Energy Corp. (as merging entity) and changing the name of the surviving entity to Doral Energy Corp.(6)

3.1	Articles of Incorporation.(1)
3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 2,500,000,000 shares, par value $0.001 per share (25-for-1 Stock Split).(3)
3.3	Articles of Merger between Language Enterprises Corp. (as surviving entity) and Doral Energy Corp. (as merging entity).(6)
3.4	Bylaws.(1)
10.1	Form of Translator Engagement Agreement.(1)
10.2	Translator Services Agreement with Toro Resources Corp.(1)
10.3	Translator Services Agreement with Magnus International Resources, Inc.(1)
10.4	Jonathan Moore Loan Letter.(1)
10.5	Loan Agreement dated as of March 7, 2008 with Little Bay Consulting SA.(4)
10.6	Letter Agreement dated April 10, 2008 with G2 Petroleum, LLC.(5)
10.7	Purchase and Sale Agreement dated April 25, 2008 with J. Warren Hanson, doing business as Hanson Energy, and his wife Kathie Hanson.(7)
10.8	Loan Agreement between the Company (as borrower) and Green Shoe Investments Ltd. (as lender) dated May 9, 2008 for the amount of $100,000.(8)
10.9	Loan Agreement between the Company (as borrower) and Green Shoe Investments Ltd. (as lender) dated May 23, 2008 for the amount of $150,000.(9)
10.10	Title Work Agreement dated May 12, 2008 with Arena Resources, Inc.(10)
14.1	Code of Ethics.(2)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 filed on September 11, 2006.

(2)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended July 31, 2007 filed on October 30, 2007.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on January 9, 2008.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed on March 12, 2008.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed on April 16, 2008.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed on April 28, 2008.
(7)	Filed as an exhibit to our Current Report on Form 8-K filed on May 1, 2008.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed on May 13, 2008.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed on May 21, 2008.
(10)	Filed as an exhibit to our Current Report on Form 8-K filed on May 27, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DORAL ENERGY CORP.

Date:	June 16, 2008	By:	/s/ Paul C. Kirkitelos
PAUL C. KIRKITELOS
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)