Form 10-K
period 2008-07-31
Doral Energy Corp.
filed 2008-10-29
CIK 1373485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER 000-52738

DORAL ENERGY CORP.
(Exact name of registrant as specified in its charter)

NEVADA	98-0555508
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

111 N. Sepulveda Blvd., Suite 250
Manhattan Beach, CA	90266
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (310) 937-1511

Securities registered pursuant to Section 12(b) of the Act: NONE.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value Per Share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $833,150 based on a price of $0.02, being the last price at which the registrant completed a sale of shares of its common stock.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of October 27, 2008, the Registrant had 107,087,500 shares of common stock outstanding.

DORAL ENERGY CORP.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JULY 31, 2008

TABLE OF CONTENTS

PART I

The information in this discussion contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "intend," "anticipate," "believe," "estimate,” "predict," "potential" or "continue," the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks described below, and, from time to time, in other reports the Company files with the United States Securities and Exchange Commission (the “SEC”). These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.

As used in this Annual Report, the terms “we,” “us,” “our,” “Doral,” and the “Company” mean Doral Energy Corp. and its wholly owned subsidiary, unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

ITEM 1.	BUSINESS.

Overview

We were incorporated on October 25, 2005 under the laws of the State of Nevada under the name “Language Enterprises Corp.” On January 7, 2008, we completed a 25-for-1 forward stock split of our common stock. As a result of the stock split, our authorized capital increased from 100,000,000 shares of common stock, with a par value of $0.001 per share, to 2,500,000,000 shares of common stock, with a par value of $0.001 per share. On April 28, 2008, we changed our name from “Language Enterprises Corp.” to “Doral Energy Corp.” To effect the name change, we incorporated a wholly-owned subsidiary (“SubCo”) and completed a merger of Subco with and into the Company, with the Company continuing as the surviving entity. Other than the name change, no changes were made to our articles of incorporation. Pursuant to Section 92A.380 of the Nevada Revised Statutes, shareholder approval of the merger was not required.

We previously operated a translation brokerage business, acting as an intermediary between clients and independent, professional translators. However, we were unsuccessful in our efforts to generate income from this business. We are now engaged in the acquisition, operation, exploration and development of oil and gas properties and prospects. Our plan is to acquire producing properties with strong proven reserves and considerable undrilled inventory that can be explored and developed with reasonable levels of forward risk. Currently, we hold a working interest in 66 producing oil fields and 186 wells in and around Eddy County, New Mexico (the “Eddy County Properties”).

Eddy County Properties

On July 29, 2008, we completed the acquisition of the Eddy County Properties pursuant to the terms of the Purchase and Sale Agreement dated April 25, 2008, as amended on July 17, 2008, (the “Hanson Energy Agreement”) with J. Warren Hanson, an individual doing business as Hanson Energy, and his wife, Kathie Hanson.

Under the terms of the Hanson Energy Agreement, Hanson Energy transferred to us all of its right, title and interest in and to the Eddy County Properties, together with all of Hanson Energy’s right, title and interest in and to the lands, wells and hydrocarbons associated with the Eddy County Properties (excluding an overriding royalty interest of 2.5% on 4 of the 66 properties acquired that were previously registered in favor of Hanson Energy) and to the oil and gas sales contracts related thereto. As consideration for the Eddy County Properties, we paid to Hanson Energy the following consideration (collectively, the “Purchase Price”):

(a)	An aggregate of $5,000,000 in cash;

(b)	An aggregate of 7,000,000 shares of our common stock, issued to Hanson Energy and its nominees; and

(c)	An overriding royalty interest of 2.5% of 8/8 on the oil and gas produced from the Eddy County Properties.

In order to complete the acquisition of the Eddy County Properties, on July 29, 2008, we entered into a Senior First Lien Secured Credit Agreement (the “Credit Agreement”) with Macquarie Bank Limited (“Macquarie”). Under the terms of the Credit Agreement, Macquarie has agreed to provide us with: (i) a maximum of $25,000,000 under a revolving loan (the “Revolving Loan”); and (ii) a maximum of $25,000,000 under a term loan (the “Term Loan”). Upon closing of the Credit Agreement, Macquarie advanced us $2,500,000 under the Revolving Loan and $2,800,000 under the Term Loan. These advances are subject to an upfront advance fee of 1.00% of the total amount advanced. The advances were used to fund our acquisition of the Eddy County Properties and for working capital purposes. Future advances under the Credit Agreement are subject to the approval of Macquarie. As part of the approval process, we will be required to submit to Macquarie an estimate of expenses for work to be performed on our properties. The details of the Credit Agreement are set out under heading “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

As part of the process of acquiring the Eddy County Properties, we have successfully applied for and received status as a licensed oil and gas operator in the state of New Mexico. This licensing is required for us to operate the Eddy County Properties. In conjunction with operating the Eddy County Properties, we have successfully obtained bonding for our operations on State of New Mexico leases, Federal BLM leases, and private lands, all of which are included in the Eddy County Properties. We obtained the required bonding from U.S. Specialty Insurance Company of Houston, Texas. The bonding has an approximate value of $125,000.

In order to facilitate our transition as operator of the Eddy County Properties, we have engaged Delta P Services of Midland, Texas to provide supervision of field operations and engineering assistance as needed. Delta P Services has extensive engineering and operating experience in the Eddy County Properties area over the past 20 years. We anticipate that Delta P Services will assist us in evaluating our production operations on the Eddy County Properties. Delta P Services will also be responsible for receiving and coordinating production data from the field personnel on a daily basis and transmitting the production data to our Midland offices daily for accurate field surveillance and reporting.

Ownership and Royalty Interests in the Eddy County Properties

The Eddy County Properties consist of approximately 7,800 acres located along the Artesia-Vacuum Trend near the north-western edge of the Permian Basin. We hold a 100% working interest and an average net revenue interest of 74.7% in 55 of the 66 leases. We hold an average of an 84.4% working interest and an average net revenue interest of 67.1% in the remaining 11 leases. Additionally, in connection with entering into the Credit Agreement with Macquarie, we granted to Macquarie Investment, LLC (“MAC”), a subsidiary of Macquarie, a net profits overriding royalty interest (the “NPORRI”) on the Eddy County Properties. Under the terms of the NPORRI, upon the earlier of our repaying all of the amounts advanced to us under the Credit Agreement and the maturity date specified under the Credit Agreement, MAC will be entitled to 35% of the gross proceeds from the Eddy County Properties less associated production and capital costs. The maturity date specified under the Credit Agreement is July 30, 2011, however the maturity date will accelerate to July 30, 2009 if we are unable to agree with Macquarie on an acceptable infill development drilling program for the Eddy Country Properties by the end of November. The infill development drilling program for the Eddy County Properties is for the drilling of new wells on those properties with a goal of increasing production. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation.” Once MAC has earned $5,000,000 under the NPORRI, the NPORRI automatically decreases to 20%.

In addition to the above royalty amounts, under the Credit Agreement, we are required to, on a monthly basis, pay to Macquarie 100% of our net operating cash flows from all sources (including, but not limited to the Eddy County Properties) less an allocated amount for our general and administrative expenses, until all amounts advanced under the Credit Agreement have been repaid. The amount allocated for our general and administrative expenses is equal to $125,000 per month up to Mach 31, 2009, and thereafter will be equal to 10% of our net operating cash flows for the month. The amounts paid to Macquarie will be applied to interest and principal payable under the Credit Agreement.

Oil and Natural Gas Reserves

As at July 31, 2008, the estimated proved oil and gas reserves of the Eddy County Properties is summarized below:

	Oil (Mbbl)	Natural Gas (MMcf)
Eddy County Properties as at July 31, 2008	4,855.1	3,226.3

Production

As of July 31, 2008, we had not received any sales or payments from our Eddy County Properties as we acquired our interest in the Eddy County Properties effective August 1, 2008.

Productive Wells

The following table indicates the number of productive wells located on the Eddy County Properties as of July 31, 2008.

	Gross(1)	Net(2)
Oil	143	139.198
Gas	18	18.000
Total	161	157.198

(1)	Gross wells refers to the number of wells in which we own a working interest.
(2)	Net wells represents the number of wells attributable to our proportionate working interest in the respective gross wells.

Developed and Undeveloped Acreage

The following table sets forth the approximate developed acreage and undeveloped acreage of the Eddy County Properties as of July 31, 2008:

	Developed Acreage(1)		Undeveloped Acreage(2)
	Gross(3)	Net(4)	Gross(3)	Net(4)
New Mexico	7,444.00	7,228.80	427.74	415.62

(1)	Developed acreage consists of acres spaced or assignable to productive wells.
(2)

Undeveloped acreage is considered to be those leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.

(3)	Gross acres refers to the number of acres in which we own a working interest.
(4)	Net acres represents the number of acres attributable to our proportionate working interest in the gross acreage.

Drilling Activities

We have not yet drilled any exploratory or development wells. Under the terms of the Credit Agreement, we are required to obtain the approval of Macquarie prior to commencing any drilling or developmental projects on the Eddy County Properties. We have submitted a development plan to Macquarie and hope to receive Macquarie’s approval by the end of 2008. We hope to commence drilling activities at the end of 2008 or in early 2009. However, there are no assurances that Macquarie will approve our current drilling and development plan.

Present Activities

As of the date hereof, we do not have any wells in the process of drilling, or any other related operations of material significance.

Delivery Commitments

We are not obligated under the terms of any existing contract or agreement to provide a fixed and determinable quantity of oil and gas in the future.

Diamond Springs Prospect

On April 10, 2008, we entered into an agreement (the “Diamond Springs Letter Agreement”) with G2 Petroleum, LLC (“G2”) to purchase an interest in an oil and gas prospect covering approximately 3,300 acres located in Fremont County, Wyoming, known as the Diamond Springs Prospect. We have decided to no longer proceed with the acquisition of the Diamond Springs Prospect at this time.

Hedging Transactions

In August, 2008, we entered into a “costless collar” hedging transaction for a portion of our production, based on the price of NYMEX WTI Crude Oil Monthly Average with a 25 calendar day settlement. We entered into this hedging transaction to partially protect us against declines in the price of oil relative to the price of oil at the time we completed the acquisition of the Eddy County Properties.

A “costless collar” or “zero cost collar” involves the simultaneous purchase of a put option and sale of a call option. The put option sets a floor for the covered position, while the call option sets a cap for the covered position. There is no net cost in entering into the costless collar as the cost of purchasing the put is offset by the proceeds of the call.

The costless collar was created by purchasing a put option with a strike price of $100.00 per barrel and selling a call option with a strike price of $131.00 per barrel. The net effect of the costless collar is, if the monthly average price of NYMEX WTI Crude Oil futures drops below $100.00 per barrel, we effectively receive $100.00 for each barrel of production covered by the costless collar. If the monthly average price of NYMEX WTI Crude Oil futures rises above $131.00 per barrel, the Company receives only $131.00 per barrel for each barrel of production covered by the costless collar. If the NYMEX WTI Crude Oil futures price is between $100.00 and $131.00 per barrel, the costless collar has no impact on the price received by the Company for each barrel of production covered by the costless collar. The result is a “floor” on the price of $100.00 and a “ceiling” of $131.00.

The number of barrels of our production covered by the costless collar for production months through July 2011 is as follows:

Aug 2008 - Dec 2008:	1,900 barrels per month
Jan 2009 - Dec 2009:	1,700 barrels per month
Jan 2010 - Dec 2010:	1,600 barrels per month
Jan 2011 - Jul 2011:	1,400 barrels per month

Competitors

The oil and gas industry is highly competitive. Competition is particularly intense with respect to the acquisition of desirable producing properties, the acquisition of oil and gas prospects suitable for enhanced production efforts, and the hiring of experienced personnel. Our competitors in oil and gas acquisition, development, and production include the major oil companies in addition to numerous independent oil and gas companies, individual proprietors and drilling programs. Many of these competitors possess and employ financial and personnel resources substantially greater than those which are available to us and may be able to pay more for desirable producing properties and prospects and to define, evaluate, bid for, and purchase a greater number of producing properties and prospects than we can. Our financial and personnel resources to generate reserves in the future will be dependent on our ability to select and acquire suitable producing properties and prospects in competition with these companies.

Government and Environmental Regulation

The oil and gas industry is subject to heavy regulation at the federal, state and local levels. These regulations include regulations:

  requiring permits for the drilling of wells,
  requiring the posting of bonds for drilling and/or operating wells, governing the location of wells,
  governing the methods used to drill wells,
  governing surface area usage and the restoration of the land upon which wells are drilled, governing the plugging and abandoning of wells and the disposal of waste materials used in or generated in drilling operations, and setting certain environmental conservation restrictions.

The cost of complying with these regulations is high and these regulations can have the effect of limiting our ability to engage in oil and gas exploration activities and when or where those activities take place. Some of these laws and regulations, including the federal Comprehensive Environmental Response, Compensation and Liability Act (also known as CERCLA or the “Superfund” law), may impose strict liability for environmental damage caused by hazardous wastes released during oil and gas exploration and production activities. As a result, we could become liable for the costs of environmental cleanups, environmental damages and, in some cases, consequential damages, regardless of whether or not there was any negligence or fault on our part. In some cases, regulations may also require oil and gas production levels to be kept at a level that is lower than what would be economically optimal. In other cases, we may be completely prohibited from drilling exploratory or production wells in certain environmentally sensitive areas even if we believe that there are economically viable oil and gas deposits in those areas. If we violate any of these environmental laws or regulations, we could become subject to heavy fines or sanctions and/or be required to incur significant costs for environmental clean up and remediation. In addition, neighboring landowners and other third parties could file claims for personal injury claims or for damage to property or natural resources caused by oil and gas exploration activities.

We believe that we are currently in substantial compliance with all applicable environmental laws and regulations. To date, we have not been required to expend substantial amounts of money in complying with these laws and regulations and we anticipate that the costs associated with future compliance will not have a materially adverse effect on our financial position. However, the laws and regulations governing the oil and gas industry are subject to constant change as environmental issues relating this industry remain highly politicized. Proposals and proceedings affecting oil and gas exploration activities are periodically presented to Congress and federal regulatory bodies as well as to state legislative and regulatory bodies. We cannot predict when or whether such proposals may become effective. There is no assurance that the future regulatory environment for oil and gas activities will be consistent with the current regulatory environment. We will need to constantly monitor developments in environmental and other laws and regulations applicable to oil and gas activities in order to ensure compliance. There is no assurance that we will be able to meet the costs associated with regulatory compliance in the future.

Employees

Other than our executive officers and sole director, we have two full-time employees.

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

To date, our operations have not been profitable. Our inability to achieve profitability is directly related to our historical inability to earn significant revenues. We may never be able to achieve profitability.

Our future performance depends upon our ability to obtain capital to find or acquire additional oil and natural gas reserves that are economically recoverable.

Unless we successfully replace the reserves that we produce, our reserves will decline, resulting eventually in a decrease in oil and natural gas production and lower revenues and cash flows from operations. The business of exploring for, developing or acquiring reserves is capital intensive. Our ability to make the necessary capital investment to maintain or expand our oil and natural gas reserves is limited by our relatively small size. Further, we may commence drilling operations on our Eddy County Properties in an effort to increase production, which would require more capital than we have available from cash flow from operations or our revolving bank credit facility. In such case, we would be required to seek additional sources of financing or limit our participation in the additional drilling. In addition, our drilling activities are subject to numerous risks, including the risk that no commercially productive oil or gas reserves will be encountered.

The successful implementation of our business plan is subject to risks inherent in the oil and gas business, which if not adequately managed could result in additional losses.

Our oil and gas operations will be subject to the economic risks typically associated with exploration and development activities, including the necessity of making significant expenditures to locate and acquire properties and to drill exploratory wells. In addition, the availability of drilling rigs and the cost and timing of drilling, completing and, if warranted, operating wells is often uncertain. In conducting exploration and development activities, the presence of unanticipated pressure or irregularities in formations, miscalculations or accidents may cause our exploration, development and, if warranted, production activities to be unsuccessful. This could result in a total loss of our investment in a particular well. If exploration efforts are unsuccessful in establishing proved reserves and exploration activities cease, the amounts accumulated as unproved costs will be charged against earnings as impairments.

In addition, the availability of a ready market for our oil and gas production depends on a number of factors, including the demand for and supply of oil and gas and the proximity of reserves to pipelines and other facilities. Our ability to market such production depends in substantial part on the availability and capacity of gathering systems, pipelines and processing facilities, in most cases owned and operated by third parties. A failure to obtain such services on acceptable terms could materially harm our proposed oil and gas business. We may be required to shut in wells for lack of a market or because of inadequacy or unavailability of pipelines or gathering system capacity. If that occurs, we would be unable to realize revenue from those wells until arrangements are made to deliver such production to market.

Our future performance is dependent upon our ability to identify, acquire and develop oil and gas properties, the failure of which could result in under use of capital and losses.

The future performance of our oil and gas business will depend upon an ability to identify, acquire and develop oil and gas reserves that are economically recoverable. Success will depend upon the ability to acquire working and revenue interests in properties upon which oil and gas reserves are ultimately discovered in commercial quantities, and the ability to develop prospects that contain proven oil and gas reserves to the point of production. Without successful acquisition and exploration activities, we will not be able to develop oil and gas reserves or generate revenues. There are no assurances oil and gas reserves will be identified or acquired on acceptable terms, or that oil and gas deposits will be discovered in sufficient quantities to enable us to recover our exploration and development costs or sustain our business.

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

Hedging transactions may limit potential gains on increases to oil and gas prices.

We have entered into hedging transactions for a portion of our expected production to reduce the risk of fluctuations in oil and gas prices. Although these hedging transactions provide us with some protection in the event of a decrease in oil and gas prices, they may also limit our potential gains in the event that oil and gas prices increase. If we choose not to engage in hedging arrangements in the future, we may be more adversely affected by changes in oil and natural gas prices than our competitors, who may or may not engage in hedging arrangements.

We may encounter difficulty in obtaining equipment and services.

Higher oil and natural gas prices and increased oil and natural gas drilling activity generally stimulate increased demand and result in increased prices and unavailability for drilling rigs, crews, associated supplies, equipment and services. While we have recently been successful in acquiring or contracting for services, we could experience difficulty obtaining drilling rigs, crews, associated supplies, equipment and services in the future. These shortages could also result in increased costs or delays in timing of anticipated development or cause interests in oil and natural gas leases to lapse. We cannot be certain that we will be able to implement our drilling plans or at costs that will be as estimated or acceptable to us.

Our ability to produce oil and gas from our oil and gas assets may be adversely affected by a number of factors outside of our control.

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

If we are unable to maintain our working interests in leases, our business will be adversely affected.

Our oil and gas assets are held under oil and gas leases. A failure to meet the specific requirements of each lease may cause that lease to terminate or expire. There are no assurances the obligations required to maintain those leases will be met and that we will be able to meet the rental obligations under federal, state and private oil and gas leases. If we are unable to make rental payments and satisfy any other conditions on a timely basis, we may lose our rights in the properties that we may acquire.

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

Our oil and gas operations are subject to risks inherent in the oil and gas industry, such as blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution, earthquakes and other environmental risks. These risks could result in substantial losses due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage, and suspension of operations. We could be liable for environmental damages caused by previous property owners. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could have a material adverse effect on our financial condition and results of operations. Any prospective drilling contractor or operator which we hire will be required to maintain insurance of various types to cover its operations with policy limits and retention liability customary in the industry. Therefore, we do not plan to acquire our own insurance coverage for such prospects. The occurrence of a significant adverse event on such prospects that is not fully covered by insurance could result in the loss of all or part of our investment in a particular prospect which could have a material adverse effect on our financial condition and results of operations.

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

Our success depends largely upon the efforts, abilities, and decision-making of Dr. Paul C. Kirkitelos, our Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer, and Mr. H. Patrick Seale, our Chief Operating Officer. The loss of these individuals would have an adverse effect on our business prospects. We do not currently maintain "key-man" life insurance and there is no contract in place assuring the services of Dr. Kirkitelos or Mr. Seale for any length of time. In the event that we should lose our officers and we are unable to find suitable replacements, we may not be able to develop our business, in which case investors might lose all of their investment.

One stockholder owns a large portion of our outstanding common stock and may act to influence certain types of corporate actions, to the detriment of other stockholders.

Dr. Paul C. Kirkitelos owns 46,800,000 common shares, which is approximately 43.7% of our issued and outstanding common stock. Accordingly, he may exercise significant influence over all matters requiring stockholder approval, including the election of directors and the determination of significant corporate actions. This concentration could also have the effect of delaying or preventing a change in control that could otherwise be beneficial to our stockholders.

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

Because our securities constitute "penny stocks" within the meaning of the rules, the rules apply to us and to our securities. The rules may further affect the ability of owners of shares to sell our securities in any market that might develop for them. As long as the trading price of our common stock is less than $5.00 per share, the common stock will be subject to rule 15g-9 under the Securities Exchange Act of 1934 (the “Exchange Act”). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:

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

ITEM 2.	PROPERTIES.

Our principal office is at 111 N. Sepulveda Blvd., Suite 250, Manhattan Beach, CA 90266, consisting of approximately 250 square feet, which we rent at a cost of $1,105 per month. We also have an operations office located at 415 W. Wall Street, Midland, TX consisting of approximately 4,661 square feet, which we rent at a cost of $3,500 per month. Our lease of our Midland office expires on August 31, 2012.

A description of our Eddy County Properties is set forth above under the heading “Item 1 - Business” above.

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders during the fourth quarter of our fiscal year ended July 31, 2008. Pursuant to the provisions of Section 92A.380 of the Nevada Revised Statutes, our merger with our wholly owned subsidiary, completed for the purpose of effecting our name change to “Doral Energy Corp.”, did not require the approval of our security holders.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Quotations for our common stock were entered on the OTC Bulletin Board under the symbol “LNGG” beginning on April 20, 2007. Our symbol was changed to “LNGE” on January 8, 2008 upon completion of our 25-for-1 stock split. As a result of our name change to “Doral Energy Corp.”, our OTC Bulletin Board symbol was changed to “DENG” on April 30, 2008. The high and the low bid prices for our shares since April 20, 2007 as reported by the OTC Bulletin Board were:

Quarter Ended	High	Low
April 30, 2007	$0.00	$0.00
July 31, 2007	$0.00	$0.00
October 31, 2007	$0.00	$0.00
January 31, 2008	$0.40	$0.05
April 30, 2008	$1.50	$1.50
July 31, 2008	$0.00	$0.00

The above quotations have been adjusted to reflect our 25-for-1 stock split effective January 8, 2008. Quotations provided by the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders

As of October 27, 2008, there were 107,087,500 shares of our common stock issued and outstanding that are held of record by 42 registered stockholders. We believe that a number of stockholders may hold their shares of our common stock in brokerage accounts and registered in the name of stock depositories.

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

Recent Sales of Unregistered Securities

All unregistered sales of our equity securities made during the year ended July 31, 2008 have been reported by us in our Quarterly Reports or in our Current Reports filed with the SEC during the year.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PLAN OF OPERATION

We are an early stage company engaged in the acquisition, development and operation of prospective and producing oil and gas properties, interests in oil and gas joint ventures, and other activities in the oil and gas industry. Our goal is to focus on the acquisition of producing properties with strong proven reserves and considerable undrilled inventory that can be explored and developed with reasonable levels of forward risk. Our strategy involves finding acquisitions that can be paid for with a combination of cash and shares of our common stock, with an emphasis toward minimizing the cash outlay. The Permian Basin of Texas and New Mexico is a geographic area of particular interest to us in seeking future acquisitions, due both to the successful history of the region in oil and gas production, and to the fact that our operations office in Midland, Texas.

Our initial work program will be focused on increasing production from existing wells on the Eddy County Properties. We anticipate that this work program will include inspection and evaluation of existing wells, pumping units, and production facilities to insure proper operational integrity; testing of all wells to ascertain accurate daily oil, gas, and water production rates; performing mechanical repair job workovers to restore any wells to production that are found to be off-production; carrying out well repair and clean-out workovers which will include well chemical treatments and/or acid stimulations to restore wells to higher prior production rates; and implementing improvements in downhole pump designs and production facility equipment and piping to increase operational efficiencies. We plan to carry out this work program within the first few months of our acquisition of the Eddy County Properties in an effort to maximize near-term oil and gas production prior to commencing our drilling program, as described below. We anticipate that this work program will be funded through subsequent advances from Macquarie under the Credit Agreement. In order to obtain additional advances from Macquarie, we are required to submit a detailed development plan for Macquarie’s approval. We have submitted a proposed development plan to Macquarie, and we hope to receive their approval for this plan before the end of 2008, with the operational phase of the work program expected to begin by the end of 2008 or in early 2009. We believe that carrying out the work program will increase production incrementally, even while work is being carried out sequentially on various wells. There are no assurances that Macquarie will approve the development plan that we have submitted to them, or that we will begin our work program within the hoped for time frame.

In addition to increasing production through improvement of existing wells, we also plan to create additional value by implementing an infill development drilling program on the Eddy County Properties. The current producing wells have been drilled on 40 acre well spacing. By carrying out an infill development drilling program to redevelop the leases on 20 acre well spacing, we anticipate that this will increase production from the Eddy County Properties. Offset operators in this area over the past 20 to 30 years have successfully performed infill drilling programs such as this with very good success, accessing and developing oil and gas reserves that would not have been produced otherwise by the wells drilled on 40 acre spacing patterns. We have identified over 250 potential 20 acre infill locations on the Eddy County Properties, and 166 of these locations have been classified as proved undeveloped locations in our current in-house reserves. The infill development drilling program will be started as soon as practical, but some potential delays may be encountered due to the availability of casing and tubing, the availability of suitable drilling rigs, and the availability of frac stimulation equipment and services. We anticipate that our infill development drilling program will be carried out by us over the next several years.

Our engineers and geologists will consult with Macquarie Bank’s engineers and geologists, in order to plan the first six to nine months of for the infill development drilling on the Eddy County Properties (the “Development Plan”). The selection and timing of individual wells to be drilled under the Development Plan will be made based on: (i) new geological structure and net pay maps of the pay zones being prepared; (ii) the quality of current producing wells on the lease including both cumulative production to-date and estimated ultimate recovery from target reservoirs; (iii) the presence of previously undeveloped and un-produced intervals in target pay zones present on the lease; (iv) volumetric reserve calculations where appropriate; (v) the status of lease production facilities and capacities; and (vi) access to gas sales markets for casinghead gas production. We anticipate that we will complete the Development Plan during the implementation of our initial work program to raise the production from current producing wells.

In carrying out our plan of operation, we anticipate that our operating expenses for the next twelve months will be as follows:

Budget During the Next Twelve Months
Expenses	Amount
Drilling and Development	$3,850,000
Lease Operating Expenses & Taxes	$1,460,000
Salaries	$1,069,000
Professional Fees (Legal, Accounting, Technical)	$732,000
Other General & Administrative Expenses	$755,000
Interest Expense	$511,000
Total	$8,376,000

As of July 31, 2008, we had a working capital surplus of $415,885. Based on our current estimated revenues from the Eddy County Properties, we will need to acquire additional financing through the sale of our common stock or obtain additional advances on our credit facility with Macquarie in order to complete our plan of operation. See “Liquidity and Capital Resources,” below.

RESULTS OF OPERATION

Summary of Year End Results
	Year Ended July 31		Percentage
	2008	2007	Increase / (Decrease)
Revenue	$-	-	n/a
General and Administrative Expenses	(493,929)	(85,395)	478.4%
Miscellaneous Income	-	3,736	(100)%
Interest Expense	9,944	-	n/a
Net Loss	$(503,872)	$(81,659)	517.0%

Revenues

As of July 31, 2008, we had not earned any revenues from our oil and gas operations as our acquisition of the Eddy County Properties was not effective until August 1, 2008. We expect to begin to recognize revenues for periods subsequent to our July 31, 2008 year end.

Under the terms of the Credit Agreement, we will be required to, on a monthly basis, pay to Macquarie 100% of our net operating cash flows from all sources (including, but not limited to the Eddy County Properties) less an allocated amount for our general and administrative expenses, until all amounts advanced under the Credit Agreement have been repaid. The amount allocated for our general and administrative expenses is equal to $125,000 per month up to Mach 31, 2009, and thereafter will be equal to 10% of our net operating cash flows for the month. The amounts paid to Macquarie will be applied to interest and principal payable under the Credit Agreement.

We have entered into a “costless collar” hedging transaction, which provides us with partial protection against variations in the price of crude oil. For a detailed description of this hedging transaction, see “Item 1 –Description of Business.” The net effect of the costless collar is to set a floor of $100 on the price to be received for each barrel of production covered and a ceiling of $131 for each barrel of production covered. The number of barrels of our production covered by the costless collar for production months through July 2011 is as follows:

Aug 2008 - Dec 2008:	1,900 barrels per month
Jan 2009 - Dec 2009:	1,700 barrels per month
Jan 2010 - Dec 2010:	1,600 barrels per month
Jan 2011 - Jul 2011:	1,400 barrels per month

General and Administrative Expenses

Our general and administrative expenses for the years ended July 31, 2008 and 2007, consisted of the following:

	Year Ended July 31,		Percentage
	2008	2007	Increase / (Decrease)
General Office and Overhead	$31,291	$7,438	320.7%
Payroll Expenses and Management	124,243	36,000	245.1%
Services
Professional Fees	312,815	40,958	663.7%
Other Expenses	24,428	999	2,345.2%
Sales, Marketing & PR	1,151	-	n/a
Total	$493,928	$85,395	475.4%

All of our general and administrative expenses increased significantly during the year ended July 31, 2008. The increases in general office and overhead expenses primarily relate to costs associated with rent for our new offices and the development of a website.

Additional professional fees incurred during the period relate to fees for additional services provided by our consulting engineer and operations team in connection with the acquisition of the Eddy County Properties, and for legal and accounting services provided in connection with our acquisition of the Eddy Country Properties and in connection with meeting our ongoing reporting obligations under the Exchange Act.

Additional amounts recorded for payroll expenses and management services relate primarily to amounts recorded in respect of management fees payable to Paul Kirkitelos, our Chief Executive Officer, President, Chief Financial Officer, Treasurer, Secretary and sole director. We have a verbal agreement with Mr. Kirkitelos to pay him $15,000 for his services.

We expect all of our expenses to continue to increase substantially during the fiscal year ending July 31, 2009 as a result of our operational and developmental activities related to our oil and gas properties.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At July 31, 2008	At July 31, 2007	Increase / (Decrease)
Current Assets	$687,136	$31,268	2,097.6%
Current Liabilities	(271,251)	(5,875)	4,517.0%
Working Capital (Deficit)	$415,885	$25,393	1,537.8%

Cash Flows
	Year Ended	Year Ended
	July 31, 2008	July 31, 2007
Cash Flows Used in Operating Activities	$(294,632)	$(36,855)
Cash Flows Used in Investing Activities	(5,097,090)	--
Cash Flows From Financing Activities	5,415,000	974
Net Increase (Decrease) in Cash During Period	$23,278	$(35,881)

As at July 31, 2008, we had a working capital surplus of $415,885. Although the Eddy County Properties generate cash flows, under the terms of our Credit Agreement with Macquarie, until we have repaid all amounts advanced by Macquarie, we will be required to pay Macquarie 100% of our net operating cash flows from all sources, less an allocated amount for our general administrative expenses. As such, until such time as we have repaid all amounts advanced to us by Macquarie, we expect that our primary sources of financing will be additional advances from Macquarie under the Credit Agreement, other forms of debt financing and proceeds from the sale of our common stock. However, there is no assurance that we will be able to obtain additional financing from these or any other sources in the future. If we sell additional shares of our common stock, existing stockholders will experience a dilution of their proportionate interests in our Company.

During the year ended July 31, 2008, we entered into the following loan agreements:

(a)

a loan agreement with Little Bay Consulting SA (“Little Bay”), dated as of March 7, 2008, for an aggregate sum of $220,000. Under the terms of the loan agreement, we agreed to pay interest to Little Bay at a rate of 5% per annum. The loan from Little Bay is unsecured and repayable by July 1, 2010;

(b)

loan agreements with Green Shoe Investments Ltd. (“Green Shoe”), dated as of May 9, 2008 and May 23, 2008, for an aggregate principal sum of $250,000. Under the terms of the loan agreements, we agreed to pay interest to Green Shoe at a rate of 5% per annum, and to repay the loans on or before July 1, 2010;

(c)

a loan agreement with Little Bay, dated as of July 18, 2008, for the principal sum of $100,000. Under the terms of the loan agreement, we agreed to pay interest to Little Bay at a rate of 5% per annum, and to repay the loan on or before July 18, 2010; and

(d)

a loan agreement with Green Shoe, dated as of July 18, 2008, for the principal sum of $50,000. Under the terms of the loan agreement, we agreed to pay interest to Green Shoe at a rate of 5% per annum, and to repay the loan on or before July 18, 2010.

Subsequent to the year ended July 31, 2008, we entered into a loan agreement with Little Bay, dated as of October 3, 2008, for the principal sum of $200,000. Under the terms of the loan agreement, we agreed to pay interest at a rate of 5% per annum, and to repay the loan on or before October 1, 2010.

Macquarie Credit Agreement

On July 29, 2008, we entered into a Senior First Lien Secured Credit Agreement (the “Credit Agreement”) with Macquarie Bank Limited (“Macquarie”). Under the terms of the Credit Agreement, Macquarie has agreed to provide us with: (i) a maximum of $25,000,000 under a revolving loan (the “Revolving Loan”); and (ii) a maximum of $25,000,000 under a term loan (the “Term Loan”). Upon closing of the Credit Agreement, Macquarie advanced us $2,500,000 under the Revolving Loan and $2,800,000 under the Term Loan. These advances are subject to an upfront advance fee of 1.00% of the total amount advanced. The advances were used to fund our acquisition of the Eddy County Properties and for working capital purposes. Future advances are subject to prior approval by Macquarie and we are required to submit to Macquarie an estimate of expenses for work to be performed on our properties.

Interest: Amounts advanced to us under the Revolving Loan will bear interest at a rate equal to (i) the Prime Rate (as determined under the Credit Agreement) plus 1.25% per annum; or (ii) the LIBOR (as determined under the Credit Agreement) plus 3.00% per annum. Amounts advanced to us under the Term Loan will bear interest at a rate equal to (i) the Prime Rate plus 4.75%; or (ii) the LIBOR plus 6.50% per annum. We have the option to elect the Prime Rate or the LIBOR for each advance under the Revolving Loan and the Term Loan. However, we are only allowed to have six LIBOR advances outstanding at one time. Interest on the Revolving Loan and the Term Loan is payable by us monthly in arrears on the twentieth day of each month, commencing on September 20, 2008.

Maturity: The loans mature on July 30, 2011. However, if we are unable to agree with Macquarie on an infill development drilling program for the Eddy Country Properties by the end of November, the maturity date for the loans will accelerate to July 30, 2009.

Security: Our obligations under the Credit Agreement are secured by a first priority mortgage and security interest over all of our assets and undertaking, including the Eddy County Properties.

Cash Flow Payments: Under the Credit Agreement, we are required to, on a monthly basis, pay to Macquarie 100% of our net operating cash flows from all sources (including, but not limited to, the Eddy County Properties) less an allocated amount for our general and administrative expenses, until all amounts advanced under the Credit Agreement have been repaid. The amount allocated for our general and administrative expenses is $125,000 per month up to March 31, 2009, and thereafter will be equal to 10% of our net operating cash flows from the month. The amounts paid to Macquarie will be applied to interest and principal payable under Credit Agreement.

Assignment of Net Profits Overriding Royalty Interest: In connection with the Credit Agreement, we also conveyed a net profits overriding royalty interest (the “NPORRI”) to Macquarie Investments, LLC (“MAC”), a subsidiary of Macquarie. Under the terms of the NPORRI, commencing with the earlier of the date at which all amounts advanced to us by Macquarie have been repaid and the maturity date for those loans, we will be required to pay to MAC 35% of the gross proceeds from the Eddy Country Properties less associated production and capital costs. Once MAC has earned $5,000,000 under the NPORRI, the NPORRI will automatically decrease to 20%.

Conversion Agreement: In connection with the assignment of the NPORRI, we have entered into a Conversion Agreement dated July 29, 2008 with MAC. Under the terms of the Conversion Agreement, either MAC or Doral will have the right to convert the NPORRI into shares of our common stock. The number of shares to be converted is determined by dividing the value of the NPORRI by the volume weighted average of the stock price for the sixty trading days preceding the conversion date. However, there are three pre-conditions prior to either party exercising the conversion right: (i) Doral must be listed on the American Stock Exchange or such other exchange as approved by MAC (the “Approved Exchange”); (ii) no more than sixty-five percent of the issued and outstanding shares of our common stock may be held by officers, directors and beneficial owners holding more than ten percent of our common stock; and (iii) the average trading volume of our common stock traded on the Approved Exchange over the sixty trading days prior to the conversion date must be equal to or greater than fifty percent of the common stock that are eligible to be traded on the Approved Exchange.

Events of Default: The Credit Agreement also contains events of default which are customary for such financings. The events of default include, but are not limited to, default of payment; failure to comply with any term, condition or covenant of the Credit Agreement; bankruptcy or insolvency related defaults; judgment pertaining to receivership or liquidation; federal tax lien or judgment against us of more than $100,000; our failure to comply with any government regulations on our properties; the operator is removed or withdraws and no replacement is acceptable to Macquarie; a change in control occurs; or a material adverse event occurs.

Remedies of Default: Upon an event of default, Macquarie has the right under the Credit Agreement to: (i) accelerate payment on all outstanding promissory notes and loans due; (ii) sell any collateral; and (iii) carry out our rights under our operating agreements with respect to our Eddy County Properties.

As a result of our entry into the Credit Agreement, Little Bay and Green Shoe entered into subordination agreements with Macquarie and Doral. Accordingly, the loans provided by Little Bay and Green Shoe will be subordinate to the loans provided to us by Macquarie.

Private Placement Offering

In May, 2008, our sole director, Paul C. Kirkitelos, approved a private placement offering (the “Offering”) of up to 3,000,000 shares of our common stock at a price of $0.75 per share to be made solely to persons who qualify as accredited investors as that term is defined under Regulation D promulgated under the Securities Act of 1933 (the “Securities Act”). On September 12, 2008, we reduced the offering price to $0.50 per share and increased the total number of shares available under the offering to 4,500,000 shares. We do not intend to register the Offering under the Securities Act and any shares issued under the Offering may not be reoffered or resold in the United States absent an effective registration under the Securities Act or an applicable exemption from the registration requirements.

Although we have received subscription proceeds from some subscribers under the Offering, we have not yet accepted those subscriptions and have not yet issued any shares under the Offering. There is no minimum number of shares to be sold under the Offering, and there are no assurances as to the number of shares that will be sold under the Offering, if any. If any shares are issued under the Offering, existing stockholders will have their interests diluted.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles (”GAAP”) in the United States has required our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. Our significant accounting policies are disclosed in the notes to the audited financial statements for the fiscal year ended July 31, 2008 included in this Annual Report on Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements:
Audited financial statements as of July 31, 2008, including:

Financial Statements of Doral Energy Corp.

Report of Independent Registered Public Accounting Firm of Malone & Bailey PC, Certified Public Accountants and Business Consultants;	F-1

Report of Independent Registered Public Accounting Firm of Morgan & Company, Chartered Accountants;	F-2

Consolidated Balance Sheets as of July 31, 2008 and 2007	F-3

Consolidated Statements of Expenses for the years ended July 31, 2008 and 2007 and for the period from October 25, 2005 (inception) through July 31, 2008	F-4

Consolidated Statements of Stockholders’ Equity for the period from October 25, 2005 (inception) through July 31, 2008	F-5

Consolidated Statements of Cash Flows for the years ended July 31, 2008 and 2007 and for the period from October 25, 2005 (inception) through July 31, 2008	F-6

Notes to the Consolidated Financial Statements	F-7

Pro Forma Financial Information.

Unaudited Pro Forma Condensed Financial Statements of Doral Energy Corp. and the Eddy County Properties

Unaudited Pro Forma Condensed Statement of Operations for the year ended July 31, 2008	F-20

Unaudited Pro Forma Condensed Statement of Operations for the year ended July 31, 2007	F-21

Notes to Unaudited Pro Forma Condensed Financial Statements	F-22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Doral Energy Corp.
(formerly Language Enterprises Corp.)
(An Exploration Stage Company)
Manhattan Beach, CA

We have audited the accompanying consolidated balance sheet of Doral Energy Corp. as of July 31, 2008 and the related consolidated statements of expenses, stockholders’ equity, and cash flows for the year then ended and for the period from October 25, 2005 (inception) through July 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Doral Energy Corp. as of December 31, 2007 and the results of their operations and cash flows for the periods referred to above, in conformity with accounting principles generally accepted in the United States of America.

/s/ Malone & Bailey, PC

www.malone-bailey.com
Houston, Texas

October 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors of
Doral Energy Corp.
(Formerly Language Enterprises Corp.)
(A Development Stage Company)

We have audited the accompanying balance sheet of Doral Energy Corp. (formerly Language Enterprises Corp.) (a development stage company) as of July 31, 2007, and the related statements of expenses, comprehensive loss, cash flows, and stockholders’ equity for the year ended July 31, 2007, and for the cumulative period from inception, October 25, 2005, to July 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Doral Energy Corp. (formerly Language Enterprises Corp.) (a development stage company) as of July 31, 2007, and the results of its operations and its cash flows for the year ended July 31, 2007, and for the cumulative period from inception, October 25, 2005, to July 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Vancouver, Canada	“Morgan & Company”
October 24, 2007	Chartered Accountants

Tel: (604) 687-5841	P.O. Box 10007 Pacific Centre
Fax: (604) 687-0075	Sute 1488 - 700 West Georgia Street
www.morgan-cas.com	Vancouver, B.C. V7Y 1A1

Doral Energy Corp.
(formerly Language Enterprises Corp.)
(an Exploration Stage Company)
Consolidated Balance Sheets
July 31, 2008 and 2007

	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$54,500	$31,268
Restricted cash – note proceeds restricted as to use	566,960	-
Prepaid insurance	65,676	-
Total current assets	687,136	31,268

Office equipment, net of depreciation	104	248
Oil and gas properties – Proved, using full cost method of accounting	14,715,992	-
Deferred financing cost	58,040	-
Security deposit	1,105	-

Total assets	$15,462,377	$31,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$201,947	$1,334
Accounts payable – related party	50,919	4,541
Accrued interest payable	9,943	-
Other current liabilities	8,442	-
Total current liabilities	271,251	5,875

Notes payable, net of discount of $5,300,000	620,000	-
Asset retirement obligation	918,902	-
Total liabilities	1,810,153	5,875

STOCKHOLDERS’ EQUITY
Common shares, $0.001 par value, 2,500,000,000 shares authorized, 107,327,500
and 100,087,500 shares issued and outstanding, respectively	107,328	100,088
Additional paid-in capital	14,167,023	43,762
Accumulated deficit	(622,127)	(118,209)
Total stockholders’ equity	13,652,224	25,641

Total liabilities and stockholders’ equity	$15,462,377	$31,516

The accompanying notes are an integral part of these consolidated financial statements.

Doral Energy Corp.
(formerly Language Enterprises Corp.)
(an Exploration Stage Company)
Consolidated Statements of Expenses
For the years ended July 31, 2008 and 2007 and
for the period from October 25, 2005 (date of inception) through July 31, 2008

			Inception
			through
	2008	2007	July 31, 2008

Expenses:
General and administrative	$493,929	$85,395	615,934
Miscellaneous income	-	(3,736)	(3,736)
Operating loss	(493,929)	(81,659)	(612,198)

Other expense:
Interest expense	(9,943)	-	(9,943)

Net loss	$(503,872)	$(81,659)	$(622,141)

Net loss per share:
Basic and diluted	$(0.01)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	100,302,527	100,087,500

The accompanying notes are an integral part of these consolidated financial statements.

Doral Energy Corp.
(formerly Language Enterprises Corp.)
(an Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity
For the period from October 25, 2005 (date of inception) through July 31, 2008

			Additional
	Common	Par	Paid-In	Accumulated
	Shares*	Amount	Capital	Deficit	Total

Balance, October 25, 2005 (date of inception)	-	$-	$-	$-	$-
January 26, 2006- Shares issued for cash at $0.01	65,000,000	65,000	(39,000)	-	26,000
March 26, 2006-Shares issued for cash at $0.02	30,000,000	30,000	(6,000)	-	24,000
May 19, 2006- Shares issued for cash at $0.10	5,087,500	5,088	15,262	-	20,350
Fair value of rent and management services
donated by Directors	-	-	31,500	-	31,500
Net loss	-	-	-	(36,610)	(36,610)
Foreign currency translation adjustment	-	-	-	492	492
Total comprehensive loss				(36,118)

Balance, July 31, 2006	100,087,500	100,088	1,762	(36,118)	65,732
Fair value of rent and management services
donated by Directors	-	-	42,000	-	42,000
Net loss	-	-	-	(81,659)	(81,659)
Foreign currency translation adjustment	-	-	-	(432)	(432)
Total comprehensive loss				(82,091)

Balance, July 31, 2007	100,087,500	100,088	43,762	(118,209)	25,641
Fair value of rent and management services
donated by Directors	-	-	10,501	-	10,501
April 25, 2008- Shares issued as security deposit
on Hanson Property	500,000	500	999,500	-	1,000,000
June 18, 2008- Shares issued for cash at $0.50	200,000	200	99,800	-	100,000
June 27, 2008- Shares issued for cash at $0.50	40,000	40	19,960	-	20,000
July 29, 2008- Shares issued for the acquisition of
Hanson Property	6,500,000	6,500	12,993,500	-	13,000,000
Net loss	-	-	-	(503,872)	(503,872)
Foreign currency translation adjustment	-	-	-	(46)	(46)
Total comprehensive loss				(503,918)

Balance, July 31, 2008	107,327,500	$107,328	$14,167,023	$(622,127)	$13,652,224

*

The common stock issued has been retroactively restated to reflect a forward stock split of 25 new shares of common stock for one old share of common stock, effective January 7, 2008. The number of authorized shares and the par value per share, as well as certain per share information, as referred to in these financial statements have been restated where applicable to give retroactive effect of the forward stock split.

The accompanying notes are an integral part of these consolidated financial statements.

Doral Energy Corp.
(formerly Language Enterprises Corp.)
(an Exploration Stage Company)
Consolidated Statements of Cash Flows
For the years ended July 31, 2008 and 2007 and for
the period from October 25, 2005 (date of inception) through July 31, 2008

			Inception
			through
	2008	2007	July 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(503,872)	$(81,659)	$(622,141)
Adjustments to reconcile net loss to cash used by operating
activities:
Depreciation, depletion and amortization	144	144	300
Non cash interest expense	9,943	-	9,943
Contribution of rent and salary	10,501	42,000	84,001
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(65,676)	1,326	(65,676)
Deposits	(1,105)	-	(1,105)
Accounts payable	209,055	1,334	210,389
Accounts payable – related party	46,378	-	46,378
NET CASH USED BY OPERATING ACTIVITIES	(294,632)	(36,855)	(337,911)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(404)
Purchase of oil and gas properties	(5,097,090)	-	(5,097,090)
CASH FLOWS USED IN INVESTING ACTIVITIES	(5,097,090)	-	(5,097,494)

CASH FLOWS FROM FINANCING ACTIVITIES
Amounts due to related party	-	974	4,541
Proceeds from issuance of notes payable, gross	5,920,000	-	5,920,000
Deferred financing costs incurred	(53,000)	-	(53,000)
Change in note proceeds restricted as to use	(572,000)		(572,000)
Proceeds from sale of common stock	120,000	-	190,350
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	5,415,000	974	5,489,891

NET INCREASE(DECREASE) IN CASH AND CASH
EQUIVALENTS	23,278	(35,881)	54,486
Effect of unrealized exchange rate changes	(46)	(432)	14
Cash and cash equivalents, beginning of period	31,268	67,581	-
Cash and cash equivalents, end of period	$54,500	$31,268	$54,500

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
Noncash investing and financing transactions:
Stock issued for purchase of oil and gas properties	$14,000,000	$-	$14,000,000
Discount on Macquarie Credit Agreement	$5,300,000	$-	$5,300,000
Asset retirement obligation incurred	$918,902	$-	$918,902

The accompanying notes are an integral part of these consolidated financial statements

Doral Energy Corp.
(formerly Language Enterprises Corp.)
(an Exploration Stage Company)
Notes to Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Language Enterprises Corp. (the “Company” or “Doral”) was incorporated under the laws of Nevada, USA, on October 25, 2005. Our principal executive offices are in Manhattan Beach, California. In February 2008, the Company formed Doral West Corp., a wholly owned subsidiary to participate in future acquisitions. Effective April 28, 2008, Language Enterprise Corp. changed its name to Doral Energy Corp.

Until recently the Company had operated a translation brokerage business, acting as an intermediary between clients and independent, professional translators located throughout the world with whom they are associated. On July 29, 2008, the Company acquired certain oil and gas properties and changed their business focus to that of a company engaged in the acquisition, operation, exploration and development of oil and gas properties and prospects. The future plan is to acquire additional producing properties with strong proven reserves and considerable undrilled inventory that can be explored and developed with reasonable levels of forward risk. The Company anticipates financing these acquisitions with a combination of cash and shares of common stock.

The Company is a licensed oil and gas operator in the state of New Mexico.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the Securities and Exchange Commission Act 1934.

Doral is an exploration stage company. The accompanying consolidated financial statements are prepared in accordance with SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises” and SEC Industry Guide 7.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could materially differ from those estimates.

Management believes that it is reasonably possible the following material estimates affecting the financial statements could significantly change in the coming year: (1) estimates of proved oil and gas reserves, and (2) forecast forward price curves for natural gas and crude oil. The oil and gas industry in the United States has historically experienced substantial commodity price volatility, and such volatility is expected to continue in the future. Commodity prices affect the level of reserves that are considered commercially recoverable; significantly influence Doral’s current and future expected cash flows; and impact the PV10 derivation of proved reserves presented in Doral supplemental oil and gas reserve disclosures made herein.

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation.

Principles of consolidation

The consolidated financial statements include the accounts of Doral Energy Corp. and its 100% owned subsidiary Doral West Corporation.

Cash and cash equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At July 31, 2008 and 2007, the Company had no cash equivalents. Doral may, in the normal course of operations, maintain cash balances in excess of federally insured limits. As of July 31, 2008, there were no cash balances in excess of federally insured limits.

Restricted cash – note proceeds restricted as to use

At July 31, 2008, Doral has $566,960 of restricted cash. The restricted cash represents proceeds from the revolving loan payable to Macquarie (See Note 5) which are restricted as to use under the terms of the credit agreement. These funds may be used to pay lease operating expenses, note interest, certain fees associated with obtaining the note and certain general and administrative expenses. Subsequent to July 31, 2008, all of the restricted cash was transferred to available cash accounts.

Office equipment

Property and equipment is stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives ranging from three to five years.

Oil and gas properties

Doral follows the full cost method of accounting for its oil and natural gas properties, whereby all costs incurred in connection with the acquisition, exploration for and development of petroleum and natural gas reserves are capitalized. Such costs include lease acquisition, geological and geophysical activities, rentals on non-producing leases, drilling, completing and equipping of oil and gas wells and administrative costs directly attributable to those activities and asset retirement costs. Disposition of oil and gas properties are accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capital costs and proved reserves of oil and gas, in which case the gain or loss is recognized to income.

Depletion and depreciation of proved oil and gas properties is calculated on the units-of-production method based upon estimates of proved reserves. Such calculations include the estimated future costs to develop proved reserves. Oil and gas reserves are converted to a common unit of measure based on the energy content of 6,000 cubic feet of gas to one barrel of oil. Costs of unevaluated properties are not included in the costs subject to depletion. These costs are assessed periodically for impairment.

Ceiling test

In applying the full cost method, Doral performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of oil and gas property and equipment is limited to the “estimated present value” of the future net revenues from its proved reserves, discounted at a 10-percent interest rate and based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to any book and tax basis differences of the properties. As of July 31, 2008, no impairment of oil and gas properties was recorded.

Asset retirement obligation

In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” Doral records the fair value of a liability for asset retirement obligations (“ARO”) in the period in which an obligation is incurred and records a corresponding increase in the carrying amount of the related long-lived asset. For Doral, asset retirement obligations primarily relate to the abandonment of oil and gas properties. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of oil and gas properties and is depleted over the useful life of the asset. The settlement date fair value is discounted at Doral’s credit adjusted risk-free rate in determining the abandonment liability. The abandonment liability is accreted with the passage of time to its expected settlement fair value. Revisions to such estimates are recorded as adjustments to ARO and capitalized asset retirement costs and are charged to operations in the period in which they become known. At the time the abandonment cost is incurred, Doral is required to recognize a gain or loss if the actual costs do not equal the estimated costs included in ARO.

The amounts recognized for ARO are based upon numerous estimates and assumptions, including future abandonment costs, future recoverable quantities of oil and gas, future inflation rates, and the credit adjusted risk free interest rate.

Environmental

The Company is subject to environmental laws and regulations of various U.S. jurisdictions. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites.

Environmental costs that relate to current operations are expensed or capitalized as appropriate. Costs are expensed when they relate to an existing condition caused by past operations and will not contribute to current or future revenue generation. Liabilities related to environmental assessments and/or remedial efforts are accrued when property or services are provided or can be reasonably estimated.

Future income taxes

Income taxes are accounted for using the asset/liability method of income tax allocation. Future income taxes are recognized for the future income tax consequences attributable to differences between the carrying values of assets and liabilities and their respective income tax bases. Future income tax assets and liabilities are measured using income tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on future income tax assets and liabilities of a change in income tax rates is included in earnings in the period that such change in income tax rates is enacted. Future income tax assets are recorded in the financial statements if realization is considered more likely than not.

Revenue and cost recognition

Doral uses the sales method to account for sales of crude oil and natural gas. Under this method, revenues are recognized based on actual volumes of oil and gas sold to purchasers. The volumes sold may differ from the volumes to which Doral is entitled based on the interest in the properties. These differences create imbalances which are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves. Doral had no production, revenue or imbalances as of July 31, 2008. Costs associated with production are expensed in the period incurred.

Loss per share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

Comprehensive Loss

Comprehensive loss is the total of (1) net loss plus (2) all other changes in net assets arising from non-stockholder sources, which are referred to as other comprehensive income. The Company has presented other comprehensive income on the statement of stockholders’ equity.

Fair value of financial instruments

The carrying value of cash and cash equivalents, accounts payable and accrued expenses and other liabilities approximates fair value due to the short term maturity of these instruments. The carrying value of the notes payable are believed to approximate their fair value as of July 31, 2008 based upon the relatively short period these instruments have been outstanding during fiscal year 2008.

New Accounting Pronouncements

Doral does not expect the adoption of recently issued accounting pronouncements have a significant impact on their results of operations, financial position or cash flows.

NOTE 3 – OIL AND GAS PROPERTIES

Acquisition of Eddy County Properties

On July 29, 2008, the Company acquired a working interest in 66 producing oil fields and approximately 186 wells (the “Eddy County Properties”) in and around Eddy County, New Mexico. The acquisition of the Eddy County Properties was completed pursuant to the terms of the Purchase and Sale Agreement dated April 25, 2008, as amended on July 17, 2008, (the “Hanson Energy Agreement”) between J. Warren Hanson, an individual doing business as Hanson Energy, and his wife, Kathie Hanson, and the Company. Under the terms of the Hanson Energy Agreement, Hanson Energy transferred to Doral all of its right, title and interest in and to the Eddy County Properties, together with all of Hanson Energy’s right, title and interest in and to the lands, wells and hydrocarbons associated with the Eddy County Properties, and to the oil and gas sales contracts related thereto (collectively, the “Assets”).

The Eddy County Properties consist of approximately 7,800 acres and are located along the Artesia-Vacuum Trend near the northwestern edge of the Permian Basin. As a result of the acquisition of the Eddy County Properties, Doral currently holds a 100% working interest and an average of a 74.7% net revenue interest in 55 of the 66 leases. In addition, the Company holds an average of an 84.4% working interest and an average of a 67.1% net revenue interest in the remaining 11 leases. Our leasehold rights vary between leases, but they generally extend from the surface to approximately 3,500 feet in depth. Doral will be entitled to production from the Eddy County Properties beginning August 1, 2008.

As consideration for the Assets, Doral paid to Hanson Energy the following consideration:

(a)	Upon execution of the Hanson Energy Agreement, a deposit (the “Deposit”) of $100,000 in cash plus and 500,000 shares of common stock;

(b)	Upon execution of the Amendment Agreement to the Hanson Energy Agreement dated July 17, 2008, an amount of $150,000 in cash, paid as an increase to the Deposit amount; and

(c)

Upon closing, $4,750,000 in cash and 6,500,000 shares of our common stock, and an overriding royalty interest of 2.5% of 8/8 on the oil and gas produced from the Assets. The cash portion of the Purchase Price is subject to future adjustment pursuant to the terms of the Hanson Energy Agreement.

The total purchase price was as follows:

Cash paid to Hanson Energy	$5,000,000
Common stock issued to Hanson Energy (7,000,000 shares
valued at $2.00 per share based on last traded stock price)	14,000,000
Cash paid for other acquisition costs	97,090
Asset retirement obligation incurred	918,902
Total purchase price	$20,015,992
Less: Net profits overriding royalty interest	(5,300,000)
Net purchase price	$14,715,992

The total purchase price was allocated to proved oil and gas properties, as this was the only asset purchased.

The following table reflects selected pro forma financial information as if the acquisition of the Eddy County Properties has occurred as of the beginning of each of the years ended July 31, 2008 and 2007:

	Year ended	Year ended
	July 31, 2008	July 31, 2007
Revenues – oil and gas	$2,165,565	$1,561,660
Net Loss	($846,401)	($1,293,988)
Earnings per Share	($0.01)	($0.01)

Oil and gas properties

All of the Doral’s oil and gas properties are located in the United States. Oil and gas properties are made up of the following at July 31, 2008:

Amount
Properties subject to amortization	$14,715,992
Properties not subject to amortization	-
Less: accumulated depreciation, depletion and amortization	-
Oil and gas properties, net	$14,715,992

No depletion was charged during the year ended July 31, 2008, because there was no production attributable to the Company during that period.

NOTE 4 – INCOME TAXES

Deferred income taxes are recorded at the expected tax rate of 35%. SFAS No. 109 “Accounting for Income Taxes” requires that deferred tax assets be reduced by a valuation allowance if it is more or likely than not that some portion or all of the deferred tax asset will not be realized.

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the combined U.S. federal income tax rate and state income tax rate to net loss is as follows:

2008
Computed at U.S. and State statutory rates	$(176,355)
Changes in valuation allowance	176,355
Total	$-

July 31,
2008
Deferred tax asset attributable to:
Net operating loss	$217,749
Less: valuation allowance	(217,749)

Total	$-

The components giving rise to the deferred tax assets described above have been included in the accompanying consolidated balance sheet as noncurrent assets. As of July 31, 2008, the deferred tax assets are net of a full valuation allowance of $217,749 based on the amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. At July 31, 2008, Doral had loss carryforwards of approximately $622,000 for tax purposes which will begin to expire in 2026.

NOTE 5 – NOTES PAYABLE

Notes payable are made up of the following at July 31, 2008:

Amount
Little Bay note payable, bearing interest at 5%
per annum, maturing in July 2010	$320,000
Greenshoe note payable, bearing interest at 5%
per annum, maturing on July 1, 2010	300,000
Term Loan payable to Macquarie, bearing
interest at LIBOR plus 6.50%, maturing on
July 30, 2011, net of discount of $2,800,000	-
Revolving Loan payable to Macquarie, bearing
interest at LIBOR plus 3.00%, maturing on
July 30, 2011, net of discount of $2,500,000	-
Total	$620,000

Little Bay Notes Payable
On March 7, 2008, Doral entered into a loan agreement with Little Bay Consulting SA (“Little Bay”) pursuant to which Little Bay agreed to loan the Company $220,000. On July 18, 2008, Doral received an additional $100,000 from Little Bay. The loans from Little Bay are unsecured, carry an annual interest rate of 5.0%, are due July 1, 2010, and July 18, 2010 respectively and are nonconvertible.

During September and October 2008, Doral received additional loan proceeds of $200,000 from Little Bay. The loans are unsecured, carry an annual interest rate of 5.0%, and are due October 1, 2010.

Greenshoe Notes Payable
In May 2008, Doral signed loan agreements for $250,000 with Greenshoe Investments Ltd. (“Greenshoe”). On July 18, 2008, Doral received an additional $50,000 of loan from Greenshoe. The loans from Greenshoe are unsecured, carry an annual interest rate of 5.0%, are due July 1, 2010, and July 18, 2010 respectively and are nonconvertible.

Macquarie Credit Agreement
On July 29, 2008, the Company entered into a Senior First Lien Secured Credit Agreement (the “Credit Agreement”) with Macquarie Bank Limited (“Macquarie”). Under the terms of the Credit Agreement, Macquarie has agreed to provide Doral with: (i) a maximum of $25,000,000 under a revolving loan (the “Revolving Loan”);

and (ii) a maximum of $25,000,000 under a term loan (the “Term Loan”). Upon closing of the Credit Agreement, Macquarie advanced $2,500,000 of the Revolving Loan and $2,800,000 of the Term Loan. These advances are subject to an upfront advance fee of 1.00% of the total amount advanced. The advances were used to fund the acquisition of the Eddy County Properties and for working capital purposes. Future advances are subject to the approval of Macquarie.

The Term Loan and the Revolving Loan are secured by all of the assets of the Company. Interest accrued on the Term Loan and the Revolving Loan is payable monthly beginning on September 20, 2008. The Credit Agreement requires that Doral must pay 100 percent of net operating cash flow to Macquarie monthly beginning on September 20, 2008. This payment will be applied first to accrued interest and fees, second to principal on the Term Loan and last to principal on the Revolving Loan. At July 31, 2008, the applicable interest rate under the Term Loan and the Revolving Loan was 8.96% and 5.46%, respectively. The effective interest rates on the Term and Revolving Loans combined is approximately 130%.

Provided that the Company submits a Development Plan (as such term is defined in the Credit Agreement) acceptable to Macquarie (at its sole discretion) within 120 days from the closing date, or July 29, 2008, the Credit Agreement will mature on July 30, 2011. In the event the Company fails to submit an acceptable Development Plan to Macquarie, the maturity date will be accelerated to July 30, 2009.In connection with the Credit Agreement, Doral granted Macquarie a net profits overriding royalty interest (“NPORRI”) in the Eddy County Properties. Beginning on the maturity date of the Credit Agreement (July 30, 2011), or earlier if all amounts advanced under the Credit Agreement are repaid before July 30, 2011,Doral will pay Macquarie 35% of its net profits on the Eddy County Properties. After Macquarie has received $5,000,000 this percentage will drop to 20% in perpetuity. Doral has valued the NPORRI at $21,874,740 based on the projected cash flow from the Eddy County Properties discounted at 25%. As a result Doral has recorded a discount of $5,300,000 on the Term and Revolving loans with a corresponding reduction in proved oil and gas properties.

The NPORRI is convertible into common stock of Doral contingent on the following conditions being met:

  Doral’s Common Stock is listed on the American Stock Exchange or another exchange approved by Macquarie;
  No more than 65 percent of Doral’s common stock is held by affiliates or insiders of the Company; and
  The average trading volume of the shares of common stock on the exchange is equal to or greater than 50% of the outstanding shares of common stock;

The NPORRI is convertible at Doral or Macquarie’s option after the conversion requirements listed above are met. After either party issues a notice of conversion, the NPORRI will be valued by investment bankers approved by both parties. The number of shares to be issued will be determined by dividing the value of the NPORRI by the volume weighted average trading price of the common stock for the 60 days prior to conversion. The conversion feature expires on July 29, 2018. Because the conversion option is contingent on future events, no value has been assigned to this conversion feature.

The Credit Agreement also contains events of default which are customary for such financings. The events of default include, but are not limited to, default of payment; failure to comply with any term, condition or covenant of the Credit Agreement; bankruptcy or insolvency related defaults; judgment pertaining to receivership or liquidation; federal tax lien or judgment against us of more than $100,000; our failure to comply with any government regulations on our properties; the operator is removed or withdraws and no replacement is acceptable to Macquarie; a change in control occurs; or a material adverse event occurs.

Upon an event of default, Macquarie has the right under the Credit Agreement to: (i) accelerate payment on all outstanding promissory notes and loans due; (ii) sell any collateral; and (iii) carry out our rights under our operating agreements with respect to our Eddy County Properties.

The aggregate maturities of our debt for the five years subsequent to July 31, 2008 are as follows:

Year ending July 31,
2009	$-
2010	-
2011	5,920,000
Total	$5,920,000

NOTE 6 – ASSET RETIREMENT OBLIGATION

Asset retirement obligation activity for the year ended July 31, 2008 is as follows:

Amount
Asset retirement obligations, beginning of year	$-
Fair value of liabilities assumed in acquisitions	918,902
Accretion expense	-
Asset retirement obligations, end of year	$918,902

NOTE 7 – STOCKHOLDERS’ EQUITY

Effective January 7, 2008, the Company amended its Articles of Incorporation by splitting its issued and authorized capital on a 25-for-1 basis. Accordingly, the Company’s authorized capital of common stock has been increased from 100,000,000 shares to 2,500,000,000 shares of common stock, $0.001 par value per share, and the Company’s issued and outstanding shares were increased on a 25-for-1 basis such that each shareholder now holds twenty five shares for each one share previously held. As a result of the stock split, the number of Company shares outstanding increased from 4,003,500 to 107,087,500 on January 7, 2008. All share and per-share data (except par value) have been adjusted to reflect the retroactive effect of the forward stock split for all periods presented.

In June 2008, Doral completed a private placement of 240,000 shares of common stock at a price of $0.50 per share and received total cash proceeds of $120,000. These shares have not yet been issued but have been treated as issued in the accompanying financial statements.

In August 2008, Doral completed an additional private placement of 10,050 shares of common stock at a price of $0.50 per share and received total cash proceeds of $5,025.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the years ended July 31, 2008 and 2007, directors of the Company contributed management services with a value of $7,501 and $36,000, respectively, and rent with a value of $3,000 and $6,000, respectively. These items were charged to operations and credited to additional paid-in capital during the respective periods.

At July 31, 2008, Doral had accounts payable to the CEO of the Company in the amount of $50,919. These amounts represent unpaid salary and expense reimbursements.

NOTE 9 – SUBSEQUENT EVENTS

In August 2008, the Company entered into a hedging transaction in the form of a costless collar. This hedge was entered in order to partially protect the Company against a decline in the price of oil relative to its price at the time the Eddy County Properties acquisition was completed.

The net effect of the costless collar is that if the monthly average price of NYMEX WTI Crude Oil futures drops below $100.00 per barrel, the Company effectively receives $100.00 for each barrel of production covered by the costless collar. If the NYMEX WTI Crude Oil futures price rises above $131.00 per barrel, the Company receives $131.00 per barrel for each barrel of production covered by the costless collar. The result is a “floor” on the price of $100.00 and a “ceiling” of $131.00.

The number of barrels of our production covered by the costless collar for production months through July 2011 is:

Aug 2008 - Dec 2008: 1,900 barrels per month
Jan 2009 - Dec 2009: 1,700 barrels per month
Jan 2010 - Dec 2010: 1,600 barrels per month
Jan 2011 - Jul 2011: 1,400 barrels per month

NOTE 10 - SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

There are numerous uncertainties inherent in estimating quantities of proved crude oil and natural gas reserves. Crude oil and natural gas reserve engineering is a subjective process of estimating underground accumulations of crude oil and natural gas that cannot be precisely measured. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment.

The Company retained an in-house reserve engineer, to perform an evaluation of proved reserves as of July 31, 2008. Results of drilling, testing and production subsequent to the date of the estimates may justify revision of such estimates. Accordingly, reserve estimates are often different from the quantities of crude oil and natural gas that are ultimately recovered. All of the Company’s reserves are located in the United States.

There were no proved reserves at July 31, 2007.

The following supplemental unaudited information regarding Doral’s oil and gas activities is presented pursuant to the disclosure requirements of SFAS No. 69. The standardized measure of discounted future net cash flows is computed by applying fiscal year-end prices of oil and gas to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on fiscal year-end cost estimates assuming continuation of existing economic conditions) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on fiscal year-end statutory tax rates) to be incurred on pre-tax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10 percent per year to reflect the estimated timing of the future cash flows.

Capitalized Costs Relating to Oil and Gas Producing Activities as of July 31, 2008 and 2007:

	2008	2007
Proved properties
Mineral interests	$-	$-
Wells, equipment and facilities	14,715,992	-
Total proved properties	14,715,992	-

Unproved properties
Mineral interests	$-	$-
Uncompleted wells, equipment and facilities	-	-
Total unproved properties	-	-

Less: accumulated depreciation, depletion and amortization	-	-
Net capitalized costs	$14,715,992	$-

Costs Incurred in Oil and Gas Producing Activities for the Years Ended July 31, 2008 and 2007:

	2008	2007
Acquisition of proved properties	$14,715,992	$-
Acquisition of unproved properties	-	-
Development costs	-	-
Exploration costs	-	-
Total costs incurred	$14,715,992	$-

Results of Operations for Oil and Gas Producing Activities for the Year Ended July 31, 2008:

2008
Revenues	$-
Production costs	-
Exploration expenses	-
Depreciation, depletion and amortization	-
Accretion expense	-
Income before income tax	-
Income tax	-
Results of operations from oil and gas producing activities	$-

Proved Reserves:

Doral’s proved oil and natural gas reserves have been estimated by independent petroleum engineers. Proved reserves are the estimated quantities that geologic and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods. Due to the inherent uncertainties and the limited nature of reservoir data, such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimate. Revisions result primarily from new information obtained from development drilling and production history; acquisitions of oil and natural gas properties; and changes in economic factors. All proved reserves are located in the United States. Proved reserves as of July 31, 2008 are summarized in the table below:

Proved Natural Gas and Oil Reserves at July 31, 2008:

	Oil	Gas
	(Bbls)	(Mcf)
Proved reserves - beginning of period	-	-
Purchase of minerals in place	4,928,090	3,222,420
Production		-
Proved reserves - end of period	4,928,090	3,222,420

Proved developed reserves - end of period	964,460	92,930

Standardized Measure of Discounted Future Net Cash Flows at July 31, 2008:

2008
Future cash inflows	$568,253,760
Future production costs	(148,942,130)
Future development costs	(30,984,280)
Future income taxes	(130,763,975)
10% annual discount for estimated timing of cash flows	(156,739,882)
Standardized measure of discounted future net cash flows:	$100,823,493

Future cash inflows are computed by applying year-end commodity prices, adjusted for location and quality differentials on a property-by-property basis, to year-end quantities of proved reserves, except in those instances where fixed and determinable price changes are provided by contractual arrangements at year-end. In its 2008 year-end reserve report, the Company used the July 31, 2008 WTI Cushing spot price of $124.17 per Bbl and Henry Hub spot natural gas price of $9.26 per MMbtu, adjusted by property for energy content, quality, transportation fees, and regional price differentials. The weighted average price over the lives of the properties was $127.76 per Bbl for oil and $7.66 per Mcf for gas.

Future production and development costs, which include dismantlement and restoration expense, are computed by estimating the expenditures to be incurred in developing and producing the Company’s proved crude oil and natural gas reserves at the end of the year, based on the year-end costs, and assuming continuation of existing economic conditions. While the Company believes that future operating costs can be reasonably estimated, future prices are difficult to estimate since market prices are influenced by events beyond its control. Future global economic and political events will most likely result in significant fluctuations in future oil prices, while future U.S. natural gas prices will continue to be influenced by primarily domestic market factors, including supply and demand, weather patterns and public policy .

Future income tax expenses are computed by applying the appropriate year-end statutory tax rates to the estimated future pretax net cash flows relating to the Company’s proved crude oil and natural gas reserves, less the tax basis of the properties involved. The future income tax expenses give effect to tax credits and allowances, but do not reflect the impact of general and administrative costs and exploration expenses of ongoing operations relating to the Company’s proved crude oil and natural gas reserves.

Changes in Standardized Measure of Discounted Future Net Cash Flows for the Year Ended July 31, 2008:

2008
Beginning of period	$-
Purchase of minerals in place	152,011,208
Sales of oil and gas produced, net of production costs	-
Net change in income taxes	(51,187,715)
Timing and other	-

End of period	$100,823,493

Doral Energy Corp.
Unaudited Pro Forma Condensed Financial Statements

The following unaudited pro forma condensed financial statements and related notes are presented to show the pro forma effects of the acquisition of the Eddy County Properties on the actual results of operations and financial position of Doral Energy Corp. for the periods presented.

The pro forma condensed statements of operations for the years ended July 31, 2008 and 2007 contain a column entitled "Eddy County Historical". This column contains only the revenue and direct operating expenses of the Permian Basin Properties for the eleven months ended July 31, 2008 and for the year ended August 31, 2007. During the periods presented, the Permian Basin Properties were not accounted for or operated in accordance with generally accepted accounting principles. The Permian Basin Properties were accounted for without capitalizing many of the costs related to the full cost method of accounting as followed by the Company and there were no reserve studies nor was there calculated an amortization rate per equivalent unit of production. Also excluded are other expenses which include interest, accretion of retirement obligations, general and administrative expenses and corporate income taxes. These condensed pro forma statements of operations are not indicative of the results of operations of the acquired properties due to the exclusion of the above mentioned expenses.

The pro forma condensed statements of operations is presented to show income from continuing operations as if the Eddy County transaction occurred as of the beginning of the periods presented.

Pro forma data are based on assumptions and include adjustments as explained in the notes to the unaudited pro forma condensed financial statements. The pro forma data are not necessarily indicative of the financial results that would have been attained had the transaction occurred on the dates referenced above and should not be viewed as indicative of operations in future periods. The unaudited pro forma condensed financial statements should be read in conjunction with notes thereto, Doral’s financial statements as of and for the years ended July 31, 2008 and 2007 included elsewhere in this Form 10-K.

DORAL ENERGY CORP.
Pro Forma Condensed Statement of Operations
For the year ended July 31, 2008
(Unaudited)

		Eddy
	Doral	County	Pro Forma
	Historical	Historical	Adjustments		Pro Forma
Revenues	$-	$2,165,565	$-		$2,165,565

Lease operating expense	-	607,161	-		607,161
Depreciation, depletion and amortization	144	-	458,215	(a)	458,359
General and administrative	493,785	-	1,006,215	(b)	1,500,000
Total operating expenses	493,929	607,161			2,565,520

Operating income (loss)	(493,929)	1,558,404	-		(399,955)

Interest expense	(9,943)	-	(436,503)	(c)	(446,446)

Net income (loss)	$(503,872)	$1,558,404			$(846,401)

Basic and diluted earnings per common share	$(0.01)				$(0.01)

Weighted shares outstanding	100,302,527		6,812,842	(d)	107,115,369

The accompanying notes to the unaudited pro forma condensed financial statements are an integral part of these statements.

DORAL ENERGY CORP.
Pro Forma Condensed Statement of Operations
For The Year Ended July 31, 2007
(Unaudited)

		Eddy
	Doral	County	Pro Forma
	Historical	Historical	Adjustments		Pro Forma
Revenues	$-	$1,561,660	$-		$1,561,660

Lease operating expense	-	520,204	-		520,204
Depreciation, depletion and amortization	144	-	403,609	(a)	403,753
General and administrative	85,251	-	1,414,749	(b)	1,500,000
Total operating expenses	85,395	520,204			2,423,957

Operating income (loss)	(85,395)	1,041,456			(862,297)

Interest expense	-	-	(435,427)	(c)	(435,427)
Other income	3,736	-	-		3,736

Net income (loss)	$(81,659)	$1,041,456			$(1,293,988)

Basic and diluted earnings per common share	$(0.00)				$(0.01)

Weighted shares outstanding	100,087,500		7,000,000	(d)	107,087,500

The accompanying notes to the unaudited pro forma condensed financial statements are an integral part of these statements.

DORAL ENERGY CORP.
Notes to Unaudited Pro Forma Condensed Financial Statements
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

Doral’s acquisition of the Eddy County Properties is described elsewhere in this annual report on Form 10-K. The unaudited pro forma condensed statements of operations for the years ended July 31, 2008 and 2007 are based on the financial statements of Doral for the years ended July 31, 2008 and 2007 and the nine months ended April 30, 2008 and the statements of revenue and direct operating expenses of the Eddy County Properties for the year ended August 31, 2007 and the nine months ended May 31, 2008 and the assumptions and adjustments described below.

NOTE 2 - PRO FORMA ADJUSTMENTS

The unaudited pro forma statements of operations reflect the following adjustments:

a.

Record incremental depreciation, depletion and accretion expense, using units of production method, resulting from the purchase of the Eddy County Properties. There was no expense attributed to the Eddy County purchase.

b.

Record estimated increase in general and administrative expense as a result of the purchase of the Eddy County Properties. Following the acquisition of the Permian Basin Properties, general and administrative expenses are expected to be $125,000 per month.

c.

Record interest expense and amortization of deferred financing costs. Interest expense was $393,836 and $392,760 for the years ended July 31, 2008 and 2007, respectively, on the debt of $5,800,000. Fees associated with the financing of the Eddy County Properties were $128,000 with amortization expense of $42,667 for each of the years ended July 31, 2008 and 2007.

d.	Shares issued for the acquisition of the Eddy County Properties.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 22, 2008, Morgan & Company, Chartered Accountants, resigned as our independent public accountants.

Morgan & Company stated that they were resigning as our independent auditors due to the relocation of our offices and management from Canada to the United States. Because of this relocation, Morgan & Company felt that it was not appropriate for them to continue as our auditors. Following the resignation of Morgan & Company, we appointed Malone & Bailey PC, Certified Public Accountants and Business Consultants, of 601 W. Riverside Avenue, Suite 1940, Spokane, WA 99201 as our new independent registered public accounting firm on January 26, 2008.

Morgan & Company’s reports on our financial statements for the period from inception (October 25, 2005) to July 31, 2006 and for the fiscal year ended July 31, 2007 did not contain an adverse opinion or disclaimer of opinion, nor were they modified or qualified as to uncertainty, audit scope or accounting principles.

During the period from inception (October 25, 2005) to July 31, 2007 and the subsequent interim period up to and including the date of Morgan & Company’s resignation, there were no disagreements between the Company and Morgan & Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Morgan & Company, would have caused them to make reference to the subject matter of the disagreement in connection with Morgan & Company’s report for the financial statements for the past year and any subsequent interim period up to and including to the date of Morgan & Company’s resignation.

ITEM 9AT.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of our internal control over financial reporting. The Company's management based its evaluation on criteria set forth in the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company's internal control over financial reporting was effective as of July 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended July 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our executive officers and directors and their ages and titles are as follows:

Name	Age	Position
Paul C. Kirkitelos	39	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director
H. Patrick Seale	54	Chief Operating Officer

Set forth below is a brief description of the background and business experience of our executive officers and sole director:

Paul C. Kirkitelos has been our Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer since November 21, 2007 and a member of our Board of Directors since December 24, 2007. Dr. Kirkitelos has 12 years of management consulting, R&D, finance, and operations experience. Dr. Kirkitelos was most recently Chief Operating Officer of Nutragenetics, a nutritional science and product company. Prior to Nutragenetics, he co-founded Rabbitt Capital Management, a hedge fund based on quantitative stock market models. Dr. Kirkitelos also co-founded Web Event Broadcasting, an Internet video company, where he served as CFO. Previously, with the strategic consulting firm McKinsey & Company, Dr. Kirkitelos served high tech and industrial clients on strategy, corporate finance, and operations studies. Prior to McKinsey, Dr. Kirkitelos was the Director of Applications Development at Chromavision Medical Systems, where he managed applications development, supported clinical trials, and managed the FDA approval for the company's cellular evaluation instrument. This regulatory approval was the foundation for the company's successful initial public offering (IPO) on Nasdaq. Dr. Kirkitelos holds M.S. and Ph.D. degrees in Engineering Physics from University of Virginia, where he worked as a Research Fellow with the NASA Goddard Space Flight Center studying the nonlinear dynamics of astrophysical plasma waves. He earned B.S. degrees in both Electrical Engineering and Physics with Highest Distinction from Worcester Polytechnic Institute.

H. Patrick Seale has been our Chief Operating Officer since August 11, 2008. Mr. Seale was previously the President and Executive Vice President of SPI Operations LLC, of Midland, Texas, where he was a founder and spent seven years directing SPI's production and reserve growth. While at SPI, Mr. Seale was responsible for the management and direction of SPI’s engineering, development, production, and field operations. SPI's reserves eventually reached 15 million barrels of oil equivalent (BOE) in ten West Texas projects. SPI achieved its growth through strategic acquisitions of under-producing and under-developed properties with potential for exploitation of both existing wells and proved undeveloped reserves. Prior to his departure, Mr. Seale engineered the sale of a majority interest in SPI's largest project.

Previously, Mr. Seale was Vice President of Engineering for the North American Oil and Gas Unit of NatWest Markets, the corporate and investment banking division of National Westminster Bank, PLC. In this role, Mr. Seale evaluated the economic feasibility of energy projects and helped determine the size of the bank's reserve-based lending facilities for projects throughout the world.

Mr. Seale previously gained international operations and development experience as Vice President of Operations for both Concept Energy Corporation in Colombia and Frontera Resources Corporation in the Republic of Georgia and the Azerbaijan Republic. In these roles he created development and drilling plans, managed production and drilling operations, and worked with international banks and investors to obtain equity and debt financing. He was also Vice President of Engineering for Cabot Oil & Gas Corp. (NYSE: COG), managing the 800 Bcfe reserve base. Mr. Seale began his career with Exxon after graduating with Highest Honors in Petroleum Engineering from the University of Texas at Austin.

Term of Office

Members of our board of directors are appointed to hold office until the next annual meeting of our stockholders or until his or her successor is elected and qualified, or until he or she resigns or is removed in accordance with the provisions of the Nevada Revised Statutes (the “NRS”). Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

Clifton Martin Bloodworth, Jr. was hired as our Operations Manager on October 13, 2008. Mr. Bloodworth is responsible for managing our operations for the Eddy Country Properties. Mr. Bloodworth has more than 31 years of experience in the petroleum industry. His experience includes management and direct supervision of technical and field personnel and operations; production engineering; drilling engineering; reservoir engineering and reserves determination; secondary and tertiary recovery programs and techniques; San Andres waterflood operations in West Texas and New Mexico; production facility design and operation; field production optimization; mergers and acquisitions; and artificial lift design and operation. Mr. Bloodworth previously served as Senior Operations Engineer for Concho Oil & Gas, LLC; Senior Production Engineer for Bass Enterprises Production Co.; Operations Manager for SPI Operations LLC; Area Supervision and Joint Interest Manager of Southwest Royalties Inc.; Operations Engineer for Cross Timbers Operating Co.; and District Manager and District Engineer for Damson Oil Corporation. Mr. Bloodworth began his career with Mobil Oil Corp. after receiving his Bachelor of Science in Petroleum Engineering from Texas Tech University. Mr. Bloodworth is a licensed professional engineer in the State of Texas and a member of the Society of Petroleum Engineers.

Audit Committee and Audit Committee Financial Expert

Dr. Kirkitelos is our sole director. As a result, we do not maintain a separately designated audit committee. As such, our sole director acts as our audit committee. Dr. Kirkitelos does not meet the definition of an “audit committee financial expert.” We believe that the cost related to appointing a financial expert to our Board of Directors at this time is prohibitive. We presently do not have a compensation committee, nomination committee, an executive committee of our Board of Directors.

CODE OF ETHICS

We adopted a Code of Ethics applicable to our principal executive officer and principal financial officer and certain other finance executives, which is a “code of ethics” as defined by applicable rules of the SEC. Our Code of Ethics is attached as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on October 30, 2007. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our principal executive officer and principal financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, other than as described below, no other reports were required for those persons.

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act:

Name and Principal Position	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Paul C. Kirkitelos Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director	Two	Two	None
H. Patrick Seale Chief Operating Officer	One	One	None
Jonathan Moore Former Executive Officer and Former Director	One	One	One
Naomi Moore Former Secretary and Former Director	One	One	One
Michael Heithaus Former Director	One	One	One

ITEM 11.	EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K during the fiscal years ended July 31, 2008 and 2007.

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year Ended July 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Paul C. Kirkitelos(1) CEO, CFO, President, Secretary, Treasurer & Director	2008 2007	$105,000 n/a	$0 n/a	$0 n/a	$0 n/a	$0 n/a	$0 n/a	$0 n/a	$105,000 n/a
H. Patrick Seale(2) Chief Operating Officer	2008 2007	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a
Jonathan Moore(3) Former Executive Officer and Former Director	2008 2007	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0
Naomi Moore(4) Former Secretary and Former Director	2008 2007	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

Notes:
(1)

Dr. Kirkitelos was appointed as our CEO, CFO, President, Secretary and Treasurer on November 21, 2007 and as a Director on December 24, 2007. Pursuant to a verbal agreement, we pay Dr. Kirkitelos $15,000 per month for his services.

(2)	Mr. Seale was appointed as our Chief Operating Officer on August 11, 2008. Pursuant to a verbal agreement, we pay Mr. Seale $15,000 per month for his services.
(3)

Mr. Moore served as our executive officer from October 25, 2005 to November 21, 2007 and as a Director from October 25, 2005 to December 24, 2007. We did not pay any compensation to Mr. Moore. However, for accounting purposes, we recorded in our financial statements the fair value of management services provided to us at no cost as contributed management services.

(4)

Mrs. Moore served as our Secretary until November 21, 2007 and as a Director until December 24, 2007. We did not pay any compensation to Mrs. Moore. However, for accounting purposes, we recorded in our financial statements the fair value of management services provided to us at no cost as contributed management services.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

As at our fiscal year ended July 31, 2008, we had no outstanding equity awards.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

As at July 31, 2008, we did not have any equity compensation plans (including individual compensation arrangements) in place under which our equity securities are authorized for issuance.

Subsequent to our year ended July 31, 2008, we entered into an agreement with an with Mr. Bloodworth, our Operations Manager, pursuant to which we agreed to issue 250,000 shares to him if he successfully discharges his duties and obligations under the employment agreement for a period of one year. The equity compensation arrangement with Mr. Bloodworth has not been approved by our security holders.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 27, 2008 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	Paul C. Kirkitelos Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer Director	46,800,000 (direct)	43.7%
Common Stock	H. Patrick Seale Chief Operating Officer	2,000,000 (direct)	1.9%
Common Stock	All Officers and Directors as a Group (2 persons)	48,800,000	45.6%
5% STOCKHOLDERS

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
Common Stock	Paul C. Kirkitelos Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer Director 111 N. Sepulveda Blvd, Suite 250 Manhattan Beach, CA 90266	46,800,000 (direct)	43.7%
Common Stock	J. Warren Hanson(2) P.O. Box 1348 Artesia, NM 88210	6,930,000 (direct)	6.5%
Common Stock	Kathie Hanson(2) P.O. Box 1348 Artesia, NM 88210	6,930,000 (direct)	6.5%
Common Stock	Everett Willard Gray, II(3) 2002 Bedford Midland, Texas 79701	9,700,000 (Indirect)	9.1%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on October 27, 2008. As of October 27, 2008, there were 107,087,500 shares of our common stock issued and outstanding.

(2)	J. Warren Hanson and Kathie Hanson hold the 6,930,000 shares listed as beneficially owned by them as joint tenants.

(3)	Everett Willard Gray II holds the shares listed as beneficially owned by him indirectly through WS Oil & Gas Limited, a limited partnership controlled by Mr. Gray.

CHANGES IN CONTROL

We are not aware of any further arrangement that might result in a change in control in the future.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

RELATED TRANSACTIONS

Except as disclosed below, none of the following persons has, during the fiscal year, had any material interest, director or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

(a)	any director or officer;

(b)	any proposed nominee for election as a director;
(c)	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to the Company's Common Stock;
(d)	any promoters; or
(e)	any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary.

Acquisition of Eddy County Properties

On July 29, 2008, we completed our acquisition of the Eddy County Properties pursuant to the terms and conditions of the Hanson Energy Agreement. As consideration for the Eddy County Properties, we paid and issued to J. Warren Hanson, doing business as Hanson Energy, and his wife Kathie Hanson the following consideration:

(a)	An aggregate of $5,000,000 in cash;

(b)	An aggregate of 7,000,000 shares of our common stock, issued to Hanson Energy and its nominees; and

(c)	An overriding royalty interest of 2.5% of 8/8 on the oil and gas produced from the Eddy County Properties.

Mr. and Mrs. Hanson are the joint owners of more than 5% of our outstanding common stock.

Diamond Spring Prospect

On April 10, 2008, we entered into the Diamond Springs Letter Agreement with G2 Petroleum, LLC (“G2”), a company which E. Willard Gray (a holder of more than five percent of our common stock) is the managing director, to purchase an interest in an oil and gas prospect covering approximately 3,300 acres located in Fremont County, Wyoming, known as the Diamond Springs Prospect. We have decided to no longer proceed with the acquisition of the Diamond Springs Prospect.

DIRECTOR INDEPENDENCE

Our common stock is quoted on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. There is no member of our Board who is not an executive officer or employee. As a result, we have no independent directors.

As a result of our limited operating history and minimal resources, our management believes that it will have difficulty in attracting independent directors. In addition, we would likely be required to obtain directors and officers insurance coverage in order to attract and retain independent directors. Our management believes that the costs associated with maintaining such insurance is prohibitive at this time.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for the fiscal years ended July 31, 2008 and 2007 for professional services rendered by the principal accountant for the audit of the Corporation’s annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-QSB or Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended July 31, 2008		Year Ended July 31, 2007
Audit Fees	$46,000	(1)	$13,100
Audit-Related Fees	$0		$0
Tax Fees	$0		$0
All Other Fees	$0		$0
Total	$46,000	(1)	$13,100

(1)	An additional $2,438 CDN was billed by our former auditors Morgan & Company, Chartered Accounts during the year ended July 31, 2008 for work related to the review of our financial statements.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

As our sole director, Paul Kirkitelos pre-approves all audit and non-audit services performed by our independent auditors during the fiscal year.

No non-audit services were provided by our independent auditors during the last two fiscal years.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit
Number	Description of Exhibits
2.1	Agreement and Plan of Merger dated April 21, 2008 between Language Enterprises Corp. (as surviving entity) and Doral Energy Corp. (as merging entity) and changing the name of the surviving entity to Doral Energy Corp.(6)
3.1	Articles of Incorporation.(1)
3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 2,500,000,000 shares, par value $0.001 per share (25-for-1 Stock Split).(3)
3.3	Articles of Merger between Language Enterprises Corp. (as surviving entity) and Doral Energy Corp. (as merging entity).(6)
3.4	Bylaws.(1)
10.1	Form of Translator Engagement Agreement.(1)
10.2	Translator Services Agreement with Toro Resources Corp.(1)
10.3	Translator Services Agreement with Magnus International Resources, Inc.(1)
10.4	Jonathan Moore Loan Letter.(1)
10.5	Loan Agreement dated as of March 7, 2008 with Little Bay Consulting SA.(4)
10.6	Letter Agreement dated April 10, 2008 with G2 Petroleum, LLC.(5)
10.7	Purchase and Sale Agreement dated April 25, 2008 with J. Warren Hanson, doing business as Hanson Energy, and his wife Kathie Hanson.(7)
10.8	Loan Agreement between the Company (as borrower) and Green Shoe Investments Ltd. (as lender) dated May 9, 2008 for the amount of $100,000.(8)
10.9	Loan Agreement between the Company (as borrower) and Green Shoe Investments Ltd. (as lender) dated May 23, 2008 for the amount of $150,000.(9)
10.10	Title Work Agreement dated May 12, 2008 with Arena Resources, Inc.(10)
10.11	Amendment Agreement to Share Purchase Agreement dated July 17, 2008 between J. Warren Hanson, doing business as Hanson Energy, his wife Kathie Hanson, and Doral Energy Corp. (formerly Language Enterprises Corp.) (11)
10.12	Loan Agreement dated July 18, 2008 between Doral Energy Corp. and Little Bay Consulting SA. (11)
10.13	Loan Agreement dated July 18, 2008 between Doral Energy Corp. and Green Shoe Investments Ltd. (11)
10.14	Credit Agreement dated July 29, 2008 between Doral Energy Corp. and Macquarie Bank Limited.(12)
10.15	Security Agreement dated July 29, 2008 between Doral Energy Corp. and Macquarie Bank Limited.(12)
10.16	Subordination Agreement dated July 29, 2008 between Doral Energy Corp., Green Shoe Investments Ltd. and Macquarie Bank Limited.(12)
10.17	Subordination Agreement dated July 29, 2008 between Doral Energy Corp., Little Bay Consulting SA and Macquarie Bank Limited.(12)
10.18	Net Profits Overriding Royalty Interest Conveyance dated July 29, 2008 between Doral Energy Corp. and Macquarie Investments, LLC.(12)
10.19	Conversion Agreement dated July 29, 2008 between Doral Energy Corp. and Macquarie Investments, LLC.(12)

Exhibit
Number	Description of Exhibits
10.20	Loan Agreement dated October 3, 2008 between Doral Energy Corp. and Little Bay Consulting SA.(13)
21.1	List of Subsidiaries.
14.1	Code of Ethics.(2)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 filed on September 11, 2006.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended July 31, 2007 filed on October 30, 2007.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on January 9, 2008.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed on March 12, 2008.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed on April 16, 2008.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed on April 28, 2008.
(7)	Filed as an exhibit to our Current Report on Form 8-K filed on May 1, 2008.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed on May 13, 2008.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed on May 21, 2008.
(10)	Filed as an exhibit to our Current Report on Form 8-K filed on May 27, 2008.
(11)	Filed as an exhibit to our Current Report on Form 8-K filed on July 23, 2008.
(12)	Filed as an exhibit to our Current Report on Form 8-K filed on August 4, 2008.
(13)	Filed as an exhibit to our Current Report on Form 8-K filed on October 22, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DORAL ENERGY CORP.

Date:	October 29, 2008	By:	/s/ Paul C. Kirkitelos
PAUL C. KIRKITELOS
Chief Executive Officer, Chief Financial Officer,
President, Secretary, Treasurer
(Principal Executive Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	October 29, 2008	By:	/s/ Paul C. Kirkitelos
PAUL C. KIRKITELOS
Chief Executive Officer, Chief Financial Officer,
President, Secretary, Treasurer and Director