Form 10-Q
period 2008-10-31
Doral Energy Corp.
filed 2008-12-22
CIK 1373485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ________

COMMISSION FILE NUMBER 000-52738

DORAL ENERGY CORP.
(Exact name of registrant as specified in its charter)

NEVADA	98-0555508
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

415 West Wall, Suite 500
Midland, TX	79701
(Address of principal executive offices)	(Zip Code)

(432) 789-1180
(Registrant's telephone number, including area code)

111 N. Sepulveda Blvd., Suite 250, Manhattan Beach, CA 90266
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of December 16, 2008, the Registrant had 107,337,550 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying consolidated unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended October 31, 2008 are not necessarily indicative of the results that can be expected for the year ending July 31, 2009.

As used in this Quarterly Report on Form 10-Q, the terms "we,” "us,” "our,” “Doral Energy” and the “Company” mean Doral Energy Corp. and its subsidiaries unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Doral Energy Corp.
Consolidated Balance Sheets
October 31, 2008 and July 31, 2008
(Unaudited)

	October 31,
	2008	July 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$165,846	$54,500
Accounts receivable, net of allowance for doubtful accounts of $-	201,382	-
Restricted cash – note proceeds restricted as to use	210,539	566,960
Current derivative asset	626,266	-
Current portion of deferred financing cost	57,091	-
Prepaid insurance and other	64,455	65,676
Total current assets	1,325,579	687,136

Oil and gas properties – Proved, using full cost method of accounting, net of accumulated depreciation, depletion and amortization of $60,614 and $-,
respectively	15,179,992	14,715,992
Derivative asset	811,794	-
Deferred financing cost, net of current portion	106,299	58,040
Office equipment, net of depreciation	33,655	104
Security deposit	15,001	1,105

Total assets	$17,472,320	$15,462,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$646,863	$201,947
Accounts payable – related party	80,919	50,919
Accrued interest payable	16,673	9,943
Current deferred income tax	219,193	-
Other current liabilities	10,735	8,442
Total current liabilities	974,383	271,251

Notes payable, net of discount of $5,251,406 and $5,300,000, respectively	868,594	620,000
Asset retirement obligation	938,318	918,902
Deferred income tax	219,445	-
Total liabilities	3,000,740	1,810,153

STOCKHOLDERS’ EQUITY
Common shares, $0.001 par value, 2,500,000,000 shares authorized,
107,337,550 and 107,327,500 issued and outstanding, respectively	107,338	107,328
Additional paid-in capital	14,172,038	14,167,023
Retained earnings (deficit)	192,204	(622,127)
Total stockholders’ equity	14,471,580	13,652,224

Total liabilities and stockholders’ equity	$17,472,320	$15,462,377

The accompanying notes are an integral part of these consolidated financial statements.

Doral Energy Corp.
Consolidated Statements of Operations
For the three months ended October 31, 2008 and 2007
(Unaudited)

	2008	2007
Revenue - oil and gas sales	$652,256	$-
Expenses:
Operating costs	279,422	-
Production taxes	60,330	-
Depreciation, depletion, and amortization	62,682	36
Accretion expense	19,416	-
General and administrative	287,019	35,727
Total expense	708,869	35,763
Loss from operations	(56,613)	(35,763)
Other expense:
Interest expense	(172,702)	-
Price risk management activities	1,482,284	-
Income (loss) before income taxes	1,252,969	(35,763)
Income tax expense	438,638	-
Net income (loss)	$814,331	$(35,763)
Other comprehensive income – Foreign currency translation adjustment	-	(53)
Comprehensive loss	$814,331	$(35,816)
Net income (loss) per share:
Basic and diluted	$0.01	$(0.00)
Weighted average shares outstanding:
Basic and diluted	107,327,500	100,087,500

The accompanying notes are an integral part of these consolidated financial statements.

Doral Energy Corp.
Consolidated Statements of Cash Flows
For the three months ended October 31, 2008 and 2007
(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$814,331	$(35,763)
Adjustments to reconcile net income (loss) to cash used by operating activities:
Depreciation, depletion, amortization and accretion	82,098	36
Amortization of debt discount and deferred financing costs	69,597	-
Unrealized gain on derivative instruments, net	(1,438,060)	-
Contribution of rent and salary	-	10,500
Changes in operating assets and liabilities:
Accounts receivable	(201,382)	-
Prepaid expenses and other current assets	1,221	-
Deposits	(13,896)	-
Accounts payable	(18,492)	19,238
Accounts payable – related party	30,000	-
Other current liabilities	2,293	-
Deferred tax liabilities	438,638	-
NET CASH USED BY OPERATING ACTIVITIES	(233,652)	(5,989)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(35,619)	-
Additions to oil and gas properties	(61,206)	-
CASH FLOWS USED IN INVESTING ACTIVITIES	(96,825)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Amounts due to related party	-	(4,277)
Proceeds from issuance of notes payable, gross	200,000	-
Deferred financing costs incurred	(119,623)	-
Change in note proceeds restricted as to use	356,421	-
Proceeds from sale of common stock	5,025	-
CASH FLOWS PROVIDED BY (USED IN)FINANCING ACTIVITIES	441,823	(4,277)

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	111,346	(10,266)
Effect of unrealized exchange rate changes	-	(53)
Cash and cash equivalents, beginning of period	54,500	31,268
Cash and cash equivalents, end of period	$165,846	$20,949

Supplemental disclosures of cash flow information:
Interest paid	$103,105	$-
Income taxes paid	$-	$-

Non cash investing and financing activities:
Purchase price adjustment payable	$463,408	$-

The accompanying notes are an integral part of these consolidated financial statements

Doral Energy Corp.
Notes to Unaudited Consolidated Financial Statements `

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Doral Energy Corp. (the “Company” or “Doral”) was incorporated under the laws of Nevada, USA, on October 25, 2005. Our principal executive offices are in Midland, Texas.

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

Interim financial statements

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s audited financial statements for the fiscal period ended July 31, 2008 as filed on Form 10-K. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s audited financial statements for the fiscal period ended July 31, 2008, has been omitted. The results of operations for the three-month period ended October 31, 2008 are not necessarily indicative of results for the entire year ending July 31, 2009.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the Securities and Exchange Commission Act 1934.

Until July 31, 2008, Doral was an exploration stage company. Effective August 1, 2008, Doral began earning revenue from its proved properties and left the exploration stage.

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

Cash and cash equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At October 31, 2008 and July 31, 2008, the Company had no cash equivalents. Doral may, in the normal course of operations, maintain cash balances in excess of federally insured limits. As of October 31, 2008, there were no cash balances in excess of federally insured limits.

Restricted cash – note proceeds restricted as to use

At October 31, 2008, Doral has $210,539 of restricted cash. The restricted cash represents proceeds from the revolving loan payable to Macquarie (See Note 4.) which are restricted as to use under the terms of the credit agreement. These funds may be used to pay lease operating expenses, note interest, certain fees associated with obtaining the note and certain general and administrative expenses.

Deferred financing cost

In connection with debt financing, Doral paid $177,623 in fees. These fees were recorded as deferred financing costs and are being amortized over the life of the loans using the straight-line method which approximates the effective interest method as the majority of the principal amounts on the debt financings are due at maturity.

Concentrations of Credit Risk

All of the Company’s receivables are due from oil and natural gas purchasers. The Company sold over 99% of its oil and natural gas production to two customers during the three months ended October 31, 2008.

Revenue and cost recognition

Doral uses the sales method to account for sales of crude oil and natural gas. Under this method, revenues are recognized based on actual volumes of oil and gas sold to purchasers. The volumes sold may differ from the volumes to which Doral is entitled based on the interest in the properties. These differences create imbalances which are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves. No imbalances were required to be recorded at October 31, 2008. Costs associated with production are expensed in the period incurred.

Derivatives

Derivative financial instruments, utilized to manage or reduce commodity price risk related to Doral’s production, are accounted for under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and for Hedging Activities”, and related interpretations and amendments. Under this statement, derivatives are carried on the balance sheet at fair value. Effective August 2008 if the derivative is not designated as a hedge, changes in the fair value are recognized in other income (expense).

The Company adopted Financial Accounting Standards Board (FASB) Staff Position (FSP) FASB Interpretation (FIN)No. 39-1, "Amendment of FASB Interpretation No. 39," (FSP FIN No. 39-1) which effectively amends FIN No. 39, "Offsetting of Amounts Related to Certain Contracts." FSP FIN No. 39-1 permits the netting of fair values of derivative assets and liabilities for financial reporting purposes, if such assets and liabilities are with the same counterparty and subject to a master netting arrangement. Doral has elected to employ net presentation of derivative assets and liabilities when FSP FIN No. 39-1 conditions are met. FSP FIN No. 39-1 also requires that when derivative assets and liabilities are presented net, the fair value of the right to reclaim collateral assets (receivable) or the obligation to return cash collateral (payable) is also offset against the net fair value of the corresponding derivative. The Company routinely exercises its contractual right to net realized gains against realized losses when settling with its swap and option counterparties. At October 31, 2008, derivative assets include the net market value of derivative assets and liabilities due to the right of offset in the settlement of these contracts.

New Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, (SFAS 162), which identifies a consistent framework for selecting accounting principles to be used in preparing financial statements for nongovernmental entities that are presented in conformity with United States generally accepted accounting principles (GAAP). The current GAAP hierarchy was criticized due to its complexity, ranking position of FASB Statements of Financial Accounting Concepts and the fact that it is directed at auditors rather than entities. SFAS 162 will be effective 60 days following the United States Securities and Exchange Commission’s (SEC’s) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The FASB does not expect that SFAS 162 will result in a change in current practice, and the Company does not believe that SFAS 162 will have an impact on operating results, financial position or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 161 requires entities to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged but not required. SFAS 161 will be effective for the Company on August 1, 2009. SFAS 161 also requires entities to disclose more information about the location and amounts of derivative instruments in financial statements how derivatives and related hedges are accounted for under SFAS 133 and how the hedges affect the entity’s financial position, financial performance, and cash flows. The Company is currently evaluating whether the adoption of SFAS 161 will have an impact on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS 141, “Business Combinations”, however it retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) requires an acquirer to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, be measured at their fair values as of that date, with specified limited exceptions. Changes subsequent to that date are to be recognized in earnings, not goodwill. Additionally, SFAS 141 (R) requires costs incurred in connection with an acquisition be expensed as incurred. Restructuring costs, if any, are to be recognized separately from the acquisition. The acquirer in a business combination achieved in stages must also recognize the identifiable assets and liabilities, as well as the noncontrolling interests in the acquiree, at the full amounts of their fair values. SFAS 141(R) is effective for business combinations occurring in fiscal years beginning on or after December 15, 2008. The Company will apply the requirements of SFAS 141(R) upon its adoption on August 1, 2009 and is currently evaluating whether SFAS 141(R) will have an impact on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS 159, a company may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a remeasurement event that gives rise to new-basis accounting. The decision about whether to elect the fair value option is applied on an instrument-by-instrument basis, is irrevocable and is applied only to an entire instrument and not only to specified risks, cash flows or portions of that instrument. SFAS No. 159 does not affect any existing accounting standards that require certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. Doral adopted SFAS No. 159 effective August 1, 2008 and did not elect the fair value option for any existing eligible items.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delays the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. These non-financial items include assets and liabilities such as non-financial assets and liabilities assumed in a business combination, reporting units measured at fair value in a goodwill impairment test and asset retirement obligations initially measured at fair value. Effective August 1, 2008, Doral adopted SFAS 157 for fair value measurements not delayed by FSP FAS No. 157-2. The adoption resulted in additional disclosures as required by the pronouncement (See Note 9 –Fair Value Measurements) related to our fair value measurements for oil and gas derivatives but no change in our fair value calculation methodologies. Accordingly, the adoption had no impact on our financial condition or results of operations.

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

The Eddy County Properties consist of approximately 7,800 acres and are located along the Artesia-Vacuum Trend near the northwestern edge of the Permian Basin. As a result of the acquisition of the Eddy County Properties, Doral currently holds a 100% working interest and an average of a 74.7% net revenue interest in 55 of the 66 leases. In addition, the Company holds an average of an 84.4% working interest and an average of a 67.1% net revenue interest in the remaining 11 leases. Doral’s leasehold rights vary between leases, but they generally extend from the surface to approximately 3,500 feet in depth. Doral will be entitled to production from the Eddy County Properties beginning August 1, 2008.

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

(c)	Upon closing, $4,750,000 in cash and 6,500,000 shares of our common stock, and an overriding royalty interest of 2.5% of 8/8 on the oil and gas produced from the Assets; and

(d)	On November 24, 2008, $463,408 in cash as a final purchase price adjustment.

The total purchase price was as follows:

Cash paid to Hanson Energy	$5,000,000
Common stock issued to Hanson Energy (7,000,000 shares
valued at $2.00 per share based on last traded stock price)	14,000,000
Cash paid for other acquisition costs	97,090
Asset retirement obligation incurred	918,902
Total purchase price	$20,015,992
Less: Net profits overriding royalty interest	(5,300,000)
Net purchase price	$14,715,992

The total purchase price was allocated to proved oil and gas properties, as this was the only asset purchased.

The following table reflects selected pro forma financial information as if the acquisition of the Eddy County Properties had occurred as of the beginning of each of the period ended October 31, 2007:

Three months ended October 31, 2007
Revenues – oil and gas	$540,175
Net Loss	$(251,718)
Loss per share	$(0.00)

The pro forma financial information above includes the actual results of Doral for the three months ended October 31, 2007 adjusted by the following:

  Revenue and direct operating expenses of the Eddy County Properties for the three months ended October 31, 2007;
  Incremental depreciation, depletion and accretion expense, using units of production method, resulting from the purchase of the Eddy County Properties;
  Estimated increase in general and administrative expense as a result of the purchase of the Eddy County Properties;
  Interest expense and amortization of deferred financing costs; and
  Shares issued for the acquisition of the Eddy County Properties.

Oil and gas properties

Doral recognized depletion expense of $60,614 during the three months ended October 31, 2008.

NOTE 4 – ASSET RETIREMENT OBLIGATION

Asset retirement obligation activity for the three months ended October 31, 2008 is as follows:

Amount
Asset retirement obligations, beginning of period	$918,902
Accretion expense	19,416
Asset retirement obligations, end of period	$938,318

NOTE 5 – NOTES PAYABLE

Little Bay Notes Payable

During October 2008, Doral borrowed $200,000 from Little Bay Consulting SA. The loans are unsecured, carry an annual interest rate of 5.0%, and are due October 1, 2010.

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

The Term Loan and the Revolving Loan are secured by all of the assets of the Company. Interest accrued on the Term Loan and the Revolving Loan is payable monthly beginning on September 20, 2008. The Credit Agreement requires that Doral must pay 100 percent of net operating cash flow to Macquarie monthly beginning on September 20, 2008. This payment will be applied first to accrued interest and fees, second to principal on the Term Loan and last to principal on the Revolving Loan. At October 31, 2008, the applicable interest rate under the Term Loan and the Revolving Loan was 8.75% and 5.25%, respectively. The effective interest rates on the Term and Revolving Loans combined is approximately 130%.

Provided that the Company submits a Development Plan (as such term is defined in the Credit Agreement) acceptable to Macquarie (at its sole discretion) by January 15, 2009, the Credit Agreement will mature on July 30, 2011. In the event the Company fails to submit an acceptable Development Plan to Macquarie, the maturity date will be accelerated to July 30, 2009.In connection with the Credit Agreement, Doral granted Macquarie a net profits overriding royalty interest (“NPORRI”) in the Eddy County Properties. Beginning on the maturity date of the Credit Agreement (July 30, 2011), or earlier if all amounts advanced under the Credit Agreement are repaid before July 30, 2011,Doral will pay Macquarie 35% of its net profits on the Eddy County Properties. After Macquarie has received $5,000,000 this percentage will drop to 20% in perpetuity. Doral has valued the NPORRI at $21,874,740 based on the projected cash flow from the Eddy County Properties discounted at 25%. As a result Doral has recorded a discount of $5,300,000 on the Term and Revolving loans with a corresponding reduction in proved oil and gas properties.

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

In November 2008, we borrowed an additional $463,408 under the Credit Agreement in order to pay the additional purchase price adjustment for the acquisition of the Hanson Properties. This amount was included in accounts payable at October 31, 2008.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

From time to time Doral may become involved in litigation in the ordinary course of business. At the present time the Company’s management is not aware of any such litigation.

The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. We maintain insurance coverage, which we believe is customary in the industry, although we are not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of October 31, 2008, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company’s properties.

NOTE 7 – STOCKHOLDERS’ EQUITY

In June 2008, Doral completed a private placement of 240,000 shares of common stock at a price of $0.50 per share and received total cash proceeds of $120,000. These shares were issued in November 2008.

In August 2008, Doral completed a private placement of 10,050 shares of common stock at a price of $0.50 per share and received total cash proceeds of $5,025. These shares were issued in November 2008.

In December, 2008, Doral’s Board of Directors approved a 1-for-6.25 reverse split of our common stock. The reverse split is expected to become effective January 12, 2009. However the reverse split may be further amended or terminated by our Board of Directors at any time prior to the effective date. The effect of this reverse split has not been reflected in the accompanying financial statements pending the receipt of final approval for the reverse split from the NASD and due to the uncertainty in the final conversion rate.

NOTE 8 – RELATED PARTY TRANSACTIONS

October 31, 2008, Doral had accounts payable to the Chairman of the Board and former CEO of the Company in the amount of $80,919. These amounts represent unpaid salary and expense reimbursements.

NOTE 9 – DERIVATIVE INSTRUMENTS AND PRICE RISK MANAGEMENT ACTIVITIES

On August 6, 2008, in accordance with a requirement of the Credit Agreement, Doral entered into a Costless Collar with Macquarie. The net effect of the costless collar is that if the monthly average price of NYMEX WTI Crude Oil futures drops below $100 per barrel, the Company effectively receives $100 for each barrel of production covered by the costless collar. If the NYMEX WTI Crude Oil futures price rises above $131 per barrel, the Company receives $131 per barrel for each barrel of production covered by the costless collar. The result is a “floor” on the price of $100 and a “ceiling” of $131.

The number of barrels of production covered by the costless collar for production months through July 2011 is:

Aug 2008 - Dec 2008:1,900 barrels per month

Jan 2009 - Dec 2009: 1,700 barrels per month
Jan 2010 - Dec 2010: 1,600 barrels per month
Jan 2011 - Jul 2011: 1,400 barrels per month

SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of each derivative is recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. To make this determination, management formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed, and a description of the method of measuring effectiveness. This process includes linking all derivatives that are designated as cash-flow hedges to specific cash flows associated with assets and liabilities on the balance sheet or to specific forecasted transactions.

Based on the above, management has determined the collars noted above do not qualify for hedge accounting treatment. For the three months ended October 31, 2008, Doral recognized a derivative asset of $1,438,060 with the change in fair value reflected in other income (expense). Realized hedge gains totaled $44,224 for the three months ended October 31, 2008.

NOTE 10 – FAIR VALUE MEASUREMENTS

Doral’s commodity derivatives are measured at fair value in the financial statements. Doral’s financial assets and liabilities are measured using input from three levels of the fair value hierarchy. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

Level 1 –	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that Doral has the ability to access at the measurement date.

Level 2 –

Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 –

Unobservable inputs reflect Doral’s judgments about the assumptions market participants would use in pricing the asset of liability since limited market data exists. Doral develops these inputs based on the best information available, using internal and external data.

The following table presents Doral’s assets and liabilities recognized in the balance sheet and measured at fair value on a recurring basis as of October 31, 2008:

	Input Levels for Fair Value Measurements
Description	Level 1	Level 2	Level 3	Total
Assets:
Commodity derivatives	$-	$1,438,060	$-	$1,438,060
	$-	$1,438,060	$-	$1,438,060

The fair value of commodity derivatives is determined using forward price curves derived from market price quotations, externally developed and commercial models, with internal and external fundamental data inputs. Market price quotations are obtained from independent energy brokers and direct communication with market participants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report constitute "forward-looking statements.” These statements, identified by words such as “plan,” "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the heading “Risk Factors” and elsewhere in this Quarterly Report. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents, particularly our Annual Reports, Quarterly Reports and Current Reports, we file from time to time with the United States Securities and Exchange Commission (the “SEC”).

OVERVIEW

We are an oil and gas exploration and development company. Our plan is to acquire producing properties with strong proven reserves and considerable undrilled inventory that can be explored and developed with reasonable levels of forward risk. Currently, we hold a working interest in 66 producing oil fields and 186 wells in and around Eddy County, New Mexico (the “Eddy County Properties”).

Recent Corporate Developments

The following significant developments occurred since the completion of our fiscal year ended July 31, 2008:

1.

On November 20, 2008, we issued 250,050 shares of our common stock at a price of $0.50 per share for total proceeds of $125,025. The private placement was completed pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933 (the “Securities Act”) solely to accredited investors. The proceeds from the sale of these shares was received in June and August 2008.

2.	On November 24, 2008, we paid $463,408 as the final purchase price adjustment for the Eddy County Properties. This amount was included in accounts payable at October 31, 2008.

3.

On December 10, 2008, H. Patrick Seale and Everett Willard Gray II were appointed to our Board of Directors. In addition, Mr. Gray was appointed as our Chief Executive Officer, Mr. Seale was appointed as our President and Paul C. Kirkitelos, Ph. D. was appointed as Chairman of the Board. Dr. Kirkitelos continues to act as our Chief Financial Officer, Treasurer, Secretary and Mr. Seale continues to act as our Chief Operating Officer. We believe that this restructuring of our management team will better position us for future growth.

4.

On December 10, 2008, our Board of Directors approved a 1-for-25 reverse split of our common stock. Our Board of Directors believes that tightening our capital structure will assist us in our efforts to obtain additional financing. However, upon further reflection, our Board of Directors realized that a 1-for-25 reverse split, and the resulting small number of shares that would be then outstanding, could result in a lack of liquidity for our stockholders. As a result, our Board of Directors has decided to amend the terms of the reverse split to a 1-for-6.25 reverse split, which we believe will satisfy our goals of creating a more attractive capital structure for future investors, while still allowing some liquidity for our existing stockholders. Upon completion of the reverse split, stockholders will own 1 share of our common stock for every 6.25 shares owned prior to the reverse split and our authorized capital will be decreased from 2,500,000,000 shares of common stock, par value $0.001 per share to 400,000,000 shares of common stock, par value $0.001 per share. The reverse split is expected to become effective January 12, 2009. However, the reverse split may be further amended or terminated by our Board of Directors at any time prior to the effective date.

PLAN OF OPERATION

We are an early stage company engaged in the acquisition, development and operation of prospective and producing oil and gas properties, interests in oil and gas joint ventures, and other activities in the oil and gas industry. Our goal is to focus on the acquisition of producing properties with strong proven reserves and considerable undrilled inventory that can be explored and developed with reasonable levels of forward risk. Our strategy involves finding acquisitions that can be paid for with a combination of cash and shares of our common stock, with an emphasis toward minimizing the cash outlay. The Permian Basin of Texas and New Mexico is a geographic area of particular interest to us in seeking future acquisitions, due both to the successful history of the region in oil and gas production, and to the fact that our principal executive offices are located in the heart of the Permian Basin in Midland, Texas.

Our initial plan to increase the production of the Eddy County Properties consists of a work program focused on increasing production from existing wells through improvements to existing facilities. We believe that this improvement program will increase production incrementally, even while work is being carried out sequentially on various wells. We anticipate that this work program will include inspection and evaluation of existing wells, pumping units, and production facilities to insure proper operational integrity; testing of all wells to ascertain accurate daily oil, gas, and water production rates; performing mechanical repair job workovers to restore any wells to production that are found to be off-production; carrying out well repair and clean-out workovers which will include well chemical treatments and/or acid stimulations to restore wells to higher prior production rates; and implementing improvements in downhole pump designs and production facility equipment and piping to increase operational efficiencies.

We have begun the first stage of this work program, and with expenditures of approximately $111,000, we have generated additional production of approximately 34 barrels of oil per day (BOPD), in excess of the 120 BOPD that were being produced prior to commencement of the program. The work program is being funded through subsequent advances from Macquarie Bank Limited (“Macquarie”) under our $50,000,000 Senior First Lien Secured Credit Agreement (the “Credit Agreement”). In order to obtain additional advances from Macquarie, we are required to submit detailed plans for Macquarie’s approval.

In addition to increasing production through improvements on existing wells, we also plan to create additional value by implementing an infill development drilling program on the Eddy County Properties. The current producing wells have been drilled on 40 acre well spacing. By carrying out an infill development drilling program to redevelop the leases on 20 acre well spacing, we anticipate that we will increase production from the Eddy County Properties. Offset operators in this area over the past 20 to 30 years have successfully performed infill drilling programs such as this with very good success, accessing and developing oil and gas reserves that would not have been produced otherwise by the wells drilled on 40 acre spacing patterns. We have identified over 250 potential 20 acre infill locations on the Eddy County Properties, and 166 of these locations have been classified as proved undeveloped locations in our current in-house reserves. An infill development program for the Eddy County Properties is expected to take several years to complete.

Our engineers and geologists are currently working with Macquarie’s engineers and geologists to develop an initial infill development drilling program for the Eddy County Properties (the “Infill Development Plan”). The selection and timing of individual wells to be drilled under the Infill Development Plan will be made based on: (i) new geological structure and net pay maps of the pay zones being prepared; (ii) the quality of current producing wells on the lease including both cumulative production to-date and estimated ultimate recovery from target reservoirs; (iii) the presence of previously undeveloped and un-produced intervals in target pay zones present on the lease; (iv) volumetric reserve calculations where appropriate; (v) the status of lease production facilities and capacities; and (vi) access to gas sales markets for casinghead gas production. We had submitted a draft Infill Development Plan to Macquarie for their approval in November 2008. However, due to the precipitous decline in oil and gas prices in recent months, we are in the process of working with Macquarie to revise the proposed Infill Development Plan. Based on current commodities prices, we could decide to delay the Infill Development Plan for the Eddy County Properties indefinitely. However, if we decide not to proceed with an Infill Development Plan for the Eddy County Properties at this time, or if we are unable to reach an agreement with Macquarie on an Infill Development Plan for the Eddy County Properties, the maturity date for the amounts owed to Macquarie under the Credit Agreement could be accelerated. See “Liquidity and Capital Resources.”

In carrying out our plan of operation for the remainder of our July 31, 2009 fiscal year, we have budgeted for following amounts:

Budget During the Next Twelve Months
Amount
Drilling and Development	$3,480,000
Lease Operating Expenses & Taxes	$1,355,000
Salaries	$1,069,000
Professional Fees (Legal, Accounting, Technical)	$732,000
Other General & Administrative Expenses	$755,000
Interest Expense	$511,000
Total	$7,902,000

As of October 31, 2008, we had a working capital surplus of $351,196. Based on our current estimated revenues from the Eddy County Properties, we will need to acquire additional financing through the sale of our common stock or obtain additional advances on our credit facility with Macquarie in order to complete our plan of operation. See “Liquidity and Capital Resources,” below.

RESULTS OF OPERATIONS

Three Months Summary

	Three Months Ended October 31,		Percentage
	2008	2007	Increase / (Decrease)
Revenues	$652,256	$-	n/a
Expenses	(708,869)	(35,763)	1,882.1%
Interest Expense	(172,702)	-	n/a
Price Risk Management	1,482,284	-	n/a
Activities
Income tax expense	(438,638)		n/a
Net Income (Loss)	$814,331	$(35,763)	2,377.0%

Revenues

During the fiscal quarter ended October 31, 2008 we recognized revenues from the sale of crude oil and natural gas of $652,256. Revenues recognized from the Eddy County Properties were significantly higher than those recognized for the three months ended October 31, 2007 by the previous operators, Hanson Energy. See Note 3 to the unaudited financial statements included in this Quarterly Report. We believe that the primary reason that revenues were lower for the three months ended October 31,

2007 is that the average price of crude oil was significantly higher during the three months ended October 31, 2008. Revenues from the sale of oil and gas are recognized based on the actual volume of oil and gas sold to purchasers. Although we have begun to incrementally increase production from the Eddy County Properties by making improvements to existing well facilities, our revenues are also subject to fluctuations in the market price of crude oil and natural gas. Subsequent to our October 31, 2008 quarter end, there have been significant decreases in the price of crude oil and natural gas. Although we have entered into hedging positions that provide us with partial protection against price decreases, prolonged downturns in the price of crude oil and natural gas will have an adverse effect on our revenues. See “Risk Factors.”

Under the terms of the Credit Agreement, we will be required to, on a monthly basis, pay to Macquarie 100% of our net operating cash flows from all sources (including, but not limited to the Eddy County Properties) less an allocated amount for our general and administrative expenses, until all amounts advanced under the Credit Agreement have been repaid. The amount allocated for our general and administrative expenses is equal to $125,000 per month up to March 31, 2009, and thereafter will be equal to 10% of our net operating cash flows for the month. The amounts paid to Macquarie will be applied to interest and principal payable under the Credit Agreement.

Expenses

Our expenses for the fiscal quarters ended October 31, 2008 and 2007 consisted of the following:

	Three Months Ended October 31,		Percentage
	2008	2007	Increase / (Decrease)
Operating Costs	$279,422	$-	n/a
Production Taxes	60,330	-	n/a
Depreciation, Depletion, and	62,682	36	174,016.7%
Amortization
Accretion Expense	19,416	-	n/a
General Administrative	287,018	35,727	703.4%
Total Operating Expenses	$708,869	$35,763	1,931.2%

Our expenses for the fiscal quarter ended October 31, 2008 increased substantially as compared to the same fiscal quarter ended October 31, 2007. Operating costs are the costs associated with our oil and gas production activities for the period. Production taxes are severance and ad valorem taxes payable in respect of the oil and gas production from our properties.

Our expenses for the fiscal quarter ended October 31, 2007 were significantly lower as we had little to no operations during that period. Expenses for the period ended October 31, 2008 are expected to be more indicative of our future expenses. However, expenses in future periods may be significantly greater depending upon the extent of any developmental activities that we engage in on our properties.

Price Risk Management Activities

We have entered into a “costless collar” hedging position, which provides us with partial protection against variations in the price of crude oil. The net effect of the costless collar is to set a floor of $100 on the price to be received for each barrel of production covered and a ceiling of $131 for each barrel of production covered. The number of barrels of our production covered by the costless collar for production months through July 2011 is as follows:

Aug 2008 - Dec 2008: 1,900 barrels per month
Jan 2009 - Dec 2009: 1,700 barrels per month
Jan 2010 - Dec 2010: 1,600 barrels per month
Jan 2011 - Jul 2011: 1,400 barrels per month

During the fiscal quarter ended October 31, 2008, we recognized a derivative asset of $1,438,060 and hedge gains totaling $44,224.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

			Percentage
	At October 31, 2008	At July 31, 2008	Increase / (Decrease)
Current Assets	$1,325,579	$687,136	92.9%
Current Liabilities	(974,383)	(271,251)	259.2%
Working Capital (Deficit)	$351,196	$415,885	(15.6)%

Cash Flows

	Three Month Ended	Three Month Ended
	October 31, 2008	October 31, 2007
Cash Flows Used in Operating Activities	$(233,652)	$(5,989)
Cash Flows Used in Investing Activities	(96,825)	--
Cash Flows From Financing Activities	441,823	(4,277)
Net Increase (Decrease) in Cash During Period	$111,346	$(10,266)

As at October 31, 2008, we had a working capital surplus of $351,196. Although the Eddy County Properties generate cash flows, under the terms of our Credit Agreement with Macquarie, until we have repaid all amounts advanced by Macquarie, we will be required to pay Macquarie 100% of our net operating cash flows from all sources, less an allocated amount for our general administrative expenses. As such, until such time as we have repaid all amounts advanced to us by Macquarie, we expect that our primary sources of financing will be additional advances from Macquarie under the Credit Agreement, other forms of debt financing, and proceeds from the sale of our common stock. However, there is no assurance that we will be able to obtain additional financing from these or any other sources in the future. If we sell additional shares of our common stock, existing stockholders will experience a dilution of their proportionate interests in our Company.

During the fiscal quarter ended October 31, 2008, we entered into a loan agreement with Little Bay Consulting SA (“Little Bay”), dated as of October 3, 2008, for an aggregate sum of $200,000. Under the terms of the loan agreement, we agreed to pay interest to Little Bay at a rate of 5% per annum. The loan from Little Bay is unsecured and repayable by October 1, 2010.

Macquarie Credit Agreement

Under the terms of the Credit Agreement, Macquarie has agreed to provide us with: (i) a maximum of $25,000,000 under a revolving loan (the “Revolving Loan”); and (ii) a maximum of $25,000,000 under a term loan (the “Term Loan”). Upon closing, Macquarie advanced us $2,500,000 under the Revolving Loan and $2,800,000 under the Term Loan. These advances were subject to an upfront advance fee of 1.00% of the total amount advanced. The advances were used to fund our acquisition of the Eddy County Properties and for working capital purposes. Future advances are subject to prior approval by Macquarie, and we are required to submit to Macquarie an estimate of expenses for work to be performed on our properties.

Under the terms of the Credit Agreement, we are required to reach an agreement with Macquarie on an infill development program for the Eddy County Properties. The original deadline for reaching this agreement was the end of November, however Macquarie has agreed to extend the deadline until

January 16, 2009. If we are not able to reach an agreement with Macquarie on an infill development plan, the maturity date for the amounts advanced will accelerate from July 30, 2011 to July 30, 2009. In addition, Macquarie has agreed to forbear taking any action with respect to our not meeting the minimum cash flow and minimum sales volume requirements for the fiscal quarter ended October 31, 2008 until January 16, 2009. We are currently working with Macquarie to resolve this issue. However, if we are not able to reach an accommodation with Macquarie, Macquarie could deem us to be in default of our obligations under the Credit Agreement, in which case the amounts owed by us would become immediately due and payable.

Private Placement Offering

In May 2008, our Board of Directors approved a private placement offering (the “Offering”) of up to 3,000,000 shares of our common stock at a price of $0.75 per share to be made solely to persons who qualify as accredited investors as that term is defined under Regulation D promulgated under the Securities Act of 1933 (the “Securities Act”). On September 12, 2008, we reduced the offering price to $0.50 per share and increased the total number of shares available under the offering to 4,500,000 shares. On November 20, 2008, we issued 250,050 shares of our common stock under the Offering for total proceeds of $125,025. The proceeds from the sale of these shares were received by us in June and August 2008. We do not intend to register the Offering under the Securities Act and any shares issued under the Offering may not be reoffered or resold in the United States absent an effective registration under the Securities Act or an applicable exemption from the registration requirements. There is no minimum number of shares to be sold under the Offering, and there are no assurances that we will be able to sell any additional shares under the Offering.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements presented with this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at October 31, 2008, and for all periods presented in the attached financial statements, have been included. Interim results for the three months ended October 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

Our significant accounting policies are disclosed at Note 2 to the unaudited financial statements included in this Quarterly Report.

Derivatives

Derivative financial instruments, utilized to manage or reduce commodity price risk related to our production, are accounted for under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and for Hedging Activities”, and related interpretations and amendments. Under this statement, derivatives are carried on the balance sheet at fair value. Effective August 2008, if the derivative is not designated as a hedge, changes in the fair value are recognized in other income (expense).

We adopted Financial Accounting Standards Board (FASB) Staff Position (FSP) FASB Interpretation (FIN)No. 39-1, "Amendment of FASB Interpretation No. 39," (FSP FIN No. 39-1) which effectively amends FIN No. 39, "Offsetting of Amounts Related to Certain Contracts." FSP FIN No. 39-1 permits the netting of fair values of derivative assets and liabilities for financial reporting purposes, if such assets and liabilities are with the same counterparty and subject to a master netting arrangement. We have elected to employ net presentation of derivative assets and liabilities when FSP FIN No. 39-1 conditions are met. FSP FIN No. 39-1 also requires that when derivative assets and liabilities are presented net, the fair value of the right to reclaim collateral assets (receivable) or the obligation to return cash collateral (payable) is also offset against the net fair value of the corresponding derivative.

We routinely exercise our contractual right to net realized gains against realized losses when settling with our swap and option counterparties. At October 31, 2008, derivative assets include the net market value of derivative assets and liabilities due to the right of offset in the settlement of these contracts.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period ended October 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our success depends largely upon the efforts, abilities, and decision-making of Dr. Paul C. Kirkitelos, Chairman of our Board and our Chief Financial Officer, Treasurer and Secretary, Mr. Everett Willard Gray II, our Chief Executive Officer, and Mr. H. Patrick Seale, our President and Chief Operating Officer. The loss of these individuals would have an adverse effect on our business prospects. We do not currently maintain "key-man" life insurance and there is no contract in place assuring the services of Dr. Kirkitelos, Mr. Gray or Mr. Seale for any length of time. In the event that we should lose our officers and we are unable to find suitable replacements, we may not be able to develop our business, in which case investors might lose all of their investment.

One stockholder owns a large portion of our outstanding stock and may act to influence certain types of corporate actions, to the detriment of other stockholders.

Dr. Paul C. Kirkitelos owns 46,800,000 shares of common stock, which is approximately 43.6% of our issued and outstanding common stock. Mr. Everett Willard Gray II owns 9,700,000 shares of common stock, equal to approximately 9.0% of our issued and outstanding common stock. Accordingly, they may exercise significant influence over all matters requiring stockholder approval, including the election of directors and the determination of significant corporate actions. This concentration could also have the effect of delaying or preventing a change in control that could otherwise be beneficial to our stockholders.

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

Our common stock is quoted on the OTC Bulletin Board under the symbol "DENG.” Companies quoted on the OTC Bulletin Board have traditionally experienced extreme price and volume fluctuations. In addition, our stock price may be adversely affected by factors that are unrelated or disproportionate to our operating performance. Market fluctuations, as well as general economic, political and market conditions such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. In addition, to date, there has been no trading volume for our shares on the OTC Bulletin Board. As a result of this potential volatility and potential lack of a trading market, an investor may not be able to sell any of our common stock that they acquire that a price equal or greater than the price paid by the investor.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On November 20, 2008, we issued 250,050 shares of our common stock at a price of $0.50 per share for total proceeds of $125,025. Proceeds from the sale of these shares was received in June and August 2008. The private placement was completed pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933 (the “Securities Act”) solely to accredited investors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

We had previously announced that our Board of Directors had approved a 1-for-25 reverse split of our common stock, expected to become effective January 12, 2009. On December 17, 2008, our Board of Directors resolved to amend the reverse split to a 1-for-6.25 reverse split of our common stock. The effective date of the reverse split is still expected to be January 12, 2009. See “Recent Corporate Developments.”

ITEM 6. EXHIBITS.

Exhibit
Number	Description of Exhibits
2.1

Agreement and Plan of Merger dated April 21, 2008 between Language Enterprises Corp. (as surviving entity) and Doral Energy Corp. (as merging entity) and changing the name of the surviving entity to Doral Energy Corp.(6)

3.1	Articles of Incorporation.(1)
3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 2,500,000,000 shares, par value $0.001 per share (25-for-1 Stock Split).(3)
3.3	Articles of Merger between Language Enterprises Corp. (as surviving entity) and Doral Energy Corp. (as merging entity).(6)
3.4	Bylaws.(1)
10.1	Form of Translator Engagement Agreement.(1)
10.2	Translator Services Agreement with Toro Resources Corp.(1)
10.3	Translator Services Agreement with Magnus International Resources, Inc.(1)
10.4	Jonathan Moore Loan Letter.(1)
10.5	Loan Agreement dated as of March 7, 2008 with Little Bay Consulting SA.(4)
10.6	Letter Agreement dated April 10, 2008 with G2 Petroleum, LLC.(5)
10.7	Purchase and Sale Agreement dated April 25, 2008 with J. Warren Hanson, doing business as Hanson Energy, and his wife Kathie Hanson.(7)
10.8	Loan Agreement between the Company (as borrower) and Green Shoe Investments Ltd. (as lender) dated May 9, 2008 for the amount of $100,000.(8)
10.9	Loan Agreement between the Company (as borrower) and Green Shoe Investments Ltd. (as lender) dated May 23, 2008 for the amount of $150,000.(9)
10.10	Title Work Agreement dated May 12, 2008 with Arena Resources, Inc.(10)

Exhibit
Number	Description of Exhibits
10.11

Amendment Agreement to Share Purchase Agreement dated July 17, 2008 between J. Warren Hanson, doing business as Hanson Energy, his wife Kathie Hanson, and Doral Energy Corp. (formerly Language Enterprises Corp.) (11)

10.12	Loan Agreement dated July 18, 2008 between Doral Energy Corp. and Little Bay Consulting SA. (11)
10.13	Loan Agreement dated July 18, 2008 between Doral Energy Corp. and Green Shoe Investments Ltd. (11)
10.14	Credit Agreement dated July 29, 2008 between Doral Energy Corp. and Macquarie Bank Limited.(12)
10.15	Security Agreement dated July 29, 2008 between Doral Energy Corp. and Macquarie Bank Limited.(12)
10.16	Subordination Agreement dated July 29, 2008 between Doral Energy Corp., Green Shoe Investments Ltd. and Macquarie Bank Limited.(12)
10.17	Subordination Agreement dated July 29, 2008 between Doral Energy Corp., Little Bay Consulting SA and Macquarie Bank Limited.(12)
10.18	Net Profits Overriding Royalty Interest Conveyance dated July 29, 2008 between Doral Energy Corp. and Macquarie Investments, LLC.(12)
10.19	Conversion Agreement dated July 29, 2008 between Doral Energy Corp. and Macquarie Investments, LLC.(12)
10.20	Limited Forbearance Agreement dated December 10, 2008 between Macquarie Bank Limited and Doral Energy Corp.(15)
10.21	Loan Agreement dated October 3, 2008 between Doral Energy Corp. and Little Bay Consulting SA.(13)
21.1	List of Subsidiaries.(14)
14.1	Code of Ethics.(2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release.

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 filed on September 11, 2006.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended July 31, 2007 filed on October 30, 2007.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on January 9, 2008.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed on March 12, 2008.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed on April 16, 2008.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed on April 28, 2008.
(7)	Filed as an exhibit to our Current Report on Form 8-K filed on May 1, 2008.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed on May 13, 2008.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed on May 21, 2008.
(10)	Filed as an exhibit to our Current Report on Form 8-K filed on May 27, 2008.
(11)	Filed as an exhibit to our Current Report on Form 8-K filed on July 23, 2008.
(12)	Filed as an exhibit to our Current Report on Form 8-K filed on August 4, 2008.
(13)	Filed as an exhibit to our Current Report on Form 8-K filed on October 22, 2008.
(14)	Filed as an exhibit to our Annual Report on Form 10-K filed on October 29, 2008
(15)	Filed as an exhibit to our Current Report on Form 8-K filed on December 11, 2008.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DORAL ENERGY CORP.

Date:	December 22, 2008	By:	/s/ Everett Willard Gray II
EVERETT WILLARD GRAY II
Chief Executive Officer
(Principal Executive Officer)

Date:	December 22, 2008	By:	/s/ Paul C. Kirkitelos
PAUL C. KIRKITELOS
Chief Financial Officer, Treasurer, Secretary and
Chairman of the Board
(Principal Accounting Officer)