Form 10-Q
period 2009-01-31
Doral Energy Corp.
filed 2009-03-17
CIK 1373485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. [X] Yes    [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-
accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”
“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). [   ] Yes    [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 17, 2009, the Registrant had 17,224,010 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS.

The accompanying consolidated unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six month periods ended January 31, 2009 are not necessarily indicative of the results that can be expected for the year ending July 31, 2009.

As used in this Quarterly Report on Form 10-Q, the terms "we,” "us,” "our,” “Doral Energy” and the “Company” mean Doral Energy Corp. and its subsidiaries unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Doral Energy Corp.
Consolidated Balance Sheets
January 31, 2009 and July 31, 2008
(Unaudited)

	January 31,	July 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$168,078	$54,500
Accounts receivable, net of allowance for doubtful accounts of $-	207,469	-
Restricted cash – note proceeds restricted as to use	183,902	566,960
Current derivative asset	1,200,330	-
Prepaid insurance and other	57,905	65,676
Total current assets	1,817,684	687,136

Oil and gas properties – Proved, using full cost method of accounting, net of accumulated depreciation, depletion and amortization of
$147,495 and $-, respectively	15,124,206	14,715,992
Derivative asset	700,060	-
Deferred federal income tax	1,881,816	-
Deferred financing cost, net of current portion	-	58,040
Office equipment, net of depreciation	120,881	104
Security deposit	265,001	1,105

Total assets	$19,909,648	$15,462,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$498,334	$201,947
Accounts payable – related party	80,919	50,919
Accrued interest payable	26,997	9,943
Current portion of long-term debt	5,989,552	-
Current deferred income tax	420,185	-
Other current liabilities	6,103	8,442
Total current liabilities	7,022,090	271,251

Notes payable, net of discount of $- and $5,300,000, respectively	874,040	620,000
Asset retirement obligation	977,533	918,902
Total liabilities	8,873,663	1,810,153

STOCKHOLDERS’ EQUITY

Common stock, $0.001 par value, 400,000,000 shares authorized,
17,224,008 and 17,172,400 issued and outstanding, respectively	17,224	17,172
Additional paid-in capital	14,387,152	14,257,179
Accumulated deficit	(3,368,391)	(622,127)
Total stockholders’ equity	11,035,985	13,652,224

Total liabilities and stockholders’ equity	$19,909,648	$15,462,377

The accompanying notes are an integral part of these consolidated financial statements.

Doral Energy Corp.
Consolidated Statements of Operations
For the three months and six months ended January 31, 2009 and 2008
(Unaudited)

	Three months ended		Six months ended
	January 31,		January 31,
	2009	2008	2009	2008
Revenue - oil and gas sales	$338,948	$-	$991,204	$-

Expenses:
Operating costs	471,069	-	750,491	-
Production taxes	56,940	-	117,270	-
Depreciation, depletion, and
amortization	93,814	36	156,496	72
Accretion	39,215	-	58,631	-
General and administrative	395,512	46,289	682,531	82,016
Total expense	1,056,550	46,325	1,765,419	82,088
Loss from operations	(717,602)	(46,325)	(774,215)	(82,088)

Other income (expense):
Interest expense	(5,524,213)	-	(5,696,915)	-
Price risk management activities	780,951	-	2,263,235	-
Income (loss) before income taxes	(5,460,864)	(46,325)	(4,207,895	(82,088)
Income tax expense (benefit)	(1,900,269)	-	(1,461,631)	-
Net loss	$(3,560,595	$(46,325)	$(2,746,264)	$(82,088)
Other comprehensive income – Foreign
currency translation adjustment	-	-	-	(53)
Comprehensive loss	$(3,560,595)	$(46,325)	$(2,746,264)	$(82,141)

Net loss per share:
Basic and diluted	$(0.21)	$(0.00)	$(0.16)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	17,176,755	16,014,000	17,175,113	16,014,000

The accompanying notes are an integral part of these consolidated financial statements.

Doral Energy Corp.
Consolidated Statements of Cash Flows
For the six months ended January 31, 2009 and 2008
(Unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,746,264)	$(82,088)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation, depletion, amortization and accretion	215,127	72
Amortization of debt discount and deferred financing costs	5,477,663	-
Unrealized gain on derivative instruments, net	(1,900,390)	-
Contribution of rent and salary	-	10,500
Changes in operating assets and liabilities:
Accounts receivable	(183,902)	-
Prepaid expenses and other current assets	7,771	(1,105)
Deposits	(38,896)	-
Accounts payable	296,387	60,398
Accounts payable – related party	30,000	-
Accrued interest payable	17,054	-
Other current liabilities	(2,339)	-
Deferred tax assets and liabilities	(1,461,631)	-
NET CASH USED IN OPERATING ACTIVITIES	(289,420)	(12,223)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposit paid for purchase of oil and gas properties	(100,000)	-
Purchase of property and equipment	(59,822)	-
Additions to oil and gas properties	(555,709)	-
NET CASH USED IN INVESTING ACTIVITIES	(715,531)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Amounts due to related party	-	(4,541)
Proceeds from issuance of notes payable, gross	876,352	-
Repayment of notes payable	(2,716)	-
Deferred financing costs incurred	(119,623)	-
Change in note proceeds restricted as to use	359,491	-
Proceeds from sale of common stock	5,025	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,118,529	(4,541)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	113,578	(16,764)
Effect of unrealized exchange rate changes	-	(53)
Cash and cash equivalents, beginning of period	54,500	31,268
Cash and cash equivalents, end of period	$168,078	$14,451

Supplemental disclosures of cash flow information:
Interest paid	$195,983	$-
Income taxes paid	$-	$-

Non cash investing and financing activities:
Fixed assets acquired through issuance of notes payable	$69,956	$-
Common stock issued for financial advisor agreement	$125,000	$-

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

Interim financial statements

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s audited financial statements for the fiscal period ended July 31, 2008 as filed on Form 10-K. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s audited financial statements for the fiscal period ended July 31, 2008, has been omitted. The results of operations for the three-month and six-month periods ended January 31, 2009 are not necessarily indicative of results for the entire year ending July 31, 2009.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

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

Management believes that it is reasonably possible the following material estimates affecting the financial statements could significantly change in the coming year: (1) estimates of proved oil and gas reserves, and (2) forecast forward price curves for natural gas and crude oil. The oil and gas industry in the United States has historically experienced substantial commodity price volatility, and such volatility is expected to continue in the future. Commodity prices affect the level of reserves that are considered commercially recoverable; significantly influence Doral’s current and future expected cash flows; and impact the PV10 derivation of proved reserves.

Principles of consolidation

The consolidated financial statements include the accounts of Doral Energy Corp. and its 100% owned subsidiary Doral West Corporation.

Cash and cash equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At January 31, 2009 and July 31, 2008, the Company had no cash equivalents. Doral may, in the normal course of operations, maintain cash balances in excess of federally insured limits. As of January 31, 2009, there were no cash balances in excess of federally insured limits.

Restricted cash – note proceeds restricted as to use

At January 31, 2009, Doral has $183,902 of restricted cash. The restricted cash represents proceeds from the revolving loan payable to Macquarie (See Note 5.) which are restricted as to use under the terms of the credit agreement. These funds may be used to pay lease operating expenses, note interest, certain fees associated with obtaining the note and certain general and administrative expenses.

Deferred financing cost

In connection with debt financing, Doral paid $183,250 in fees. These fees were written off to interest expense during the six months ended January 31, 2009 in connection with the debt being reclassified as a current liability. (See Note 5.)

Concentrations of Credit Risk

All of the Company’s receivables are due from oil and natural gas purchasers. The Company sold approximately 94% of its oil and natural gas production to two customers during the six months ended January 31, 2009.

Revenue and cost recognition

Doral uses the sales method to account for sales of crude oil and natural gas. Under this method, revenues are recognized based on actual volumes of oil and gas sold to purchasers. The volumes sold may differ from the volumes to which Doral is entitled based on the interest in the properties. These differences create imbalances which are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves. No imbalances were required to be recorded at January 31, 2009. Costs associated with production are expensed in the period incurred.

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

The Company adopted Financial Accounting Standards Board (FASB) Staff Position (FSP) FASB Interpretation (FIN)No. 39-1, "Amendment of FASB Interpretation No. 39," (FSP FIN No. 39-1) which effectively amends FIN No. 39, "Offsetting of Amounts Related to Certain Contracts." FSP FIN No. 39-1 permits the netting of fair values of derivative assets and liabilities for financial reporting purposes, if such assets and liabilities are with the same counterparty and subject to a master netting arrangement. Doral has elected to employ net presentation of derivative assets and liabilities when FSP FIN No. 39-1 conditions are met. FSP FIN No. 39-1 also requires that when derivative assets and liabilities are presented net, the fair value of the right to reclaim collateral assets (receivable) or the obligation to return cash collateral (payable) is also offset against the net fair value of the corresponding derivative. The Company routinely exercises its contractual right to net realized gains against realized losses when settling with its swap and option counterparties. At January 31, 2009, derivative assets include the net market value of derivative assets and liabilities due to the right of offset in the settlement of these contracts.

New Accounting Pronouncements

On December 31, 2008, the SEC published the final rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted stand for the management of petroleum resources that was developed by several industry organizations. Key revisions include changes to the pricing used to estimate reserves utilizing a 12-month average price rather than a single day spot price which eliminates the ability to utilize subsequent prices to the end of a reporting period when the full cost ceiling was exceeded and subsequent pricing exceeds pricing at the end of the reporting period, the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, and permitting disclosure of probable and possible reserves. The SEC will require companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports on Form 10-K for fiscal years ending on or after December 15, 2009. Early adoption is not permitted. The Company is currently assessing the impact that the adoption will have on the Company’s disclosures, operating results, financial position and cash flows.

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

GOING CONCERN

As of January 31, 2009, Doral has negative working capital. This factor raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if Doral is unable to continue as a going concern.

Doral intends to raise additional working capital either through private placements, public offerings and/or bank financing. The Company is actively pursuing such alternatives in conjunction with its financial advisor, C.K. Cooper & Company, Inc. Doral is also identifying merger and/or acquisition candidates of strategic and financial benefit to the Company’s plans for growth. As of January 31, 2009, no acquisition or merger agreements have yet been closed. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, Doral will have to raise additional working capital through other channels. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Doral.

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

As consideration for the Assets, Doral paid to Hanson Energy the following consideration:

(a)	Upon execution of the Hanson Energy Agreement, a deposit (the “Deposit”) of $100,000 in cash plus and 80,000 shares of common stock;

(b)	Upon execution of the Amendment Agreement to the Hanson Energy Agreement dated July 17, 2008, an amount of $150,000 in cash, paid as an increase to the Deposit amount;

(c)	Upon closing, $4,750,000 in cash and 1,040,000 shares of our common stock, and an overriding royalty interest of 2.5% of 8/8 on the oil and gas produced from the Assets; and

(d)	On November 24, 2008, $463,408 in cash as a final purchase price adjustment.

The total purchase price was as follows:
Cash paid to Hanson Energy	$5,000,000
Common stock issued to Hanson Energy (7,000,000 shares valued at	14,000,000
$2.00 per share based on last traded stock price)
Cash paid for other acquisition costs	97,090
Asset retirement obligation incurred	918,902
Total purchase price	$20,015,992
Less: Net profits overriding royalty interest	(5,300,000)
Net purchase price	$14,715,992

The total purchase price was allocated to proved oil and gas properties, as this was the only asset purchased.

The following table reflects selected pro forma financial information as if the acquisition of the Eddy County Properties had occurred as of the beginning of the period ended January 31, 2008:

Six months
ended
January 31,
2008
Revenues – oil and gas	$1,245,452
Net income	$106,831
Income per share	$0.01

The pro forma financial information above includes the actual results of Doral for the six months ended January 31, 2008 adjusted by the following:

•	Revenue and direct operating expenses of the Eddy County Properties for the six months ended January 31, 2008;
•	Incremental depreciation, depletion and accretion expense, using units of production method, resulting from the purchase of the Eddy County Properties;
•	Estimated increase in general and administrative expense as a result of the purchase of the Eddy County Properties;
•	Interest expense and amortization of deferred financing costs; and
•	Shares issued for the acquisition of the Eddy County Properties.

Oil and gas properties

Doral recognized depletion expense of $147,495 during the six months ended January 31, 2009.

NOTE 4 – ASSET RETIREMENT OBLIGATION

Asset retirement obligation activity for the six months ended January 31, 2009 is as follows:

Amount
Asset retirement obligations, beginning of period	$918,902
Accretion expense	58,631
Asset retirement obligations, end of period	$977,533

NOTE 5 – NOTES PAYABLE

Notes payable consist of the following as of January 31, 2009:

Amount
Little Bay Consulting	$520,000
Green Shoe Investments	300,000
Macquarie Ltd.	5,976,352
Vehicle and trailer notes	67,240
Total notes payable	6,863,592
Less: current portion	5,989,552
Noncurrent notes payable	$874,040

Little Bay Notes Payable

During October 2008, Doral borrowed $200,000 from Little Bay Consulting SA. The loans are unsecured, carry an annual interest rate of 5.0%, and are due October 1, 2010.

Green Shoe Investments

Subsequent to the end of the period, Doral borrowed an additional $100,000 from Green Shoe Investments. The note is unsecured, carries an annual interest rate of 5.0%, and is due March 1, 2011.

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

The Term Loan and the Revolving Loan are secured by all of the assets of the Company. Interest accrued on the Term Loan and the Revolving Loan is payable monthly beginning on September 20, 2008. The Credit Agreement requires that Doral must pay 100 percent of net operating cash flow to Macquarie monthly beginning on September 20, 2008. This payment will be applied first to accrued interest and fees, second to principal on the Term Loan and last to principal on the Revolving Loan . At October 31, 2008, the applicable interest rate under the Term Loan and the Revolving Loan was 8.75% and 5.25%, respectively. The effective interest rates on the Term and Revolving Loans combined is approximately 130%.

Provided that the Company submitted a Development Plan (as such term is defined in the Credit Agreement) acceptable to Macquarie (at its sole discretion) by January 15, 2009, the Credit Agreement would have matured on July 30, 2011. Since the Company failed to submit an acceptable Development Plan to Macquarie, the maturity date has been moved up to July 30, 2009. In connection with the Credit Agreement, Doral granted Macquarie a net profits overriding royalty interest (“NPORRI”) in the Eddy County Properties. Beginning on the maturity date of the Credit Agreement, or earlier if all amounts advanced under the Credit Agreement are repaid before that date, Doral will pay Macquarie 35% of its net profits on the Eddy County Properties. After Macquarie has received $5,000,000 this percentage will drop to 20% in perpetuity. Doral has valued the NPORRI at $21,874,740 based on the projected cash flow from the Eddy County Properties discounted at 25%. As a result Doral has recorded a discount of $5,300,000 on the Term and Revolving loans with a corresponding reduction in proved oil and gas properties.

The NPORRI is convertible into common stock of Doral contingent on the following conditions being met:

•	Doral’s Common Stock is listed on the American Stock Exchange or another exchange approved by Macquarie;
•	No more than 65 percent of Doral’s common stock is held by affiliates or insiders of the Company; and
•	The average trading volume of the shares of common stock on the exchange is equal to or greater than 50% of the outstanding shares of common stock;

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

We have failed to meet the minimum quarterly operating cash flow and minimum quarterly sales volume requirements set out in the Credit Agreement for six months ended January 31, 2009. Under the terms of the Credit Agreement, Macquarie has the right to declare us in default of our obligations and to declare the amounts due under the Credit Agreement to be immediately payable. Macquarie has not yet exercised these rights and has not provided us with any indications that it intends to do so at this time. However, there is no assurance that Macquarie will not exercise its right to declare us in default in the future. As a result of the failure to meet these minimum requirements, we reclassified amounts due under the notes to current liabilities, and we wrote off all unamortized deferred financing costs and unamortized discounts on the notes.

Upon an event of default, Macquarie has the right under the Credit Agreement to: (i) accelerate payment on all outstanding promissory notes and loans due; (ii) sell any collateral; and (iii) carry out our rights under our operating agreements with respect to our Eddy County Properties.

During the six months ended January 31, 2009, we borrowed an additional $676,352 under the Credit Agreement in order to pay the additional purchase price adjustment for the acquisition of the Hanson Properties and for other working capital purposes.

Vehicle and trailer notes

During the six months ended January 31, 2009, we entered into two note agreements to finance the acquisition of a vehicle and a office trailer. These notes require monthly payments of principal and interest, bear interest at rates between 5.75% and 9.69%, are secured by the assets they financed, and mature in five years.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

From time to time Doral may become involved in litigation in the ordinary course of business. At the present time the Company’s management is not aware of any such litigation.

The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. We maintain insurance coverage, which we believe is customary in the industry, although we are not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of January 31, 2009, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company’s properties.

Cochran County Properties Agreement

On January 15, 2009, Doral entered into a letter agreement with Miltex Oil Company to acquire three oil and gas leases located in Cochran County, Texas for a total purchase price of $2.2 million. Under the terms of the letter agreement, Doral paid a deposit of $100,000 in January 2009 and must pay the remaining $2.1 million by February 27, 2009. In February 2009, Doral paid an additional $100,000 to extend the closing date of the transaction to March 31, 2009, increasing the total purchase price of the properties to $2.3 million. The $100,000 deposit is included in deposits on the balance sheet at January 31, 2009.

Investment advisory agreement

On January 26, 2009, Doral entered into an investment advisory agreement with a financial advisor. Under the terms of the agreement, Doral has agreed to pay $125,000 in cash, of which $25,000 was paid upon execution of the agreement with the remaining $100,000 payable in 11 equal monthly installments and 50,000 shares of common stock. The shares were valued at $125,000 based on the market value of the stock on the date of the agreement. The $25,000 cash payment and the $125,000 paid in shares of common stock has been included in deposits on the balance sheet at January 31, 2009, based on management’s expectation that the financial advisor will be successful in obtaining additional financing for the Company.

NOTE 7 – STOCKHOLDERS’ EQUITY

In June 2008, Doral completed a private placement of 38,400 shares of common stock at a price of $3.125 per share and received total cash proceeds of $120,000. These shares were issued in November 2008.

In August 2008, Doral completed a private placement of 1,608 shares of common stock at a price of $3.125 per share and received total cash proceeds of $5,025. These shares were issued in November 2008.

In December, 2008, Doral’s Board of Directors approved a 1-for-6.25 reverse split of our common stock. The reverse split became effective January 23, 2009. All share amounts have been restated to reflect the reverse stock split.

NOTE 8 – RELATED PARTY TRANSACTIONS

As of January 31, 2009, Doral had accounts payable to the Chairman of the Board and former CEO of the Company in the amount of $80,919. These amounts represent unpaid salary and expense reimbursements.

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

In December 2008, we re-structured our hedge position to guarantee more near-term income by closing out our old position and using the value realized to enter into a combination of a swap and a costless collar, with more volume hedged in the near term. The swap, with a fixed price of $94, covers the period from January 2009 through June 2010 and effectively guarantees us $94 per barrel on an average of our first 2250 barrels of production each month. From July 2010 through December 2011, there is a costless collar in effect on an average of 1850 barrels per month, guaranteeing a minimum of $60 a barrel.

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

Based on the above, management has determined the swaps noted above do not qualify for hedge accounting treatment. For the six months ended January 31, 2009, Doral recognized a derivative asset of $1,900,390 with the change in fair value reflected in other income (expense). Realized hedge gains totaled $362,845 for the six months ended January 31, 2009.

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

The following table presents Doral’s assets and liabilities recognized in the balance sheet and measured at fair value on a recurring basis as of January 31, 2009:

	Input Levels for Fair Value Measurements
Description	Level 1	Level 2	Level 3	Total
Assets:
Commodity derivatives	$-	$1,900,390	$-	$1,900,390
	$-	$1,900,390	$-	$1,900,390

The fair value of commodity derivatives is determined using forward price curves derived from market price quotations, externally developed and commercial models, with internal and external fundamental data inputs. Market price quotations are obtained from independent energy brokers and direct communication with market participants.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Recent Corporate Developments

The following significant developments occurred since the completion of our last fiscal quarter ended October 31, 2008:

1.	Private Placement of Equity Securities

On November 20, 2008, we completed the sale of 40,008 post-reverse split (250,050 pre-reverse split) shares of our common stock at a price of $3.125 per post-reverse split share ($0.50 pre-reverse split) for total proceeds of $125,025. The sale was completed on a private placement basis pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933 (the “Securities Act”) solely to accredited investors. The proceeds from the sale of these shares were received in June and August 2008.

2.	Final Payment on Eddy County Properties

On November 24, 2008, we paid $463,408 as the final purchase price adjustment for the Eddy County Properties.

3.	Appointment of New Officers and Directors

On December 10, 2008, H. Patrick Seale and Everett Willard Gray II were appointed to our Board of Directors. In addition, Mr. Gray was appointed as our Chief Executive Officer, Mr. Seale was appointed as our President and Paul C. Kirkitelos, Ph. D. was appointed as Chairman of the Board. Dr. Kirkitelos continues to act as our Chief Financial Officer, Treasurer and Secretary, and Mr. Seale continues to act as our Chief Operating Officer.

4.	Macquarie Credit Agreement Amendments

In November 2008 and January 2009 we entered into agreements (the “First Amendment Agreement” and the “Second Amendment Agreement”, respectively) with Macquarie Bank Limited (“Macquarie”) to amend the terms of our $50,000,000 Senior First Lien Secured Credit Agreement (the “Credit Agreement”). Under the First Amendment Agreement and the Second Amendment Agreement, the Credit Agreement was amended as follows:

(a)

Macquarie agreed to allow us to incur up to $200,000 in debt for office or field equipment. Prior to incurring any such indebtedness, we are required to obtain Macquarie’s written consent, which Macquarie has agreed not to unreasonably withhold or delay;

(b)

In the event that Macquarie determines that US dollars are not readily available to it, it may, at its discretion, refuse to provide an advance requested by us under the terms of the Credit Agreement, notwithstanding the fact that Macquarie may have previously approved a property development plan or authorization for expenditure to which the advance request relates; and

(c)

Under the terms of the Credit Agreement, we may request that advances be made to us either at the prime rate of interest or at LIBOR, in either case with an additional margin rate as set out in the Credit Agreement. Under the amended terms of the Credit Agreement, in the event that Macquarie determines that the LIBOR rate can not be ascertained or determined, or that the LIBOR rate would not accurately reflect the cost of funding, making or maintaining an advance under the Credit Agreement, Macquarie may refuse to make advances at the LIBOR rate. If this occurs, we may still request advances at the prime rate of interest plus the additional margin rate. In addition, if this occurs, any outstanding advances made under the Credit Agreement bearing interest at the LIBOR rate will instead bear interest at a rate that Macquarie determines will compensate it for the cost of funding, plus the applicable margin rate set out in the Credit Agreement.

In January 2009, as a result of a decision by our management not to immediately utilize additional advances under the Macquarie Credit Agreement to pursue a proposed infill drilling program for our properties in Eddy County, New Mexico (see “Plan of Operation”), the maturity date for the amounts owed by us under the Credit Agreement was moved up from July 30, 2011 to July 30, 2009 (see “Liquidity and Capital Resources”).

5.	Restructuring of Hedge Position

To strengthen our near-term cash flow situation, in December 2008, we restructured the hedging position used by us to partially protect against drops in the price of oil.

Our previous hedge position was put in place in August 2008 to protect approximately 60% of our production from the possibility of a drop in the price of crude. Under our previous hedge position, the volume hedged for 2009 was 1700 barrels per month in a costless collar, which effectively delivered to us a minimum price of $100 for each of our first 1700 barrels of production per month. This hedge position had been an important component of our business strategy, as the price of crude has fallen precipitously from its highs in July 2008.

We re-structured our hedge position to guarantee more near-term income by closing out our old position and using the value realized to enter into a combination of a swap and a costless collar, with more volume hedged in the near term. The swap, with a fixed price of $94, covers the period from January 2009 through June 2010 and effectively guarantees us $94 per barrel on an average of our first 2250 barrels of production each month. From July 2010 through December

2011, there is a costless collar in effect on an average of 1850 barrels per month, guaranteeing a minimum of $60 a barrel and a maximum of $94 a barrel.

6.	Reverse Stock Split

Effective January 12, 2009, we completed a 1-for-6.25 reverse split of both our issued and our authorized common stock (the “Reverse Split”). As a result of the Reverse Split, our authorized common stock has been decreased from 2,500,000,000 shares to 400,000,000 shares of common stock, $0.001 par value per share, and our issued and outstanding shares were reduced correspondingly from 107,337,550 shares to 17,174,008 shares of common stock. (The actual number of shares outstanding may increase slightly as additional shares may be issued to account for fractional interests created as a result of the Reverse Split.) As a result of the Reverse Split, our trading symbol was changed from “DENG” to “DEGY” effective January 23, 2009.

7.	Cochran County Properties Agreement

On January 15, 2009, we entered into a letter agreement (the “Letter Agreement”) with Miltex Oil Company (“Miltex”) to acquire three oil and gas leases located in Cochran County, Texas (the “Cochran County Properties”).

To date, we have paid Miltex an aggregate of $200,000, consisting of a deposit of $100,000 paid shortly after signing the Letter Agreement, plus an additional $100,000 on February 23, 2009 to extend the closing deadline for the acquisition of the Cochran County Properties from February 27, 2009 to March 31, 2009. To complete the acquisition of the Cochran County Properties, we must pay Miltex an additional $2,100,000 by March 31, 2009.

8.	C.K. Cooper & Company, Inc. Advisory Agreements

On January 26, 2009, we entered into an engagement agreement (the "Engagement Agreement") with C.K. Cooper & Company, Inc. ("CK Cooper") to act as our exclusive financial advisor. CK Cooper will assist us in seeking out, evaluating and analyzing potential financing options, and new business opportunities.

Under the terms of the Engagement Agreement, we have agreed to pay to CK Cooper the following:

(a) $125,000 of which $25,000 shall be paid upon execution of the Engagement Agreement and the remaining $100,000 payable in 11 equal monthly installments; and

(b) 50,000 post-reverse split shares of our common stock.

The shares were issued to CK Cooper pursuant to Rule 506 of Regulation D promulgated under the Securities Act based on representations provided by CK Cooper that it is an accredited investor.

The Engagement Agreement may be terminated by us after the 6 month anniversary of the engagement, provided we give CK Cooper 15 days advance notice of such termination. The Engagement Agreement may be terminated by either party after the 12 month anniversary of the engagement.

In addition to the Engagement Agreement, on January 30, 2009, we entered into a debt advisory agreement (the "Debt Advisory Agreement") with CK Cooper. Under the Debt Advisory Agreement, CK Cooper will assist us in refinancing our existing debt and in evaluating potential debt opportunities. In consideration for these services, we have agreed to pay CK Cooper a closing fee equal to 2% of the aggregate gross proceeds received or to be received in any debt, subordinated debt, project financing or volumetric production payment arranged by CK Cooper. The closing fee will be payable upon the closing of any such transaction.

The Debt Advisory Agreement may be terminated by us after the 6 month anniversary of the date of the agreement, provided we give CK Cooper 15 days advance notice of such termination. The Debt Advisory may be terminated by either party after the 12 month anniversary of the agreement.

9.	$100,000 Unsecured Debt Financing

On February 24, 2009, we borrowed $100,000 from Green Shoe Investments Ltd. The amount borrowed earns interest at a rate of 5% per annum, is unsecured and payable on or before March 1, 2011. The proceeds from this loan were used to pay Miltex $100,000 to extend the closing deadline for the Cochran County Properties to March 31, 2009.

PLAN OF OPERATION

We are an early stage company engaged in the acquisition, development and operation of prospective and producing oil and gas properties, interests in oil and gas joint ventures, and other activities in the oil and gas industry.

Eddy County Properties

We are currently working to increase the production from existing wells on our properties in Eddy County, New Mexico (the “Eddy County Properties”) through improvements to existing facilities. We believe that this improvement program will increase production incrementally, even while work is being carried out sequentially on various wells. We anticipate that this work program will include inspection and evaluation of existing wells, pumping units, and production facilities to insure proper operational integrity; testing of all wells to ascertain accurate daily oil, gas, and water production rates; performing mechanical repair job workovers to restore any wells to production that are found to be off-production; carrying out well repair and clean-out workovers which will include well chemical treatments and/or acid stimulations to restore wells to higher prior production rates; and implementing improvements in downhole pump designs and production facility equipment and piping to increase operational efficiencies.

We have completed the first stage of the improvement work program, performing mechanical repair job workovers on 17 wells, which achieved an additional 64.5 barrels of oil production per day (BOPD), increasing our total daily production to approximately 155 BOPD. The actual additional production achieved exceeded our pre-work estimates of an additional 39.3 BOPD by 64%. Repairs performed on these 17 wells included optimizing artificial lift by replacing the downhole pump; reducing pump size; setting pumps at proper depth; changing pump strokes per minute; optimizing pumping times/schedules; cutting and removing paraffin from the tubing and wellbore; replacing bad rods and tubing where required; replacing/repairing wellheads; and repairing flowlines. Total gross expenditures for the improvement work program, which totaled $270,000 – 16 % below AFE estimated costs of $320,500 – was funded through advances from Macquarie Bank Limited (“Macquarie”) under our $50,000,000 Senior First Lien Secured Credit Agreement (the “Credit Agreement”). We estimate than an additional 75 wells on the Eddy County Properties are currently in need of similar repairs to restore production, representing a significant opportunity to boost our production numbers further.

In addition to increasing production through improvements on existing wells, it is our long-term goal to create additional value by implementing an infill development drilling program on the Eddy County Properties. The current producing wells have been drilled on 40 acre well spacing. By carrying out an infill development drilling program to redevelop the leases on 20 acre well spacing, we anticipate that we will increase production from the Eddy County Properties. Offset operators in this area over the past 20 to 30 years have successfully performed infill drilling programs such as this with very good success, accessing and developing oil and gas reserves that would not have been produced otherwise by the wells drilled on 40 acre spacing patterns. We have identified over 250 potential 20 acre infill locations on the Eddy County Properties, and 166 of these locations have been classified as proved undeveloped locations in our current in-house reserves. An infill development program for the Eddy County Properties is expected to take several years to complete.

In 2008, our engineers and geologists worked with Macquarie’s engineers and geologists to develop an initial infill development drilling program for the Eddy County Properties (the “Infill Development Plan”). The proposed Infill Development Plan was to have involved the drilling of 21 additional wells at an estimated cost of $16,000,000. However, due to the precipitous drop in the price of oil since mid-2008, our management has determined that it would not be prudent to pursue the Infill Development Program at this time. We anticipate that the Infill Development Plan will move forward in the coming months, as the forward pricing curves for crude indicate that an increase in prices is likely. In addition, drilling costs have decreased significantly in recent months, making the capital investment required smaller and thus making the drilling program more economic to our interests. The selection and timing of individual wells to be drilled under any Infill Development Plan that we implement will be made based on: (i) new geological structure and net pay maps of the pay zones being prepared; (ii) the quality of current producing wells on the lease including both cumulative production to-date and estimated ultimate recovery from target reservoirs; (iii) the presence of previously undeveloped and un-produced intervals in target pay zones present on the lease; (iv) volumetric reserve calculations where appropriate; (v) the status of lease production facilities and capacities; and (vi) access to gas sales markets for casinghead gas production. Readers are cautioned, however, that there is no assurance that the Infill Development Plan will proceed when scheduled, as currently proposed, or at all.

Future Acquisitions

We currently have an agreement in place with Miltex Oil Company (“Miltex”) to acquire three oil and gas leases located in Cochran County, Texas (the “Cochran County Properties”) for a total anticipated cost of $2,300,000. As of the date of filing this Quarterly Report, we had paid Miltex an aggregate of $200,000, with the remaining $2,100,000 payable by March 31, 2009.

We are also currently evaluating other oil and gas producing properties in the Permian Basin area with the goal of increasing our portfolio of properties. Our goal is to focus on the acquisition of producing properties with strong proven reserves and considerable undrilled inventory that can be explored and developed with reasonable levels of forward risk. Our strategy involves finding acquisitions that can be paid for with a combination of cash and shares of our common stock, with an emphasis toward minimizing the cash outlay. The Permian Basin of Texas and New Mexico is a geographic area of particular interest to us in seeking future acquisitions, due both to the successful history of the region in oil and gas production, and to the fact that our principal executive offices are located in the heart of the Permian Basin in Midland, Texas.

Estimated Expenditures

In carrying out our plan of operation for the remainder of our July 31, 2009 fiscal year, we have budgeted for following amounts:

Budget During the Next Six Months
Amount
Drilling and Development	$1,960,000
Lease Operating Expenses & Taxes	$1,400,000
Salaries	$672,000
Professional Fees (Legal, Accounting, Technical)	$366,000
Other General & Administrative Expenses	$426,000
Interest Expense	$256,000
Total	$5,080,000

As of January 31, 2009, we had a working capital deficit of $(5,204,406). Based on our current estimated revenues from the Eddy County Properties, we will need to acquire additional financing in order to complete our plan of operation. See “Liquidity and Capital Resources,” below.

RESULTS OF OPERATIONS

Three and Six Months Summary

	Three Months Ended		Percentage	Six Months Ended		Percentage
	January 31,		Increase /	January 31,		Increase /
	2009	2008	(Decrease)	2009	2008	(Decrease)
Revenues	$338,948	$-	n/a	$991,204	$-	n/a

Expenses	(1,056,550)	(46,325)	(2,181)%	(1,765,419)	(82,088)	(2,051)%

Interest Expense	(5,524,213)	-	n/a	(5,696,915)	-	n/a

Price Risk Management Activities	780,951	-	n/a	2,263,235	-	n/a

Income tax expense (benefit)	(1,900,269)	-	n/a	(1,461,631)	-	n/a

Net Income (Loss)	$(3,560,595)	$(46,325)	(7,586)%	$(2,746,264)	$(82,088)	(3,246)%

Revenues

During the three and six months ended January 31, 2009 we recognized revenues from the sale of crude oil and natural gas of $338,948 and $991,204, respectively. Revenues recognized from the Eddy County Properties were lower than those recognized for the three and six months ended January 31, 2008 by the previous operators, Hanson Energy. See Note 3 to the unaudited financial statements included in this Quarterly Report. We believe that the primary reason that revenues were lower for the three and six months ended January 31, 2009 is that the average price of crude oil was significantly lower during the three and six months ended January 31, 2009 as compared to the comparable period of 2008. This decrease was partially offset by an increase in the volume of oil produced. Revenues from the sale of oil and gas are recognized based on the actual volume of oil and gas sold to purchasers. Although we have begun to incrementally increase production from the Eddy County Properties by making improvements to existing well facilities, our revenues are also subject to fluctuations in the market price of crude oil and natural gas. Subsequent to our January 31, 2009 quarter end, there have been significant decreases in the price of crude oil and natural gas. Although we have entered into hedging positions that provide us with partial protection against price decreases, prolonged downturns in the price of crude oil and natural gas will have an adverse effect on our revenues. See “Risk Factors.”

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

Expenses

Our expenses for the three and six months ended January 31, 2009 and 2008 consisted of the following:

	Three Months Ended		Percentage	Six Months Ended		Percentage
	January 31,		Increase /	January 31,		Increase /
	2009	2008	(Decrease)	2009	2008	(Decrease)
Operating Costs	$471,069	$-	n/a	$750,491	$-	n/a
Production Taxes	56,940	-	n/a	117,270	-	n/a
Depreciation, Depletion, and Amortization	93,814	36	260,494%	156,496	72	217,256%
Accretion Expense	39,215	-	n/a	58,631	-	n/a
General Administrative	395,512	46,289	754%	682,531	82,016	732%
Total Operating Expenses	$1,056,550	$46,325	2,181%	$1,765,419	$82,088	2,051%

Our expenses for the three and six months ended January 31, 2009 increased substantially as compared to the same periods ended January 31, 2008. Operating costs are the costs associated with our oil and gas production activities for the period. Production taxes are severance and ad valorem taxes payable in respect of the oil and gas production from our properties.

Our expenses for the three and six months ended January 31, 2008 were significantly lower as we had little to no operations during that period. Expenses for the period ended January 31, 2009 are expected to be more indicative of our future expenses. However, expenses in future periods may be significantly greater depending upon the extent of any developmental activities that we engage in on our properties.

Price Risk Management Activities

We previously entered into a “costless collar” hedging position, which provides us with partial protection against variations in the price of crude oil. The net effect of the costless collar was to set a floor of $100 on the price to be received for each barrel of production covered and a ceiling of $131 for each barrel of production covered. The number of barrels of our production covered by the costless collar for production months through July 2011 was as follows:

Aug 2008 - Dec 2008:    1,900 barrels per month
Jan 2009 - Dec 2009:      1,700 barrels per month
Jan 2010 - Dec 2010:      1,600 barrels per month
Jan 2011 - Jul 2011:        1,400 barrels per month

During December 2008, we re-structured our hedge position to guarantee more near-term income by closing out our old position and using the value realized to enter into a combination of a swap and a costless collar, with more volume hedged in the near term. The swap, with a fixed price of $94, covers the period from January 2009 through June 2010 and effectively guarantees us $94 per barrel on an average of our first 2250 barrels of production each month. From July 2010 through December 2011, there is a costless collar in effect on an average of 1850 barrels per month, guaranteeing a minimum of $60 a barrel and a maximum of $94 a barrel.

Included in price risk management activities for the three months and six months ended January 31, 2009 are hedge settlements of $318,621 and $362,845, respectively. These settlements represent the difference between the hedge prices of $100 and the actual price received for the volumes hedged for the months of August – December 2008 and the difference between the hedge price of $94 and the actual price received for the volumes hedged for the month of January 2009.

During the six months ended January 31, 2009, we recognized a derivative asset of $1,900,390, with the change in fair value reflected in other income.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At January 31, 2009	At July 31, 2008	Increase / (Decrease)
Current Assets	$1,817,684	$687,136	165%
Current Liabilities	(7,022,090)	(271,251)	2,489%
Working Capital (Deficit)	$(5,204,406)	$415,885	(1,351)%

Cash Flows
	Six Months Ended	Six Months Ended
	January 31, 2009	January 31, 2008
Cash Flows Used in Operating Activities	$(289,420)	$(12,223)
Cash Flows Used in Investing Activities	(715,531)	-
Cash Flows From Financing Activities	1,118,529	(4,541)
Net Increase (Decrease) in Cash During Period	$113,578	$(16,764)

As at January 31, 2009, we had a working capital deficit of $(5,204,406).

Although the Eddy County Properties generate cash flows, under the terms of our Credit Agreement with Macquarie, until we have repaid all amounts advanced by Macquarie, we will be required to pay Macquarie 100% of our net operating cash flows from all sources, less an allocated amount for our general administrative expenses. As such, until such time as we have repaid all amounts advanced to us by Macquarie, we expect that our primary sources of financing will be additional advances from Macquarie under the Credit Agreement, other forms of debt financing, and proceeds from the sale of our common stock. We are currently seeking to refinance our existing debt, including the amounts owed under the Credit Agreement. However, there is no assurance that we will be able to refinance our existing debt or that we will be able to obtain additional financing in the future. If we sell additional shares of our common stock, existing stockholders will experience a dilution of their proportionate interests in our Company.

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

In November 2008 and January 2009, we amended the terms of the Credit Agreement. A description of these amendments is provided in this Quarterly Report under the heading “Recent Corporate Developments”. We have failed to meet the minimum quarterly operating cash flow and minimum quarterly sales volume requirements set out in the Credit Agreement for the quarters ended October 31, 2008 and January 31, 2009. Under the terms of the Credit Agreement, Macquarie has the right to declare us in default of our obligations and to declare the amounts due under the Credit Agreement to be immediately payable. Macquarie has not yet exercised these rights and has not provided us with any indications that it intends to do so at this time. However, there is no assurance that Macquarie will not exercise its right to declare us in default in the future.

Due to our management’s decision to temporarily postpone our proposed Infill Development Plan for the Eddy County Properties in response to the precipitous decline in the price of oil from mid-2008, the due date for the amounts owed by us under the Credit Agreement has been moved up from July 30, 2011 to July 30, 2009.

We are currently seeking to refinance the amounts owed by us under the Credit Agreement, however there is no assurance that we will be able to do so.

Other Debt Financings

On February 24, 2009, we borrowed $100,000 from Green Shoe Investments Ltd. with interest payable at a rate of 5% per annum. The loan is unsecured and due on or before March 1, 2011. The proceeds from this loan were used to pay part of the purchase price for the Cochran County Properties.

Recent Sales of Equity Securities

On November 20, 2008, we sold 40,008 post-reverse split (pre-reverse split) shares of our common stock at a price of $3.25 per post-reverse split share ($0.50 pre-reverse split) for total proceeds of $125,025. The proceeds for the sale of these shares were received by us in June and August 2008. The shares were sold solely to accredited investors pursuant to Rule 506 of Regulation D promulgated under the Securities Act. The offering under which these shares were sold has been closed.

In February 2009, we issued 50,000 post-reverse split shares of our common stock to C.K. Cooper & Company, Inc. (“CK Cooper”) as partial consideration for the financial advisory services to be provide by CK Cooper. The shares were issued pursuant to Rule 506 of Regulation D on the basis of representations provided by CK Cooper that it is an accredited investor as defined in Regulation D.

On January 15, 2009, our Board of Directors approved an offering of up to 1,000,000 post-reverse split shares of our common stock at a price of $1.75 per share (the “Share Offering”). The Share Offering is being made solely to persons who quality as accredited investors as defined in Rule 501 of Regulation D.

On February 24, 2009, our Board of Directors approved an offering of up to $250,000 in convertible notes (the “Convertible Note Offering”). Notes issued under the Convertible Note Offering will earn interest at a rate of 8% per annum, maturing on February 28, 2010, and will be convertible at the lesser of $2.00 per share and the lowest price per share at which the Company has completed a sale of its common stock after the date the convertible note was issued and prior to the date of conversion. Interest on the convertible notes may be paid in shares of common stock at the above conversion price at the Company’s option.

We do not intend to register either the Share Offering or the Convertible Note Offering under the Securities Act and any securities issued under those offerings may not be resold or reoffered in the United States absent an effective registration under the Securities Act or an applicable exemption from the registration requirements under the Securities Act. We have not yet completed the sale of any securities under the Share Offering or the Convertible Note Offering. There is no minimum number of securities to be sold under either offering and there is no assurance that we will be able to sell any securities under the Share Offering or the Convertible Note Offering.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements presented with this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at January 31, 2009, and for all periods presented in the attached financial statements, have been included. Interim results for the period ended January 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

We routinely exercise our contractual right to net realized gains against realized losses when settling with our swap and option counterparties. At January 31, 2009, derivative assets include the net market value of derivative assets and liabilities due to the right of offset in the settlement of these contracts.

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.            CONTROLS AND PROCEDURES.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act were reported within the time periods specified in the SEC’s rules and forms. We are working to correct the problems with our disclosure controls and procedures to ensure that those controls and procedures will be effective going forward.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period ended January 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have not met all of our obligations under our Credit Agreement with Macquarie and Macquarie could exercise its security rights on our properties. We will require additional financing to repay the amounts owed to Macquarie.

We did not meet our minimum quarterly operating cash flow and minimum quarterly sales volume targets for the periods ended October 31, 2008 and January 31, 2009 as set out in our $50,000,000 Senior First Lien Secured Credit Agreement (the “Credit Agreement”) with Macquarie Bank Limited (“Macquarie”). As a result, Macquarie has the right to terminate its commitments under the Credit Agreement and to declare the amounts owed to be immediately due and payable. If they exercise this right, Macquarie will also have the right to seize any of our properties over which they have a security interest, including the Eddy County Properties. Although Macquarie has not provided us with any indications that it intends to exercise these rights, there is no assurance that they will not exercise these rights in the future.

In addition, the due date for the amounts owed by us under the Credit Agreement has been moved up from July 30, 2011 to July 30, 2009 as a result of our decision not to proceed with the Infill Development Plan for the Eddy County Properties at this time. We do not currently have sufficient financial resources to repay the amounts owned to Macquarie. As a result, we will require additional financing to repay Macquarie by the July 30, 2009 due date or we will be required to renegotiate the terms of the Credit Agreement with Macquarie.

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

Our success depends largely upon the efforts, abilities, and decision-making of Paul C. Kirkitelos, Chairman of our Board and our Chief Financial Officer, Treasurer and Secretary, Everett Willard Gray II, our Chief Executive Officer, and H. Patrick Seale, our President and Chief Operating Officer. The loss of these individuals would have an adverse effect on our business prospects. We do not currently maintain "key-man" life insurance and there is no contract in place assuring the services of Dr. Kirkitelos, Mr. Gray or Mr. Seale for any length of time. In the event that we should lose our officers and we are unable to find suitable replacements, we may not be able to develop our business, in which case investors might lose all of their investment.

Two of our executive officers own a large portion of our outstanding stock and may act to influence certain types of corporate actions, to the detriment of other stockholders.

Dr. Paul C. Kirkitelos owns approximately 43.6% of our issued and outstanding common stock. Mr. Everett Willard Gray II owns approximately 9.0% of our issued and outstanding common stock. Accordingly, they may exercise significant influence over all matters requiring stockholder approval, including the election of directors and the determination of significant corporate actions. This concentration could also have the effect of delaying or preventing a change in control that could otherwise be beneficial to our stockholders.

If we issue additional shares of common stock in the future this may result in dilution to our existing stockholders.

Our articles of incorporation authorize the issuance of 400,000,000 post-reverse-split shares of common stock. Our board of directors has the authority to issue additional shares of common stock up to the authorized capital stated in the articles of incorporation. Our board of directors may choose to issue some or all of such shares to provide additional financing in the future. The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. It will also cause a reduction in the proportionate ownership and voting power of all other stockholders.

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

Our common stock is quoted on the OTC Bulletin Board under the symbol "DEGY.” Companies quoted on the OTC Bulletin Board have traditionally experienced extreme price and volume fluctuations. In addition, our stock price may be adversely affected by factors that are unrelated or disproportionate to our operating performance. Market fluctuations, as well as general economic, political and market conditions such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. In addition, to date, there has been no trading volume for our shares on the OTC Bulletin Board. As a result of this potential volatility and potential lack of a trading market, an investor may not be able to sell any of our common stock that they acquire that a price equal or greater than the price paid by the investor.

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

3.1	Articles of Incorporation.(1)

3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 2,500,000,000 shares, par value $0.001 per share (25-for-1 Stock Split).(3)

3.3	Articles of Merger between Language Enterprises Corp. (as surviving entity) and Doral Energy Corp. (as merging entity).(6)

3.4	Certificate of Change Pursuant to NRS 78.209 decreasing the authorized capital of common stock to 400,000,000 shares, par value $0.001 per share (1-for-6.25 Reverse Split).(18)

3.5	Bylaws.(1)

10.1	Form of Translator Engagement Agreement.(1)

Exhibit
Number	Description of Exhibits

10.2	Translator Services Agreement with Toro Resources Corp.(1)

10.3	Translator Services Agreement with Magnus International Resources, Inc.(1)

10.4	Jonathan Moore Loan Letter.(1)

10.5	Loan Agreement dated as of March 7, 2008 with Little Bay Consulting SA.(4)

10.6	Letter Agreement dated April 10, 2008 with G2 Petroleum, LLC.(5)

10.7	Purchase and Sale Agreement dated April 25, 2008 with J. Warren Hanson, doing business as Hanson Energy, and his wife Kathie Hanson.(7)

10.8	Loan Agreement between the Company (as borrower) and Green Shoe Investments Ltd. (as lender) dated May 9, 2008 for the amount of $100,000.(8)

10.9	Loan Agreement between the Company (as borrower) and Green Shoe Investments Ltd. (as lender) dated May 23, 2008 for the amount of $150,000.(9)

10.10	Title Work Agreement dated May 12, 2008 with Arena Resources, Inc.(10)

10.11

Amendment Agreement to Share Purchase Agreement dated July 17, 2008 between J. Warren Hanson, doing business as Hanson Energy, his wife Kathie Hanson, and Doral Energy Corp. (formerly Language Enterprises Corp.) (11)

10.12	Loan Agreement dated July 18, 2008 between Doral Energy Corp. and Little Bay Consulting SA. (11)

10.13	Loan Agreement dated July 18, 2008 between Doral Energy Corp. and Green Shoe Investments Ltd. (11)

10.14	Credit Agreement dated July 29, 2008 between Doral Energy Corp. and Macquarie Bank Limited.(12)

10.15	Security Agreement dated July 29, 2008 between Doral Energy Corp. and Macquarie Bank Limited.(12)

10.16	Subordination Agreement dated July 29, 2008 between Doral Energy Corp., Green Shoe Investments Ltd. and Macquarie Bank Limited.(12)

10.17	Subordination Agreement dated July 29, 2008 between Doral Energy Corp., Little Bay Consulting SA and Macquarie Bank Limited.(12)

10.18	Net Profits Overriding Royalty Interest Conveyance dated July 29, 2008 between Doral Energy Corp. and Macquarie Investments, LLC.(12)

10.19	Conversion Agreement dated July 29, 2008 between Doral Energy Corp. and Macquarie Investments, LLC.(12)

10.20	Limited Forbearance Agreement dated December 10, 2008 between Macquarie Bank Limited and Doral Energy Corp.(15)

10.21	Loan Agreement dated October 3, 2008 between Doral Energy Corp. and Little Bay Consulting SA.(13)

10.22	First Amendment to Credit Agreement between Doral Energy Corp. and Macquarie Bank Limited dated November 19, 2008.(16)

10.23	Second Amendment to Credit Agreement between Doral Energy Corp. and Macquarie Bank Limited dated January 9, 2009.(16)

10.24	Letter Agreement dated January 15, 2009 between Doral Energy Corp. and Miltex Oil Company.(17)

10.25	Engagement Agreement dated January 26, 2009 between Doral Energy Corp. and C.K. Cooper & Company, Inc.(19)

10.26	Debt Advisory Agreement dated January 30, 2009 between Doral Energy Corp. and C.K. Cooper & Company, Inc.(19)

10.27	Loan Agreement dated February 24, 2009 between Doral Energy Corp. (as borrower) and Green Shoe Investments Ltd. (as lender) in the amount of $100,000 USD.(20)

10.28	Amendment Agreement dated February 13, 2009 to Engagement Agreement between Doral Energy Corp. and C.K. Cooper & Company, Inc.(20)

Exhibit
Number	Description of Exhibits

21.1	List of Subsidiaries.(14)

14.1	Code of Ethics.(2)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 filed on September 11, 2006.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended July 31, 2007 filed on October 30, 2007.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on January 9, 2008.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed on March 12, 2008.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed on April 16, 2008.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed on April 28, 2008.
(7)	Filed as an exhibit to our Current Report on Form 8-K filed on May 1, 2008.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed on May 13, 2008.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed on May 21, 2008.
(10)	Filed as an exhibit to our Current Report on Form 8-K filed on May 27, 2008.
(11)	Filed as an exhibit to our Current Report on Form 8-K filed on July 23, 2008.
(12)	Filed as an exhibit to our Current Report on Form 8-K filed on August 4, 2008.
(13)	Filed as an exhibit to our Current Report on Form 8-K filed on October 22, 2008.
(14)	Filed as an exhibit to our Annual Report on Form 10-K filed on October 29, 2008
(15)	Filed as an exhibit to our Current Report on Form 8-K filed on December 11, 2008.
(16)	Filed as an exhibit to our Current Report on Form 8-K filed on January 14, 2009.
(17)	Filed as an exhibit to our Current Report on Form 8-K filed on January 22, 2009.
(18)	Filed as an exhibit to our Current Report on Form 8-K filed on January 29, 2009.
(19)	Filed as an exhibit to our Current Report on Form 8-K filed on February 9, 2009.
(20)	Filed as an exhibit to our Current Report on Form 8-K filed on February 25, 2009.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DORAL ENERGY CORP.

Date:	March 17, 2009	By:	/s/ Everett Willard Gray II
EVERETT WILLARD GRAY II
Chief Executive Officer
(Principal Executive Officer)

Date:	March 17, 2009	By:	/s/ Paul C. Kirkitelos
PAUL C. KIRKITELOS
Chief Financial Officer, Treasurer, Secretary and
Chairman of the Board
(Principal Accounting Officer)