Form 10-Q
period 2009-04-30
Doral Energy Corp.
filed 2009-06-15
CIK 1373485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[X] Yes  [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of June 12, 2009, the Registrant had 17,674,010 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying consolidated unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended April 30, 2009 are not necessarily indicative of the results that can be expected for the year ending July 31, 2009.

As used in this Quarterly Report on Form 10-Q, the terms "we,” "us,” "our,” “Doral Energy” and the “Company” mean Doral Energy Corp. and its subsidiaries unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Doral Energy Corp.
Consolidated Balance Sheets
April 30, 2009 and July 31, 2008

	April 30,	July 31,
	2009	2008
	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$-	$54,500
Accounts receivable, net of allowance for doubtful accounts of $-	192,691	-
Restricted cash – note proceeds restricted as to use	215,150	566,960
Current derivative asset	1,099,528	-
Prepaid insurance and other	53,139	65,676
Total current assets	1,560,508	687,136
Oil and gas properties – Proved, using full cost method of accounting, net of accumulated depreciation, depletion and amortization of $226,112 and $-,
respectively	15,045,589	14,715,992
Derivative asset	287,900	-
Deferred federal income tax	1,881,816	-
Deferred financing cost, net of current portion	-	58,040
Office equipment, net of depreciation	116,498	104
Security deposit	539,433	1,105

Total assets	$19,431,744	$15,462,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$587,606	$201,947
Accounts payable – related party	80,919	50,919
Accrued liabilities	158,146	9,943
Current portion of long-term debt	6,055,249	-
Current deferred income tax	420,185	-
Other current liabilities	6,103	8,442
Total current liabilities	7,308,208	271,251
Notes payable, net of discount of $- and $5,300,000, respectively	1,054,788	620,000
Asset retirement obligation	1,038,348	918,902

Total liabilities	9,401,344	1,810,153

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 400,000,000 shares authorized, 17,263,294
and 17,172,400 issued and outstanding, respectively	17,263	17,172
Additional paid-in capital	14,483,363	14,257,179
Retained earnings (deficit)	(4,470,226)	(622,127)
Total stockholders’ equity	10,030,400	13,652,224
Total liabilities and stockholders’ equity	$19,431,744	$15,462,377

The accompanying notes are an integral part of these consolidated financial statements.

Doral Energy Corp.
Consolidated Statements of Operations
For the three months and nine months ended April 30, 2009 and 2008
(Unaudited)

	Three months ended		Nine months ended
	April 30,		April 30,
	2009	2008	2009		2008
Revenue - oil and gas sales
Oil and gas sales	$298,692	-	$1,289,896	$
Total revenue	298,692	-	1,289,896

Expenses:
Operating costs	497,236	-	1,247,727
Production taxes	38,149	-	155,419
Depreciation, depletion, and amortization	86,653		243,149
Accretion expense	60,815	-	119,446
General and administrative	458,278	171,126	1,140,809		253,214
Total expense	1,141,131	171,126	2,906,550		253,214
Loss from operations	(842,439)	(171,126)	(1,616,654)		(253,214)
Other expense:
Interest expense	(79,549)	(1,833)	(5,776,464)		(1,886)
Price risk management activities	(179,847)	-	2,083,388
Loss before income taxes	(1,101,835)	(172,959)	(5,309,730)		(255,100)
Income tax benefit	-	-	(1,461,631)
Net loss	(1,101,835)	(172,959)	(3,848,099)		(255,100)
Net loss per share:
Basic and diluted	$(0.06)	$(0.00)	$(0.22)		$(0.00)
Weighted average shares outstanding:
Basic and diluted	17,236,007	16,014,000	17,194,965		16,014,000

The accompanying notes are an integral part of these consolidated financial statements.

Doral Energy Corp.
Consolidated Statements of Cash Flows
For the nine months ended April 30, 2009 and 2008
(Unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,848,099)	$(255,100)
Adjustments to reconcile net income (loss) to cash used by operating activities:
Depreciation, depletion, amortization and accretion	362,595	108
Noncash interest expense		1,833
Amortization of debt discount and deferred financing costs	5,477,663	-
Unrealized gain on derivative instruments, net	(1,387,427)	-
Contribution of rent and salary	-	10,501
Changes in operating assets and liabilities:
Accounts receivable	(192,691)	-
Prepaid expenses and other current assets	12,537	(1,105)
Deposits	(13,896)	-
Accounts payable	385,659	57,677
Accounts payable – related party	30,000	-
Accrued expenses	148,203	-
Other current liabilities	(2,339)	-
Deferred income taxes	(1,461,631)	-
NET CASH USED BY OPERATING ACTIVITIES	(489,426)	(186,086)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposits paid to Miltex	(275,000)	-
Deposits paid to Hanson Energy	-	(100,000)
Change in restricted cash	351,810
Purchase of property and equipment	(63,476)	-
Additions to oil and gas properties	(555,709)	-
CASH FLOWS USED IN INVESTING ACTIVITIES	(542,375)	(100,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Amounts due to related party	-	(1,680)
Proceeds from issuance of notes payable, gross	1,126,348	320,000
Repayments of notes payable	(6,267)	-
Deferred financing costs incurred	(119,623)	-
Proceeds from sale of common stock	30,025	-
Deposit paid to investment advisor	(53,182)
CASH FLOWS PROVIDED BY (USED IN)FINANCING ACTIVITIES	977,301	318,320

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(54,500)	32,234

Cash and cash equivalents, beginning of period	54,500	31,268
Cash and cash equivalents, end of period	$-	$63,502

Supplemental disclosures of cash flow information:
Interest paid	$(280,107)	$-
Income taxes paid	-	-

Non cash investing and financing activities:
Fixed assets acquired through the issuance of notes payable	$69,956	$-
Stock issued for services--CK Cooper	125,000	-
Stock issued to extend closing of Miltex acquisition	71,250	-

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

Interim financial statements

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s audited financial statements for the fiscal period ended July 31, 2008 as filed on Form 10-K. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s audited financial statements for the fiscal period ended July 31, 2008, has been omitted. The results of operations for the three-month and nine -month periods ended April 30, 2009 are not necessarily indicative of results for the entire year ending July 31, 2009.

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

Cash and cash equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At April 30, 2009 and July 31, 2008, the Company had no cash equivalents. Doral may, in the normal course of operations, maintain cash balances in excess of federally insured limits. As of April 30, 2009, there were no cash balances in excess of federally insured limits.

Restricted cash – note proceeds restricted as to use

At April 30, 2009, Doral has $215,150 of restricted cash. The restricted cash represents proceeds from the revolving loan payable to Macquarie (See Note 5) which are restricted as to use under the terms of the credit agreement. These funds may be used to pay lease operating expenses, note interest, certain fees associated with obtaining the note and certain general and administrative expenses.

Deferred financing cost

In connection with debt financing, Doral paid $183,250 in fees, in which $58,040 was paid in prior year. These fees were written off to interest expense during the nine months ended April 30, 2009 in connection with the debt being reclassified as a current liability (See Note 5)

Concentrations of Credit Risk

All of the Company’s receivables are due from oil and natural gas purchasers. The Company sold approximately 92% and 6% of its oil and natural gas production to two customers during the nine months ended April 30, 2009.

Revenue and cost recognition

Doral uses the sales method to account for sales of crude oil and natural gas. Under this method, revenues are recognized based on actual volumes of oil and gas sold to purchasers. The volumes sold may differ from the volumes to which Doral is entitled based on the interest in the properties. These differences create imbalances which are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves. No imbalances were required to be recorded at April 30, 2009. Costs associated with production are expensed in the period incurred.

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

The Company adopted Financial Accounting Standards Board (FASB) Staff Position (FSP) FASB Interpretation (FIN) No. 39-1, "Amendment of FASB Interpretation No. 39," (FSP FIN No. 39-1) which effectively amends FIN No. 39, "Offsetting of Amounts Related to Certain Contracts." FSP FIN No. 39-1 permits the netting of fair values of derivative assets and liabilities for financial reporting purposes, if such assets and liabilities are with the same counterparty and subject to a master netting arrangement. Doral has elected to employ net presentation of derivative assets and liabilities when FSP FIN No. 39-1 conditions are met. FSP FIN No. 39-1 also requires that when derivative assets and liabilities are presented net, the fair value of the right to reclaim collateral assets (receivable) or the obligation to return cash collateral (payable) is also offset against the net fair value of the corresponding derivative. The Company routinely exercises its contractual right to net realized gains against realized losses when settling with its swap and option counterparties. At April 30, 2009, derivative assets include the net market value of derivative assets and liabilities due to the right of offset in the settlement of these contracts.

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

GOING CONCERN

As of April 30, 2009, Doral has negative working capital. This factor raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if Doral is unable to continue as a going concern.

Doral intends to raise additional working capital either through private placements, public offerings and/or bank financing. The Company is actively pursuing such alternatives in conjunction with its financial advisor, C.K. Cooper & Company, Inc. Doral is also identifying merger and/or acquisition candidates of strategic and financial benefit to the Company’s plans for growth. As of April 30, 2009, no acquisition or merger agreements have yet been closed. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, Doral will have to raise additional working capital through other channels. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Doral.

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

The Eddy County Properties consist of approximately 7,800 acres and are located along the Artesia-Vacuum Trend near the northwestern edge of the Permian Basin. As a result of the acquisition of the Eddy County Properties, Doral currently holds a 100% working interest and an average of a 74.7% net revenue interest in 55 of the 66 leases. In addition, the Company holds an average of an 84.4% working interest and an average of a 67.1% net revenue interest in the remaining 11 leases. Doral’s leasehold rights vary between leases, but they generally extend from the surface to approximately 3,500 feet in depth. Doral has been entitled to production from the Eddy County Properties since August 1, 2008.

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

The following table reflects selected pro forma financial information as if the acquisition of the Eddy County Properties had occurred as of the beginning of the period ended April 30, 2008:

Nine months
ended
April 30,
2008
Revenues – oil and gas	$1,624,174
Net loss	$(556,234)
Loss per share	$(0.03)

The pro forma financial information above includes the actual results of Doral for the nine months ended April 30, 2008 adjusted by the following:

  Revenue and direct operating expenses of the Eddy County Properties for the nine months ended April 30, 2008;
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

Oil and gas properties

Doral recognized depletion expense of $226,112 during the nine months ended April 30, 2009.

NOTE 4 – ASSET RETIREMENT OBLIGATION

Asset retirement obligation activity for the nine months ended April 30, 2009 is as follows:

Amount
Asset retirement obligations, beginning of period	$918,902
Accretion expense	119,446
Asset retirement obligations, end of period	$1,038,348

NOTE 5 – NOTES PAYABLE

Notes payable consist of the following as of April 30, 2009:

Amount
Little Bay Consulting	$520,000
Green Shoe Investments	487,000
Macquarie Ltd.	6,039,348
Vehicle and trailer notes	63,689
Total notes payable	7,110,037
Less: current portion	6,055,249
Noncurrent notes payable	$1,054,788

Little Bay Notes Payable

During October 2008, Doral borrowed $200,000 from Little Bay Consulting SA. The loans are unsecured, carry an annual interest rate of 5.0%, and are due October 1, 2010.

Green Shoe Investments

During February and April 2009, Doral borrowed a total of $187,000 from Green Shoe Investments. The loans are unsecured and carry an annual interest rate of 5.0% . The notes mature $100,000 on March 1, 2011 and $87,000 on May 1, 2011.

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

The Term Loan and the Revolving Loan are secured by all of the assets of the Company. Interest accrued on the Term Loan and the Revolving Loan is payable monthly beginning on September 20, 2008. The Credit Agreement requires that Doral must pay 100 percent of net operating cash flow to Macquarie monthly beginning on September 20, 2008. This payment will be applied first to accrued interest and fees, second to principal on the Term Loan and last to principal on the Revolving Loan. At April 30, 2009, the applicable interest rate under the Term Loan and the Revolving Loan was 6.95% and 3.45%, respectively. The effective interest rates on the Term and Revolving Loans combined is approximately 130%.

Provided that the Company submitted a Development Plan (as such term is defined in the Credit Agreement) acceptable to Macquarie (at its sole discretion) by January 15, 2009, the Credit Agreement would have matured on July 30, 2011. Since the Company failed to submit an acceptable Development Plan to Macquarie, the maturity date has been moved up to July 30, 2009. In connection with the Credit Agreement, Doral granted Macquarie a net profits overriding royalty interest (“NPORRI”) in the Eddy County Properties. Beginning on the maturity date of the Credit Agreement, or earlier if all amounts advanced under the Credit Agreement are repaid before that date, Doral will pay Macquarie 35% of its net profits on the Eddy County Properties. After Macquarie has received $5,000,000, this percentage will drop to 20% in perpetuity. Doral has valued the NPORRI at $21,874,740 based on the projected cash flow from the Eddy County Properties discounted at 25%. As a result Doral has recorded a discount of $5,300,000 on the Term and Revolving loans with a corresponding reduction in proved oil and gas properties.

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

We have failed to meet the minimum quarterly operating cash flow and minimum quarterly sales volume requirements set out in the Credit Agreement for the nine months ended April 30, 2009. Under the terms of the Credit Agreement, Macquarie has the right to declare us in default of our obligations and to declare the amounts due under the Credit Agreement to be immediately payable. Macquarie has not yet exercised these rights and has not provided us with any indications that it intends to do so at this time. However, there is no assurance that Macquarie will not exercise its right to declare us in default in the future. As a result of the failure to meet these minimum requirements, we reclassified amounts due under the notes to current liabilities, and we wrote off all unamortized deferred financing costs and unamortized discounts on the notes.

Upon an event of default, Macquarie has the right under the Credit Agreement to: (i) accelerate payment on all outstanding promissory notes and loans due; (ii) sell any collateral; and (iii) carry out our rights under our operating agreements with respect to our Eddy County Properties.

During the nine months ended April 30, 2009, we borrowed an additional $739,348 under the Credit Agreement in order to pay the additional purchase price adjustment for the acquisition of the Hanson Properties and for other working capital purposes.

Vehicle and trailer notes

During the nine months ended April 30, 2009, we entered into two note agreements to finance the acquisition of a vehicle and an office trailer. These notes require monthly payments of principal and interest, bear interest at rates between 5.75% and 9.69%, are secured by the assets they financed, and mature in five years.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

From time to time Doral may become involved in litigation in the ordinary course of business. At the present time the Company’s management is not aware of any such litigation.

The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. We maintain insurance coverage, which we believe is customary in the industry, although we are not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of April 30, 2009, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company’s properties.

Cochran County Properties Agreement

On January 15, 2009, Doral entered into a letter agreement with Miltex Oil Company (“Miltex”) to acquire three oil and gas leases located in Cochran County, Texas for a total purchase price of $2.2 million. Under the terms of the letter agreement, Doral paid a deposit of $100,000 in January 2009 and must pay the remaining $2.1 million by February 27, 2009. In February 2009, Doral paid an additional $100,000 to extend the closing date of the transaction to March 31, 2009, increasing the total purchase price of the properties to $2.3 million. The $100,000 deposit is included in deposits on the balance sheet at April 30, 2009.

On March 31, 2009, the Company entered into an agreement to modify the terms of their letter agreement with Miltex to increase the purchase price by $125,000. Of this increase, Doral paid $25,000 in earnest money and an additional $100,000 was added to the purchase price due at closing, making the total purchase price $2,425,000. Doral has until

April 21, 2009 to complete the acquisition of the Cochran County Properties. In order to complete the acquisition of the Cochran County Properties, Doral will be required to pay Miltex an additional $2,235,981.90 by April 21, 2009. The required payment amount includes $2,200,000 for the remainder of the purchase price and $35,981.90 for the value of oil in Miltex’s storage tanks as of March 1, 2009. The $25,000 deposit is included in deposits on the balance sheet at April 30, 2009.

On April 21, 2009, Doral entered into an agreement to modify the terms of their letter agreement with Miltex. The deadline for Doral’s proposed acquisition of the Miltex Properties has been changed from April 21, 2009 to May 29, 2009, with extension clauses to adjust the closing date to July 31, 2009, if necessary. The effective date of the proposed Miltex Properties acquisition, however, remains at the original date of March 1, 2009. If closing occurs by the May 29, 2009 scheduled closing date, the revised total acquisition cost of the Miltex Properties will be $2,635,000 plus 25,000 shares of the Company’s common stock, of which $2,400,000 will be payable to Miltex at closing. If the closing date is extended to June 30, 2009, the Company will pay an additional $10,000 to Miltex and will issue an additional 25,000 shares of the Company’s common stock. If the closing date is extended to July 31, 2009, the Company will pay to Miltex an additional $50,000. The shares to be issued to Miltex will be issued pursuant to the registration exemptions provided by Regulation D of the Securities Act of 1933 (the “Securities Act”). The Company has granted piggy-back registration rights to Miltex.

On May 22, 2009, Doral notified Miltex of its intention to extend the closing date of the proposed acquisition of Cochran County Properties owned by Miltex. Under the amended terms of Doral’s agreement with Miltex, Doral has the right to extend the closing date for the Miltex Properties from May 29, 2009 to June 30, 2009 by paying Miltex and additional $10,000 and issuing to Miltex an additional 25,000 shares of its common stock. These amounts were paid subsequent to year end and included in deposit on the balance sheet April 30, 2009..

Investment advisory agreement

On January 26, 2009, Doral entered into an investment advisory agreement with a financial advisor. Under the terms of the agreement, Doral has agreed to pay $125,000 in cash, of which $25,000 was paid upon execution of the agreement with the remaining $100,000 payable in 11 equal monthly installments and 50,000 shares of common stock. The shares were valued at $125,000 based on the market value of the stock on the date of the agreement. The $25,000 cash payment and the $125,000 paid in shares of common stock has been included in deposits on the balance sheet at April 30, 2009, based on management’s expectation that the financial advisor will be successful in obtaining additional financing for the Company.

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

In January 2009, Doral issued 50,000 shares of common stock at a price of $2.50 per share and received services totaling $125,000.

In March 2009, Doral received subscription proceeds of $25,001 for the sale of 14,286 shares of common stock under Doral’s $1.75 per share offering. The shares subscribed for have not yet been issued by the Company; however, they are reflected in outstanding shares for accounting purposes.

In April 2009, Doral entered into an agreement to modify the terms of their letter agreement with Miltex. Doral issued 25,000 shares of the company’s common stock at a price of $2.85 in exchange for an extention of the closing date of their agreement.

NOTE 8 – RELATED PARTY TRANSACTIONS

As of April 30, 2009, Doral had accounts payable to the Chairman of the Board and CFO of the Company in the amount of $80,919. These amounts represent unpaid salary and expense reimbursements.

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

Based on the above, management has determined the swaps noted above do not qualify for hedge accounting treatment. For the nine months ended April 30, 2009, Doral recognized a derivative asset of $1,387,428 with the change in fair value reflected in other income (expense). Realized hedge gains totaled $695,960 for the nine months ended April 30, 2009.

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

The following table presents Doral’s assets and liabilities recognized in the balance sheet and measured at fair value on a recurring basis as of April 30, 2009:

	Input Levels for Fair Value Measurements
Description	Level 1	Level 2	Level 3	Total
Assets:
Commodity derivatives	$-	$1,387,428	$-	$1,387,428
	$-	$1,387,428	$-	$1,387,428

The fair value of commodity derivatives is determined using forward price curves derived from market price quotations, externally developed and commercial models, with internal and external fundamental data inputs. Market price quotations are obtained from independent energy brokers and direct communication with market participants.

NOTE 11 – SUBSEQUENT EVENTS

On May 21, 2009, Doral entered into agreements for the acquisition of Slape Oil Company, Inc. (“Slape Oil”) and Flaming S, Inc. (“Flaming S”). Slape Oil and Flaming S are oil and gas corporations with producing properties in Cochran and Hockley Counties, Texas.

Doral has agreed to pay $4,700,000 for all of the outstanding shares of Slape Oil and $1,200,000 for all of the outstanding shares of Flaming S, for an aggregate purchase price of $5,900,000 for both companies. As a deposit for these purchases, Doral has agreed to issue 304,000 shares of its common stock to the shareholders of Slape Oil and 96,000 to the shareholders of Flaming S (collectively, the “Deposit Shares”). The Deposit Shares will be placed in escrow, and returned to Doral for cancellation if the acquisitions of Slape Oil and Flaming S are completed. If Doral does not complete the acquisition of these companies, the shareholders of Slape Oil and Flaming S will be entitled to keep the Deposit Shares, unless the failure to complete arises due to their breaching any of the terms, conditions, representations or warranties of the purchase agreements.

Closing of the acquisitions of Slape Oil and Flaming S is scheduled for June 30, 2009. Doral may extend the closing date to July 31, 2009 by paying installments of $395,000 and $105,000 by July 1, 2009 to the shareholders of Slape Oil and Flaming S, respectively (collectively, the “Extension Installments”). The Extension Installments will be treated as installments of the total purchase price, however if the acquisitions do not occur by the extended closing date, the shareholders of Slape Oil and Flaming S will be entitled to keep the Extension Installments.

Convertible note payable

On May 28, 2009, we received $150,000 in debt financing from Green Shoe Investments Ltd. (“Green Shoe”). On June 10, 2009 we entered into an agreement dated effective as of May 28, 2009 (the “Green Shoe Note Agreement”) with Green Shoe whereby, in exchange for the $150,000 provided by Green Shoe, we agreed to issue a convertible note in the principal amount of $300,000. The convertible note is due 10 business days after the earlier of the maturity date of the amounts owed to Macquarie under the terms of the Macquarie Credit Agreement and the date, if any, that we are able to close a financing (or combination of financings) sufficient to enable us to repay all of the amounts owned by us under the Macquarie Credit Agreement (a “Qualified Refinancing”). The principal amount of the convertible note may be converted into shares of our common stock at a rate of $1.00 per share.

Under the terms of the Green Shoe Note Agreement, if we are able to obtain a Qualified Refinancing, the unpaid principal amount of the convertible note outstanding after the due date described above will earn interest at a rate of 18% per annum. If we are not able to obtain a Qualified Refinancing on or before the maturity date of the Macquarie Credit Agreement and we dispose of the properties acquired by us from Hanson Energy in August 2008 (including a realization by any secured debtors of their security interest in those properties), no interest shall be payable on the $300,000 convertible note, however we will be required to issue to Green Shoe an additional convertible note in the principal amount of $150,000 on the same terms and conditions as the $300,000 convertible note, except that no interest shall be payable on the principal amount of the $150,000 convertible note.

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

Recent Corporate Developments

The following significant developments occurred since the completion of our last fiscal quarter ended January 31, 2009:

1. Unsecured Debt Financing

On February 24, 2009, we borrowed $100,000 from Green Shoe Investments Ltd. The amount borrowed earns interest at a rate of 5% per annum, is unsecured and payable on or before March 1, 2011.

On April 29, 2009, we borrowed $87,000 from Green Shoe Investments Ltd. The amount borrowed from Green Shoe is due on or before May 1, 2011, bears interest at a rate of 5% per annum and is unsecured.

2. Unregistered Sale of Equity Securities

On January 15, 2009, our Board of Directors approved an offering of up to 1,000,000 shares of our common stock at a price of $1.75 per share (the “Share Offering”). The Share Offering is being made solely to persons who quality as accredited investors as defined in Rule 501 of Regulation D. In March 2009, we received subscription proceeds for the sale of 14,286 shares under the Share Offering. As of the date of filing of this Quarterly Report, the shares subscribed for have not yet been issued, but are reflected on our balance sheet as outstanding shares for accounting purposes.

3. Amendments to Purchase Agreements for Miltex Properties

On March 31, 2009, we entered into an agreement to modify the terms of our letter agreement (the “Miltex Agreement”) dated January 15, 2009, with Miltex Oil Company (“Miltex”) for the purchase of three oil and gas leases located in Cochran County, Texas (the “Miltex Properties”). The Miltex Agreement was further amended by us and Miltex on April 21, 2009.

As amended, the Miltex Agreement provides that we are to pay to Miltex $2,400,000 for the Miltex Properties upon closing, together with an additional $35,981.90 for the value of oil inventories from the Miltex Properties on March 1, 2009. Currently the closing date for the Miltex Properties is scheduled for June 30, 2009. We may extend the closing date for the Miltex Properties to July 31, 2009 by notifying Miltex of our intention to do so by June 24, 2009 and paying to Miltex an additional $50,000 by June 26, 2009.

To date, we have paid an aggregate of $245,000 and issued an aggregate of 50,000 shares of our common stock to Miltex as non-refundable deposits and for previous extensions to closing granted by Miltex. If we are able to complete the acquisition of the Miltex Properties by June 30, 2009, the total cash consideration paid for these properties will be $2,645,000. The shares issued to Miltex were issued in reliance upon the exemptions from registration contained in Rule 506 of Regulation D promulgated under the Securities Act of 1933 (the “Securities Act”) based upon representations provided by Miltex that it is an “accredited investor” as defined in Regulation D.

4. Adoption of 2009 Stock Incentive Plan

Effective April 29, 2009, our Board of Directors adopted our 2009 Stock Incentive Plan (the "2009 Plan"). The purpose of the 2009 Plan is to enhance our long-term stockholder value by offering opportunities to our directors, officers, employees and eligible consultants (“Participants”) to acquire and maintain stock ownership in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

The 2009 Plan allows us to grant awards to our officers, directors and employees. In addition, we may grant awards to individuals who act as our consultants, so long as those consultants are natural persons who do not provide services connected to the offer or sale of our securities in capital raising transactions and do not directly or indirectly promote or maintain a market for our securities.

A total of 1,700,000 shares of our common stock are available for issuance under the 2009 Plan. However, under the terms of the 2009 Plan, at any time after August 1, 2009, the authorized number of shares available under the 2009 Plan may be increased by our Board of Directors, provided that the total number of shares issuable under the 2009 Plan cannot exceed 10% of the total number of shares of common stock outstanding.

Awards may be granted in the form of options to purchase shares of our common stock (“Option Awards”) or in the form of shares of our common stock (“Stock Awards”). Option Awards granted under the 2009 Plan may be made in the form of incentive stock options and non-qualified stock options. Incentive stock options granted under the 2009 Plan are those intended to qualify as “incentive stock options” as defined under Section 422 of the Internal Revenue Code. However, in order to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code, the 2009 Plan must be approved by our stockholders of within 12 months of its adoption. The 2009 Plan has not been approved by our stockholders and there is no assurance that the 2009 Plan will be approved by our stockholders. Non-qualified stock options granted under the 2009 Plan are option grants that do not qualify as incentive stock options under Section 422 of the Internal Revenue Code. Stock Awards may be made subject to such terms, conditions and restrictions as the plan administrator may, in its sole discretion, decide, including transfer restrictions and vesting provisions.

On May 26, 2009, we filed a registration statement on Form S-8 to register the resale of shares issued under the 2009 Plan.

5. Acquisition of Slape Oil Company, Inc. and Flaming S, Inc.

On May 5, 2009 and May 15, 2009, respectively, we entered into agreements for the acquisition of Flaming S, Inc. (“Flaming S”) and Slape Oil Company, Inc. (“Slape Oil”). Flaming S and Slape Oil are oil and gas corporations with producing properties in Cochran and Hockley Counties, Texas.

We have agreed to pay $4,700,000 for all of the outstanding shares of Slape Oil and $1,200,000 for all of the outstanding shares of Flaming S, for an aggregate purchase price of $5,900,000 for both companies. As a deposit for these acquisitions, we issued 304,000 shares of our common stock to the shareholders of Slape Oil and 96,000 to the shareholders of Flaming S (collectively, the “Deposit Shares”). The Deposit Shares have been placed in escrow, and will be returned to us for cancellation if the acquisitions of Slape Oil and Flaming S are completed. If we do not complete the acquisition of these companies, the shareholders of Slape Oil and Flaming S will be entitled to keep the Deposit Shares, unless the failure to complete arises due to their breaching any of the terms, conditions, representations or warranties of the purchase agreements. The shareholders of Slape Oil and Flaming S have provided us with representations that they are “accredited investors” as defined in Regulation D promulgated under the Securities Act of 1933.

Closing of the acquisitions of Slape Oil and Flaming S is scheduled for June 30, 2009. We may extend the closing date to July 31, 2009 by paying installments of $395,000 and $105,000 by July 1, 2009 to the shareholders of Slape Oil and Flaming S, respectively (collectively, the “Extension Installments”). The Extension Installments will be treated as installments of the total purchase price, however if the acquisitions do not occur by the extended closing date, the shareholders of Slape Oil and Flaming S will be entitled to keep the Extension Installments.

6. $300,000 Convertible Debt Financing

On May 28, 2009, we received $150,000 in debt financing from Green Shoe Investments Ltd. (“Green Shoe”). On June 10, 2009 we entered into an agreement dated effective as of May 28, 2009 (the “Green Shoe Note Agreement”) with Green Shoe whereby, in exchange for the $150,000 provided by Green Shoe, we agreed to issue a convertible note in the principal amount of $300,000. The convertible note is due 10 business days after the earlier of the maturity date of the amounts owed to Macquarie Bank Limited (“Macquarie”) under the terms of our $50,000,000 Senior First Lien Secured Credit Agreement (the “Macquarie Credit Agreement”) with Macquarie (including any extensions granted thereon) and the date, if any, that we are able to close a financing (or combination of financings) sufficient to enable us to repay all of the amounts owned by us under the Macquarie Credit Agreement (a “Qualified Refinancing”). The principal amount of the convertible note may be converted into shares of our common stock at a rate of $1.00 per share.

Under the terms of the Green Shoe Note Agreement, if we are able to obtain a Qualified Refinancing, the unpaid principal amount of the convertible note outstanding after the due date described above will earn interest at a rate of 18% per annum. If we are not able to obtain a Qualified Refinancing on or before the maturity date of the Macquarie Credit Agreement and we dispose of the properties acquired by us from Hanson Energy in August 2008 (including a realization by any secured debtors of their security interest in those properties), no interest shall be payable on the $300,000 convertible note, however we will be required to issue to Green Shoe an additional convertible note in the principal amount of $150,000 on the same terms and conditions as the $300,000 convertible note, except that no interest shall be payable on the principal amount of the $150,000 convertible note.

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

We have completed the first stage of the improvement work program, performing mechanical repair job workovers on 17 wells, which achieved an additional 64.5 barrels of oil production per day (BOPD), increasing our total daily production to approximately 155 BOPD. The actual additional production achieved exceeded our pre-work estimates of an additional 39.3 BOPD by 64%. Repairs performed on these 17 wells included optimizing artificial lift by replacing the downhole pump; reducing pump size; setting pumps at proper depth; changing pump strokes per minute; optimizing pumping times/schedules; cutting and removing paraffin from the tubing and wellbore; replacing bad rods and tubing where required; replacing/repairing wellheads; and repairing flowlines. Total gross expenditures for the improvement work program, which totaled $270,000 – 16 % below AFE estimated costs of $320,500 – was funded through advances from Macquarie Bank Limited (“Macquarie”) under our $50,000,000 Senior First Lien Secured Credit Agreement (the “Macquarie Credit Agreement”). We estimate than an additional 75 wells on the Eddy County Properties are currently in need of similar repairs to restore production, representing a significant opportunity to boost our production numbers further.

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

Miltex Oil Company Properties

We currently have an agreement in place with Miltex Oil Company (“Miltex”) to acquire three oil and gas leases located in Cochran County, Texas (the “Miltex Properties”). Under the terms of our agreement with Miltex, we are required to pay Miltex $2,400,000 for the Miltex Properties upon closing, together with $35,981.90 for the value of oil inventories from the Miltex Properties on March 1, 2009. Closing is currently scheduled for June 30, 2009 and we may extend the closing date to July 31, 2009 by providing Miltex with notice by June 24, 2009 and paying to Miltex an additional $50,000 by June 26, 2009. As of the date of filing this Quarterly Report, we had paid an aggregate of $245,000 and issued an aggregate of 50,000 shares of our common stock to Miltex as non-refundable deposits and for previous extensions to closing granted by Miltex.

Slape Oil Company, Inc. and Flaming S, Inc.

On May 5, 2009 and May 15, 2009, respectively, we entered into agreements for the acquisition of Flaming S, Inc. (“Flaming S”) and Slape Oil Company, Inc. (“Slape Oil”). Flaming S and Slape Oil are oil and gas corporations with producing properties in Cochran and Hockley Counties, Texas.

We have agreed to pay $4,700,000 for all of the outstanding shares of Slape Oil and $1,200,000 for all of the outstanding shares of Flaming S, for an aggregate purchase price of $5,900,000 for both companies. As a deposit for these acquisitions, we have issued 304,000 shares of our common stock to the shareholders of Slape Oil and 96,000 shares of our common stock to the shareholders of Flaming S (collectively, the “Deposit Shares”). The Deposit Shares have been placed in escrow, and will be returned to us for cancellation if the acquisitions of Slape Oil and Flaming S are completed. If we do not complete the acquisition of these companies, the shareholders of Slape Oil and Flaming S will be entitled to keep the Deposit Shares, unless the failure to complete arises due to their breaching any of the terms, conditions, representations or warranties of the purchase agreements.

Closing of the acquisitions of Slape Oil and Flaming S is scheduled for June 30, 2009. We may extend the closing date to July 31, 2009 by paying installments of $395,000 and $105,000 by July 1, 2009 to the shareholders of Slape Oil and Flaming S, respectively (collectively, the “Extension Installments”). The Extension Installments will be treated as installments of the total purchase price, however if the acquisitions do not occur by the extended closing date, the shareholders of Slape Oil and Flaming S will be entitled to keep the Extension Installments.

Future Acquisitions

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

Estimated Expenditures

In carrying out our plan of operation for our fourth fiscal quarter ending July 31, we have budgeted for following amounts:

Budget During the Next Three Months
Amount
Drilling and Development	$1,960,000
Lease Operating Expenses & Taxes	$700,000
Salaries	$336,000
Professional Fees (Legal, Accounting, Technical)	$250,000
Other General & Administrative Expenses	$213,000
Interest Expense	$200,000
Property Acquisitions	$8,310,000*
Total	$11,969,000

*

Includes the expected purchase price for the Miltex Properties, Slape Oil Company, Inc. and Flaming S, Inc. Amount does not include amounts paid prior to May 1, 2009 or additional amounts that may be paid to extend the closing dates for the proposed acquisitions.

In addition to the above, as at April 30, 2009, we owed Macquarie $6,039,348, which amount is due and payable by July 30, 2009. As of April 30, 2009, we had a working capital deficit of ($5,747,700). Based on our current estimated revenues from the Eddy County Properties, we will need to acquire additional financing in order to complete our plan of operation and to pay our existing debt obligations as they become due. See “Liquidity and Capital Resources,” below.

RESULTS OF OPERATIONS

Three and Nine Months Summary

	Three Months Ended		Percentage		Nine Months Ended		Percentage
	April 30,		Increase /		April 30,		Increase /
	2009	2008	(Decrease)		2009	2008	(Decrease)
Revenues	$298,692	$-	N/A		$1,289,896	$-	N/A
Expenses	(1,141,131)	(171,126)	567%		(2,906,550)	(253,214)	1,048%
Interest Expense	(79,549)	(1,833)	4,240%		(5,776,464)	(1,886)	315,037%
Price Risk Management Activities	(179,847)	-	N/A		2,083,388	-	N/A
Income tax expense (benefit)	-	-	N/A		1,461,631	-	N/A
Net Income (Loss)	$(1,101,835)	$(172,959)	(537%	)	$(3,848,099)	$(255,100)	(1,408%	)

Revenues

During the three and nine months ended April 30, 2009 we recognized revenues from the sale of crude oil and natural gas of $298,692 and $1,289,896, respectively. Revenues recognized from the Eddy County Properties were lower than those recognized for the nine months ended April 30, 2008 by the previous operators, Hanson Energy. See Note 3 to the unaudited financial statements included in this Quarterly Report. We believe that the primary reason that revenues were lower for the period ended April 30, 2009 is that the average price of crude oil was significantly lower during the period ended April 30, 2009 as compared to the comparable period of 2008. This decrease was partially offset by an increase in the volume of oil produced. Revenues from the sale of oil and gas are recognized based on the actual volume of oil and gas sold to purchasers. Although we have begun to incrementally increase production from the Eddy County Properties by making improvements to existing well facilities, our revenues are also subject to fluctuations in the market price of crude oil and natural gas. Although we have entered into hedging positions that provide us with partial protection against price decreases, prolonged downturns in the price of crude oil and natural gas will have an adverse effect on our revenues. See “Risk Factors.”

Under the terms of the Macquarie Credit Agreement, we are required, on a monthly basis, to pay to Macquarie 100% of our net operating cash flows from all sources (including, but not limited to the Eddy County Properties) less an allocated amount for our general and administrative expenses, until all amounts advanced under the Macquarie Credit Agreement have been repaid. The amount allocated for our general and administrative expenses was equal to $125,000 per month up to March 31, 2009, and since that date has been equal to 10% of our net operating cash flows for the month. The amounts paid to Macquarie are applied to interest and principal payable under the Macquarie Credit Agreement.

Expenses

Our expenses for the three and nine months ended April 30, 2009 and 2008 consisted of the following:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	April 30,		Increase /	April 30,		Increase /
	2009	2008	(Decrease)	2009	2008	(Decrease)
Operating Costs	$497,236	$-	N/A	$1,247,727	$-	N/A
Production Taxes	38,149	-	N/A	155,419	-	N/A
Depreciation, Depletion, and Amortization	86,653		N/A	243,149		N/A
Accretion Expense	60,815	-	N/A	119,446	-	N/A
General Administrative	458,278	171,126	168%	1,140,809	253,214	351%
Total Operating Expenses	$1,141,131	$171,126	567%	$2,906,550	$253,214	1,048%

Our expenses for the three and nine months ended April 30, 2009 increased substantially as compared to the same periods ended April 30, 2008. Operating costs are the costs associated with our oil and gas production activities for the period. Production taxes are severance and ad valorem taxes payable in respect of the oil and gas production from our properties.

Our expenses for the three and nine months ended April 30, 2008 were significantly lower as we had little to no operations during that period. Expenses for the period ended April 30, 2009 are expected to be more indicative of our future expenses. However, expenses in future periods may be significantly greater depending upon the extent of any developmental activities that we engage in on our properties.

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

Included in price risk management activities for the three months and nine months ended April, 2009 are hedge settlements of $333,115 and $695,960, respectively. These settlements represent the difference between the hedge prices of $100 and the actual price received for the volumes hedged for the months of August – December 2008 and the difference between the hedge price of $94 and the actual price received for the volumes hedged for the month of April 2009.

During the nine months ended April 30, 2009, we recognized a derivative asset of $1,387,428, with the change in fair value reflected in other income.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

			Percentage
	At April 30, 2009	At July 31, 2008	Increase / (Decrease)
Current Assets	$1,560,508	$687,136	127%
Current Liabilities	(7,308,208)	(271,251)	2,594%
Working Capital (Deficit)	$(5,747,700)	$415,885	(1,282%	)

Cash Flows

	Nine Months Ended	Nine Months Ended
	April 30, 2009	April 30, 2008
Cash Flows Used in Operating Activities	$(489,426)	$(186,086)
Cash Flows Used in Investing Activities	(542,375)	(100,000)
Cash Flows Provided by Financing Activities	977,301	318,320
Net Increase (Decrease) in Cash During Period	$(54,500)	$32,234

As at April 30, 2009, we had a working capital deficit of ($5,747,700).

Although the Eddy County Properties generate cash flows, under the terms of our Macquarie Credit Agreement with Macquarie, until we have repaid all amounts advanced by Macquarie, we are required to pay Macquarie 100% of our net operating cash flows from all sources, less an allocated amount for our general administrative expenses. As such, until such time as we have repaid all amounts advanced to us by Macquarie, we expect that our primary sources of financing will be additional advances from Macquarie under the Macquarie Credit Agreement, other forms of debt financing, and proceeds from the sale of our common stock. We are currently seeking to refinance our existing debt, including the amounts owed under the Macquarie Credit Agreement. However, there is no assurance that we will be able to refinance our existing debt or that we will be able to obtain additional financing in the future. If we sell additional shares of our common stock, existing stockholders will experience a dilution of their proportionate interests in our Company.

Macquarie Credit Agreement

Under the terms of the Macquarie Credit Agreement, Macquarie agreed to provide us with: (i) a maximum of $25,000,000 under a revolving loan (the “Revolving Loan”); and (ii) a maximum of $25,000,000 under a term loan (the “Term Loan”). Advances under the Macquarie Credit Agreement were used to fund our acquisition of, and improvements on, the Eddy County Properties and for working capital purposes. Future advances are subject to prior approval by Macquarie, and we are required to submit to Macquarie an estimate of expenses for work to be performed on our properties.

We did not meet our minimum quarterly operating cash flow and minimum quarterly production volume targets for the period ended October 31, 2008, and we did not meet our minimum quarterly operating cash flow targets for the periods ending January 31, 2009 and April 30, 2009. Under the terms of the Macquarie Credit Agreement, Macquarie has the right to declare us in default of our obligations and to declare the amounts due under the Macquarie Credit Agreement to be immediately payable. Macquarie has not yet exercised these rights and has not provided us with any indications that it intends to do so at this time. However, there is no assurance that Macquarie will not exercise its right to declare us in default in the future.

Due to our management’s decision to temporarily postpone our proposed Infill Development Plan for the Eddy County Properties in response to the precipitous decline in the price of oil from mid-2008, the due date for the amounts owed by us under the Macquarie Credit Agreement has been moved up from July 30, 2011 to July 30, 2009.

As of April 30, 2009, we owed Macquarie $6,039,348. We are currently seeking to refinance the amounts owed by us under the Macquarie Credit Agreement, however there is no assurance that we will be able to do so.

Other Debt Financings

On February 24, 2009, we borrowed $100,000 from Green Shoe Investments Ltd. (“Green Shoe”) with interest payable at a rate of 5% per annum. The loan is unsecured and due on or before March 1, 2011.

On April 29, 2009, we borrowed $87,000 from Green Shoe. The amount borrowed from Green Shoe is due on or before May 1, 2011, bears interest at a rate of 5% per annum, and is unsecured.

On May 28, 2009, we received $150,000 in debt financing from Green Shoe Investments Ltd. (“Green Shoe”) On June 10, 2009 we entered into an agreement dated effective as of May 28, 2009 (the “Green Shoe Note Agreement”) with Green Shoe whereby, in exchange for the $150,000 provided by Green Shoe, we agreed to issue a convertible note in the principal amount of $300,000. The convertible note is due 10 business days after the earlier of the maturity date of the amounts owed to Macquarie Bank Limited (“Macquarie”) under the terms of our $50,000,000 Senior First Lien Secured Credit Agreement (the “Macquarie Credit Agreement”) with Macquarie (including any extensions granted thereon) and the date, if any, that we are able to close a financing (or combination of financing) sufficient to enable us to repay all of the amounts owned by us under the Macquarie Credit Agreement (a “Qualified Refinancing”). The principal amount of the convertible note may be converted into shares of our common stock at a rate of $1.00 per share.

Under the terms of the Green Shoe Note Agreement, if we are able to obtain a Qualified Refinancing, the unpaid principal amount of the convertible note outstanding after the due date described above will earn interest at a rate of 18% per annum. If we are not able to obtain a Qualified Refinancing on or before the maturity date of the Macquarie Credit Agreement and we dispose of the properties acquired by us from Hanson Energy in August 2008 (including a realization by any second debtors of their security interest in these properties), no interest shall be payable on the $300,000 convertible note, however we will be required to issue to Green Shoe an additional convertible note in the principal amount of $150,000 on the same terms and conditions as the $300,000 convertible note except that no interest shall be payable on the principal amount of the $150,000 convertible note.

Recent Unregistered Sales of Equity Securities

In February 2009, we issued 50,000 shares of our common stock to C.K. Cooper & Company, Inc. (“CK Cooper”) as partial consideration for the financial advisory services to be provided by CK Cooper. The shares were issued pursuant to Rule 506 of Regulation D on the basis of representations provided by CK Cooper that it is an accredited investor as defined in Regulation D.

On April 21, 2009, we sold 25,000 shares of our common stock to Miltex and on May 22, 2009 we issued an additional 85,000 shares of our common stock to Miltex. These shares were issued in partial consideration for Miltex’s agreement to extend the closing date for the Miltex Properties. The shares were issued to Miltex pursuant to Rule 506 of Regulation D based on representations provided by Miltex that it is an accredited investor as defined in Regulation D.

On May 26, 2009, we issued 304,000 shares of our common stock to the sole shareholder of Slape Oil Company, Inc, (“Slape Oil”) and 96,000 shares of our common stock to the sole shareholder of Flaming S, Inc. (“Flaming S”). These shares were issued as a deposit for our planned acquisition of Slape Oil and Flaming S and will be returned to us for cancellation if we complete the acquisition of those companies. These shares were issued pursuant to Rule 506 based on representations provided by the sole shareholders of Slape Oil and Flaming S that they are accredited investors as defined in Regulation D.

On January 15, 2009, our Board of Directors approved an offering of up to 1,000,000 shares of our common stock at a price of $1.75 per share (the “Share Offering”). The Share Offering is being made solely to persons who quality as accredited investors as defined in Rule 501 of Regulation D. In March 2009, we received subscription proceeds for the sale of 14,286 shares under the Share Offering. As of the date of filing of this Quarterly Report, the shares subscribed for have not yet been issued, but are reflected on our balance sheet as outstanding shares for accounting purposes.

On February 24, 2009, our Board of Directors approved an offering of up to $250,000 in convertible notes (the “Convertible Note Offering”). Notes issued under the Convertible Note Offering will earn interest at a rate of 8% per annum, maturing on February 28, 2010, and will be convertible at the lesser of $2.00 per share and the lowest price per share at which the Company has completed a sale of its common stock after the date the convertible note was issued and prior to the date of conversion. Interest on the convertible notes may be paid in shares of common stock at the above conversion price at the Company’s option. The Convertible Note Offering is being made solely to persons who qualify as accredited investors as defined in Regulation D. No convertible notes have been issued under this offering to date.

We do not intend to register either the Share Offering or the Convertible Note Offering under the Securities Act and any securities issued under those offerings may not be resold or reoffered in the United States absent an effective registration under the Securities Act or an applicable exemption from the registration requirements under the Securities Act. We have not yet completed the sale of any securities under the Share Offering or the Convertible Note Offering. There is no minimum number of securities to be sold under either offering.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements presented with this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at April 30, 2009, and for all periods presented in the attached financial statements, have been included. Interim results for the period ended April 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

We routinely exercise our contractual right to net realized gains against realized losses when settling with our swap and option counterparties. At April 30, 2009, derivative assets include the net market value of derivative assets and liabilities due to the right of offset in the settlement of these contracts.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period ended April 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

To date, our operations have not been profitable and we may never be able to achieve profitability.

We have not met all of our obligations under our Credit Agreement with Macquarie and Macquarie could exercise its security rights on our properties. We will require additional financing to repay the amounts owed to Macquarie.

We did not meet our minimum quarterly operating cash flow and minimum quarterly production volume targets for the period ended October 31, 2008, and we did not meet our minimum quarterly operating cash flow targets for the periods ending January 31, 2009 and April 30, 2009, as set out in our $50,000,000 Senior First Lien Secured Credit Agreement (the “Macquarie Credit Agreement”) with Macquarie Bank Limited (“Macquarie”). As a result, Macquarie has the right to terminate its commitments under the Macquarie Credit Agreement and to declare the amounts owed to be immediately due and payable. If they exercise this right, Macquarie will also have the right to seize any of our properties over which they have a security interest, including the Eddy County Properties. Although Macquarie has not provided us with any indications that it intends to exercise these rights, there is no assurance that they will not exercise these rights in the future.

In addition, the due date for the amounts owed by us under the Macquarie Credit Agreement has been moved up from July 30, 2011 to July 30, 2009 as a result of our decision not to proceed with the Infill Development Plan for the Eddy County Properties at this time. We do not currently have sufficient financial resources to repay the amounts owned to Macquarie. As a result, we will require additional financing to repay Macquarie by the July 30, 2009 due date or we will be required to renegotiate the terms of the Macquarie Credit Agreement with Macquarie.

Our future performance depends upon our ability to obtain capital to find or acquire additional oil and natural gas reserves that are economically recoverable.

Unless we successfully replace the reserves that we produce, our reserves will decline, resulting eventually in a decrease in oil and natural gas production and lower revenues and cash flows from operations. The business of exploring for, developing or acquiring reserves is capital intensive. Our ability to make the necessary capital investment to maintain or expand our oil and natural gas reserves is limited by our relatively small size. Further, we may commence drilling operations on our Eddy County Properties and any other properties that we acquire in an effort to increase production, which would require more capital than we have available from cash flow from operations or our existing debt facilities. In such case, we would be required to seek additional sources of financing or limit our participation in the additional drilling. In addition, our drilling activities are subject to numerous risks, including the risk that no commercially productive oil or gas reserves will be encountered.

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

Our articles of incorporation authorize the issuance of 400,000,000 shares of common stock. Our board of directors has the authority to issue additional shares of common stock up to the authorized capital stated in the articles of incorporation. Our board of directors may choose to issue some or all of such shares to provide additional financing in the future. The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. It will also cause a reduction in the proportionate ownership and voting power of all other stockholders.

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

3.1	Articles of Incorporation.(1)
3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 2,500,000,000 shares, par value $0.001 per share (25-for-1 Stock Split).(3)
3.3	Articles of Merger between Language Enterprises Corp. (as surviving entity) and Doral Energy Corp. (as merging entity).(6)
3.4	Certificate of Change Pursuant to NRS 78.209 decreasing the authorized capital of common stock to 400,000,000 shares, par value $0.001 per share (1-for-6.25 Reverse Split).(18)
3.5	Bylaws.(1)
10.1	Form of Translator Engagement Agreement.(1)
10.2	Translator Services Agreement with Toro Resources Corp.(1)

Exhibit
Number	Description of Exhibits
10.3	Translator Services Agreement with Magnus International Resources, Inc.(1)
10.4	Jonathan Moore Loan Letter.(1)
10.5	Loan Agreement dated as of March 7, 2008 with Little Bay Consulting SA.(4)
10.6	Letter Agreement dated April 10, 2008 with G2 Petroleum, LLC.(5)
10.7	Purchase and Sale Agreement dated April 25, 2008 with J. Warren Hanson, doing business as Hanson Energy, and his wife Kathie Hanson.(7)
10.8	Loan Agreement between the Company (as borrower) and Green Shoe Investments Ltd. (as lender) dated May 9, 2008 for the amount of $100,000.(8)
10.9	Loan Agreement between the Company (as borrower) and Green Shoe Investments Ltd. (as lender) dated May 23, 2008 for the amount of $150,000.(9)
10.10	Title Work Agreement dated May 12, 2008 with Arena Resources, Inc.(10)
10.11

Amendment Agreement to Share Purchase Agreement dated July 17, 2008 between J. Warren Hanson, doing business as Hanson Energy, his wife Kathie Hanson, and Doral Energy Corp. (formerly Language Enterprises Corp.) (11)

10.12	Loan Agreement dated July 18, 2008 between Doral Energy Corp. and Little Bay Consulting SA. (11)
10.13	Loan Agreement dated July 18, 2008 between Doral Energy Corp. and Green Shoe Investments Ltd. (11)
10.14	Credit Agreement dated July 29, 2008 between Doral Energy Corp. and Macquarie Bank Limited.(12)
10.15	Security Agreement dated July 29, 2008 between Doral Energy Corp. and Macquarie Bank Limited.(12)
10.16	Subordination Agreement dated July 29, 2008 between Doral Energy Corp., Green Shoe Investments Ltd. and Macquarie Bank Limited.(12)
10.17	Subordination Agreement dated July 29, 2008 between Doral Energy Corp., Little Bay Consulting SA and Macquarie Bank Limited.(12)
10.18	Net Profits Overriding Royalty Interest Conveyance dated July 29, 2008 between Doral Energy Corp. and Macquarie Investments, LLC.(12)
10.19	Conversion Agreement dated July 29, 2008 between Doral Energy Corp. and Macquarie Investments, LLC.(12)
10.20	Limited Forbearance Agreement dated December 10, 2008 between Macquarie Bank Limited and Doral Energy Corp.(15)
10.21	Loan Agreement dated October 3, 2008 between Doral Energy Corp. and Little Bay Consulting SA.(13)
10.22	First Amendment to Credit Agreement between Doral Energy Corp. and Macquarie Bank Limited dated November 19, 2008.(16)
10.23	Second Amendment to Credit Agreement between Doral Energy Corp. and Macquarie Bank Limited dated January 9, 2009.(16)
10.24	Letter Agreement dated January 15, 2009 between Doral Energy Corp. and Miltex Oil Company.(17)
10.25	Engagement Agreement dated January 26, 2009 between Doral Energy Corp. and C.K. Cooper & Company, Inc.(19)
10.26	Debt Advisory Agreement dated January 30, 2009 between Doral Energy Corp. and C.K. Cooper & Company, Inc.(19)
10.27	Loan Agreement dated February 24, 2009 between Doral Energy Corp. (as borrower) and Green Shoe Investments Ltd. (as lender) in the amount of $100,000 USD.(20)
10.28	Amendment Agreement dated February 13, 2009 to Engagement Agreement between Doral Energy Corp. and C.K. Cooper & Company, Inc.(20)
10.29	Amendment Agreement dated March 31, 2009, 2009 to Letter Agreement between Doral Energy Corp. and Miltex Oil Company.(21)
10.30	Amendment Agreement dated April 21, 2009, 2009 to Letter Agreement between Doral Energy Corp. and Miltex Oil Company.(22)
10.31	2009 Stock Incentive Plan.(23)
10.32	Loan Agreement dated April 29, 2009 between Doral Energy Corp. and Green Shoe Investments Ltd.(24)
10.33	Sale and Purchase Agreement dated May 5, 2009 between Doral Energy Corp. and Flaming S, Inc.(24)
10.34	Sale and Purchase Agreement dated May 15, 2009 between Doral Energy Corp. and Slape Oil Company, Inc.(24)

Exhibit
Number	Description of Exhibits
10.35	Convertible Note Agreement dated May 28, 2009 between Doral Energy Corp. and Green Shoe Investments Ltd.
21.1	List of Subsidiaries.(14)
14.1	Code of Ethics.(2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 filed on September 11, 2006.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended July 31, 2007 filed on October 30, 2007.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on January 9, 2008.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed on March 12, 2008.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed on April 16, 2008.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed on April 28, 2008.
(7)	Filed as an exhibit to our Current Report on Form 8-K filed on May 1, 2008.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed on May 13, 2008.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed on May 21, 2008.
(10)	Filed as an exhibit to our Current Report on Form 8-K filed on May 27, 2008.
(11)	Filed as an exhibit to our Current Report on Form 8-K filed on July 23, 2008.
(12)	Filed as an exhibit to our Current Report on Form 8-K filed on August 4, 2008.
(13)	Filed as an exhibit to our Current Report on Form 8-K filed on October 22, 2008.
(14)	Filed as an exhibit to our Annual Report on Form 10-K filed on October 29, 2008
(15)	Filed as an exhibit to our Current Report on Form 8-K filed on December 11, 2008.
(16)	Filed as an exhibit to our Current Report on Form 8-K filed on January 14, 2009.
(17)	Filed as an exhibit to our Current Report on Form 8-K filed on January 22, 2009.
(18)	Filed as an exhibit to our Current Report on Form 8-K filed on January 29, 2009.
(19)	Filed as an exhibit to our Current Report on Form 8-K filed on February 9, 2009.
(20)	Filed as an exhibit to our Current Report on Form 8-K filed on February 25, 2009.
(21)	Filed as an exhibit to our Current Report on Form 8-K filed on April 6, 2009.
(22)	Filed as an exhibit to our Current Report on Form 8-K filed on April 27, 2009.
(23)	Filed as an exhibit to our Current Report on Form 8-K filed on May 5, 2009.
(24)	Filed as an exhibit to our Current Report on Form 8-K filed on June 2, 2009.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DORAL ENERGY CORP.

Date:	June 15, 2009	By:	/s/ EVERETT WILLARD GRAY II
EVERETT WILLARD GRAY II
Chief Executive Officer
(Principal Executive Officer)

Date:	June 15, 2009	By:	/s/ PAUL C. KIRKITELOS
PAUL C. KIRKITELOS
Chief Financial Officer, Treasurer, Secretary and
Chairman of the Board
(Principal Accounting Officer)