Form 10-K
period 2009-07-31
Doral Energy Corp.
filed 2009-11-13
CIK 1373485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2009

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _____ to _____

COMMISSION FILE NUMBER 000-52738

DORAL ENERGY CORP.
(Exact name of registrant as specified in its charter)

NEVADA	98-0555508
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

415 West Wall, Suite 500
Midland, TX	79701
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(432) 789-1180

Securities registered pursuant to Section 12(b) of the Act:	NONE.

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $0.001 Par Value Per Share.

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

Indicate by check mark whether the registrant has submitted electronically and posted on it’s corporate Web site, if any, every
Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during
the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes [   ]    No [   ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ]    No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $23,832,724 based on a price of $3.05, being the last price at which the shares of the Registrant's common stock were sold on the OTC Bulletin Board prior to the end of the most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
As of November 12, 2009, the Registrant had 87,116,480 shares of common stock outstanding.

DORAL ENERGY CORP.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JULY 31, 2009

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

As used in this Annual Report, the terms “we,” “us,” “our,” “Doral,” “Doral Energy”, and the “Company” mean Doral Energy Corp. and its wholly owned subsidiary, unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

ITEM 1.              BUSINESS

General

Doral Energy Corp. was incorporated on October 25, 2005 under the laws of the State of Nevada under the name “Language Enterprises Corp.” On January 7, 2008, we completed a 25-for-1 forward stock split of our common stock. As a result of the stock split, our authorized capital increased from 100,000,000 shares of common stock, with a par value of $0.001 per share, to 2,500,000,000 shares of common stock, with a par value of $0.001 per share (the "2008 Forward Split"). On April 28, 2008, we changed our name from “Language Enterprises Corp.” to “Doral Energy Corp.” To effect the name change, we incorporated a wholly-owned subsidiary (“SubCo”) and completed a merger of SubCo with and into the Company, with the Company continuing as the surviving entity. Other than the name change, no changes were made to our articles of incorporation as a result of the merger. On January 12, 2009, we completed a 6.25 -for-1 reverse split of our common stock, decreasing our authorized share capital from 2,500,000,000 shares of common stock, par value $0.001 per share, to 400,000,000 shares of common stock, par value $0.001 per share (the "2009 Reverse Split"). On September 14, 2009, we completed a 5-for-1 forward split of our common stock, increasing our authorized capital to 2,000,000,000 shares of common stock, par value $0.001 per share (the "2009 Forward Split"). Pursuant to the Nevada Revised Statutes, shareholder approval of the above actions was not required.

As Language Enterprises Corp., we previously operated a translation brokerage business, acting as an intermediary between clients and independent, professional translators. In early 2008, as Doral Energy Corp., we changed our business focus from translation services to the oil and gas industry. We are now an oil and gas exploitation and production company focused on identifying, acquiring and operating under-performing and under-producing oil and gas properties in the Permian Basin of West Texas and New Mexico with the goal of creating value by improving the performance and production of those properties. Our business strategy is to seek out and acquire oil and gas properties with proven, low risk reserves that are underperforming or are under-exploited due to such reasons as poor production and completion practices, the use of outdated and obsolete equipment, a lack of regular maintenance, or a lack of the necessary capital to develop proved developed non-producing (“PDNP”) and proved undeveloped (“PUD”) reserves.

Our principal executive offices are located at 415 West Wall Street, Suite 500, Midland, Texas 79701, and our telephone number is (432) 789-1180. Our internet website can be found at www.doralenergy.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934 will be available through our internet website as soon as reasonably practical after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Business Development

From our inception, we have built our asset base primarily through property acquisitions and we plan to continue building our asset base in this manner. Our acquisitions are geographically focused in the Permian Basin of western Texas and southeastern New Mexico, which we have identified as the most attractive region in which to develop our business. The Permian Basin has been a top US oil and gas producing region for over 80 years. Because of its long history as a top producing region, the Permian Basin has attracted a wide spectrum of energy producing companies. In addition to hosting operations from virtually every major oil and gas company, the Permian Basin is also home to many independent operators of varying sizes.

Our plan is to seek out and acquire under-performing and under-producing oil and gas properties owned by independent operators with the goal of creating value by improving the performance and production of those properties. Our goal is to focus on the acquisition of producing properties with strong proven reserves and considerable undrilled proved undeveloped, shallow, low-risk reserves that can be developed with reasonably low levels of forward risk. By targeting properties with predominately shallow, low-risk, in fill proved undeveloped drilling locations and reserves, geological and reserve risks can be effectively mitigated. Further, our business development strategy involves finding acquisitions that can be paid for with a combination of cash and shares of our common stock, with an emphasis toward minimizing the cash outlay at the time of acquisition in order to preserve available cash for the exploitation and development of our properties in order to enhance production and create value. In order to increase the overall success of our acquisitions effort, we use our headquarters here in Midland and our industry contacts to seek out acquisitions through negotiated sales, avoiding bid situations, which also tends to reduce our acquisition costs when compared to industry metrics.

As of July 31, 2009, our estimated total proved reserves had a pre-tax PV10 (present value of future net revenues before income taxes discounted at 10%) of approximately $56.5 million and a Standardized Measure of Discounted Future Net Cash Flows of approximately $39.6 million. The difference between these two amounts is the effect of income taxes. We are presenting the pre-tax PV-10 value, which is a non-GAAP financial measure, because it is a widely used industry standard which we believe is useful to those who may review this Annual Report when comparing our asset base and performance to other comparable oil and gas companies.

As of July 31, 2009, we have a portfolio of oil and natural gas reserves, with approximately 91.9% of our proved reserves consisting of oil and 8.1% consisting of natural gas. Of those reserves, approximately 15.7% of our proved reserves are classified as proved developed producing, or “PDP”, approximately 4.8% of our proved reserves are classified as proved developed non-producing, or “PDNP”, and approximately 79.5% of our proved reserves are classified as proved undeveloped, or “PUD”.

Hedging Transactions

In August 2008, we entered into a “costless collar” hedging position, which provided us with partial protection against variations in the price of crude oil. The net effect of the costless collar was to set a floor of $100 on the price to be received for each barrel of production covered and a ceiling of $131 for each barrel of production covered.

During December 2008, we re-structured our hedge position to guarantee more near-term income by closing out our old position and using the value realized to enter into a combination of a swap and a costless collar, with more volume hedged in the near term. The swap, with a fixed price of $94 per barrel, covers the period from January 2009 through June 2010 and effectively guarantees us $94 per barrel on an average of our first 2,250 barrels of production each month. From July 2010 through December 2011, there is a costless collar in effect on an average of 1,850 barrels per month, guaranteeing a minimum of $60 per barrel and a maximum of $94 per barrel.

A “costless collar” or “zero cost collar” involves the simultaneous purchase of a put option and sale of a call option. The put option sets a floor for the covered position, while the call option sets a cap for the covered position. There is no net cost in entering into the costless collar as the cost of purchasing the put is offset by the proceeds of the call.

Competitive Business Conditions

We operate in the oil and gas industry, which is a highly competitive environment. Competition is particularly intense with respect to the acquisition of desirable producing properties, the acquisition of oil and gas prospects suitable for enhanced production efforts, marketing oil and natural gas, and the hiring of experienced personnel. Our competitors in oil and gas acquisition, development, and production include the major oil companies in addition to numerous independent oil and gas companies, individual proprietors and drilling programs. Many of these competitors possess and employ financial and personnel resources substantially greater than those which are available to us and may be able to pay more for desirable producing properties and prospects and to define, evaluate, bid for, and purchase a greater number of producing properties and prospects than we can. Our ability to acquire additional properties and to find and develop reserves in the future will depend on our ability to identify, evaluate, and select suitable properties and to consummate transactions in such a highly competitive environment, in competition with these companies. Also, there is substantial competition for capital available for investment in the oil and gas industry.

The actual price range of crude oil is largely established by major crude oil purchasers and commodities trading. Pricing for natural gas is based on regional supply and demand conditions. To this extent, we work to insure that we receive competitive oil and natural gas prices comparable to other producers in the areas which we operate. There is little risk of domestic overproduction at current prices is not deemed to be significant. We view our primary pricing risk to be related to a potential decline in oil and natural gas prices to a level which could render our current production uneconomical.

We are presently committed to using the services and existing gas gathering systems of the companies that purchase our natural gas production. This commitment is tied to existing natural gas purchasing contracts associated with our production. This commitment potentially gives such gathering companies certain short-term relative monopolistic powers to set gathering, transportation, and treating costs, because obtaining the services of an alternative gathering company would require substantial additional costs since an alternative gathering company would be required to lay a new pipeline and/or obtain new rights-of-way to any lease from which we are selling production. We are not subject to such third-party gathering systems for our oil production. A very small amount of our oil production is sold through a crude oil purchaser oil pipeline. All other oil production is transported by the oil purchaser by trucks with competitive trucking costs in the area.

Major Customers

For the fiscal year 2009, ending July 31, 2009, we had oil and natural gas sales to four customers, Navajo Refining Company, ConocoPhillips Company, DCP Midstream LP, and Frontier Field Services, which represented approximately 91.0%, 6.9%, 2.0%, and 0.1% of our oil and natural gas revenues, respectively. However, we believe that the loss of these customers would not materially impact our business, because we could readily find other purchasers for our oil and natural gas produced.

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

Employees

As of July 31, 2009, we employed 10 full-time employees. Our employees are not represented by a labor unit. We consider our relations with our employees to be satisfactory and have never experienced a work stoppage or strike.

We retain certain engineers, geologists, landmen, pumpers, and other personnel on a contract or fee basis as necessary for our field and office operations.

ITEM 1A.            RISK FACTORS

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

We have not met all of our obligations under the Macquarie Credit Agreement and Macquarie could exercise its security rights on our properties. We will require additional financing to repay the amounts owed under the Macquarie Credit Agreement.

We did not meet our minimum quarterly operating cash flow and minimum quarterly production volume targets for the period ended October 31, 2008, and we did not meet our minimum quarterly operating cash flow targets for the periods ending January 31, 2009 and April 30, 2009, as set under the Macquarie Credit Agreement. As a result, Macquarie has the right to terminate its commitments under the Macquarie Credit Agreement and to declare the amounts owed to be immediately due and payable. If they exercise this right, Macquarie will also have the right to seize any of our properties over which they have a security interest, including the Eddy County Properties. The amounts owed by us under the Macquarie Credit Agreement are currently due and payable, and we do not currently have sufficient financial resources to repay the amounts owed. We have entered into a forbearance agreement, pursuant to which Macquarie has agreed not exercise their rights or remedies with respect to our failure to pay until at least January 29, 2009 (the “Forbearance Period”). There is no assurance that we will be able to pay the amounts due to Macquarie by the end of the Forbearance Period and there is no assurance that Macquarie will not exercise their rights and remedies in the future.

Our future performance depends upon our ability to obtain capital to find or acquire additional oil and natural gas reserves that are economically recoverable.

Unless we successfully replace the reserves that we produce, our reserves will decline, resulting eventually in a decrease in oil and natural gas production and lower revenues and cash flows from operations. The business of exploring for, developing or acquiring reserves is capital intensive. Our ability to make the necessary capital investment to maintain or expand our oil and natural gas reserves is limited by our relatively small size. Further, we may commence drilling operations on our Hanson Project Properties and any other properties that we acquire in an effort to increase production, which would require more capital than we have available from cash flow from operations or our existing debt facilities. In such case, we would be required to seek additional sources of financing or limit our participation in the additional drilling. In addition, our drilling activities are subject to numerous risks, including the risk that no commercially productive oil or gas reserves will be encountered.

The successful implementation of our business plan is subject to risks inherent in the oil and gas business, which if not adequately managed could result in additional losses.

Our oil and gas operations will be subject to the economic risks typically associated with exploitation and development activities, including the necessity of making significant expenditures to locate and acquire properties and to drill development wells. In addition, the availability of drilling rigs and the cost and timing of drilling, completing and, if warranted, operating wells is often uncertain. In conducting exploitation and development activities, the presence of unanticipated formation pressure or irregularities in formations, miscalculations or accidents may cause our exploitation, development and, if warranted, production activities to be unsuccessful. This could result in a total loss of our investment in a particular well. If exploitation and development efforts are unsuccessful in establishing proved reserves and development activities cease, the amounts accumulated as unproved costs will be charged against earnings as impairments.

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

The future performance of our oil and gas business will depend upon an ability to identify, acquire and develop oil and gas reserves that are economically recoverable. Success will depend upon the ability to acquire working and net revenue interests in properties upon which oil and gas reserves are ultimately discovered in commercial quantities, and the ability to develop prospects that contain proven oil and gas reserves to the point of production. Without successful acquisition, exploitation, and development activities, we will not be able to develop oil and gas reserves or generate revenues. There are no assurances oil and gas reserves will be identified or acquired on acceptable terms, or that oil and gas deposits will be discovered in sufficient quantities to enable us to recover our exploitation and development costs or sustain our business.

The successful acquisition and development of oil and gas properties requires an assessment of recoverable reserves, future oil and gas prices and operating costs, potential environmental and other liabilities, and other factors. Such assessments are necessarily inexact and their accuracy inherently uncertain. In addition, no assurances can be given that our exploitation and development activities will result in the discovery of any reserves. Operations may be curtailed, delayed or canceled as a result of lack of adequate capital and other factors, such as lack of availability of rigs and other equipment, title problems, weather, compliance with governmental regulations or price controls, mechanical difficulties, or unusual or unexpected formation pressures, and or work interruptions. In addition, the costs of exploitation and development may materially exceed our initial estimates.

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

The business of exploring for and producing oil and gas involves a substantial risk of investment loss. Drilling oil and gas wells involves the risk that the wells may be unproductive or that, although productive, the wells may not produce oil or gas in economic quantities. Other hazards, such as unusual or unexpected geological formation pressures, fires, blowouts, loss of circulation of drilling fluids or other conditions may substantially delay or prevent completion of any well. Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic if excessive water or other deleterious substances are encountered that impair or prevent the production of oil or gas from the well. In addition, production from any well may be unmarketable if it is contaminated with water or other deleterious substances. There can be no assurance that oil and gas will be produced from the properties in which we have interests. In addition, the marketability of oil and gas that may be acquired or discovered may be influenced by numerous factors beyond our control. These factors include the proximity and capacity of oil and gas, gathering systems, pipelines and processing equipment, market fluctuations in oil and natural gas prices, taxes, royalties, land lease tenure, allowable production volumes, and environmental protection regulations.

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

If we fail to maintain adequate operating insurance, our business could be materially and adversely affected.

Our oil and gas operations are subject to risks inherent in the oil and gas industry, such as blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution, earthquakes and other environmental risks. These risks could result in substantial losses due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage, and suspension of operations. We could be liable for environmental damages caused by previous property owners. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could have a material adverse effect on our financial condition and results of operations. Any prospective drilling contractor or operator which we hire will be required to maintain insurance of various types to cover its operations with policy limits and retention liability customary in the industry. We maintain well control, re-drill, environmental cleanup, and liability insurance on all of our field production and future drilling operations. However, the occurrence of a significant adverse event on such prospects that would happen to be not fully covered by insurance could result in the loss of all or part of our investment in a particular prospect which could have a material adverse effect on our financial condition and results of operations.

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

Our success depends largely upon the efforts, abilities, and decision-making of Paul C. Kirkitelos, Chairman of our Board, Chief Financial Officer, Treasurer, and Secretary; Everett Willard Gray II, Chief Executive Officer and

Vice-Chairman; H. Patrick Seale, President and Chief Operating Officer; and C. Martin Bloodworth, Vice President of Operations. The loss of these individuals would have an adverse effect on our business prospects. We do not currently maintain "key-man" life insurance and there is no contract in place assuring the services of Dr. Kirkitelos, Mr. Gray, Mr. Seale, or Mr. Bloodworth for any length of time. In the event that we should lose our officers and we are unable to find suitable replacements, we may not be able to develop our business, in which case investors might lose all of their investment.

Our management currently owns a large portion of our outstanding stock and may act to influence certain types of corporate actions, to the detriment of other stockholders.

Our management currently owns approximately 35.7% of our outstanding stock, with Dr. Paul C. Kirkitelos owning approximately 27.3%, and Mr. Everett Willard Gray, II owning approximately 6.7% . Accordingly, they may exercise significant influence over all matters requiring stockholder approval, including the election of directors and the determination of significant corporate actions. This concentration could also have the effect of delaying or preventing a change in control that could otherwise be beneficial to our stockholders.

If we issue additional shares of common stock in the future this may result in dilution to our existing stockholders.

Our articles of incorporation authorize the issuance of 2,000,000,000 shares of common stock. Our board of directors has the authority to issue additional shares of common stock up to the authorized capital stated in the articles of incorporation. Our board of directors may choose to issue some or all of such shares to provide additional financing in the future. The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. It will also cause a reduction in the proportionate ownership and voting power of all other stockholders.

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

Our common stock is quoted on the OTC Bulletin Board under the symbol "DRLY.” Companies quoted on the OTC Bulletin Board have traditionally experienced extreme price and volume fluctuations. In addition, our stock price may be adversely affected by factors that are unrelated or disproportionate to our operating performance. Market fluctuations, as well as general economic, political and market conditions such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. As a result of this potential price and volume volatility, an investor may have difficulty selling any of our common stock that they acquire that a price equal or greater than the price paid by the investor.

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

ITEM 2.              PROPERTIES

GENERAL BACKGROUND

From our inception, we have built our asset base primarily through property acquisitions that are geographically focused in the Permian Basin of West Texas and southeastern New Mexico, which we have identified as the most attractive region in which to develop our business.

As of July 31, 2009, our estimated proved reserves had a pre-tax PV10 (present value of future net revenues before income taxes discounted at 10%) of approximately $56.5 million and a Standardized Measure of Discounted Future Net Cash Flows of approximately $39.6 million. All of these reserves and values are currently contained in our Hanson Project, located in Eddy County, New Mexico.

The following table summarizes our total net proved reserves, pre-tax PV10 values, and Standardized Measure of Discounted Future Net Cash Flows as of July 31, 2009.

					Standardized
					Measure of
					Discounted
Geographic	Oil	Gas	Total	Pre-Tax	Future Net
Area	(Bbls)	(MCF)	(BOE)	PV10 Value	Cash Flows
New Mexico	3,078,306	1,636,350	3,351,031	$56,509,505	$39,609,312
Texas	0	0	0	$-	$-
Totals	3,078,306	1,636,350	3,351,031	$56,509,505	$39,609,312

Proved Reserves

Our estimates of total proved reserves as of July 31, 2009 (“SEC Reserves”) are based on an independent, third-party reserve assessment and report prepared by Russell Hall & Associates of Midland, Texas, independent petroleum engineers, in accordance with the provisions of SFAS 69, “Disclosures About Oil and Gas Producing Activities”. The estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploitation and development, price changes, and other factors.

Our 3,351,031 BOE of total proved SEC Reserves, which consist of approximately 91.9% oil and 8.1% natural gas, are summarized below as of July 31, 2009, on a pre-tax PV10 value and Standardized Measure of Discounted Future Net Cash Flow basis. Our reserve estimates have not been filed with any Federal authority or agency (other than the SEC).

As of July 31, 2009, all of our proved reserves are located in the State of New Mexico. Approximately 15.7% of the total proved reserves have been classified as proved developed producing, or “PDP”. Proved developed non-producing, or “PDNP” reserves make up approximately 4.8% of the total proved reserves. Proved undeveloped, or “PUD” reserves constitute approximately 79.5% of the total proved reserves as of July 31, 2009.

Our total proved SEC Reserves had a net pre-tax PV10 value as of July 31, 2009 of approximately $56.5 million and a Standardized Measure of Future Net Cash Flows (the “Standardized Measure”) of approximately $39.6 __ million. PDP reserves represent a PV10 value of approximately $8.3 million, or 14.7% of the pre-tax PV10 value, and a Standardized Measure of $5.8 million. PDNP reserves represent an additional pre-tax PV10 value of $2.3 million, or 4.1%, and a Standardized Measure of $1.6 million. The remaining $45.9 million of pre-tax PV10, or 81.2%, and $32.1 million of Standardized Measure are associated with the PUD reserves. On October 28, 2009, we acquired a 40% working interest in certain oil and gas properties in Eddy County, New Mexico that we refer to as the Cave Pool Project. The SEC Reserves presented in this Annual Report do not include the Cave Pool Project as those properties were acquired after our fiscal year ended July 31, 2009.

						Standardized
						Measure of
				% of		Discounted	Future
Geographic	Oil	Gas	Total	Total	Pre-Tax	Future Net	Capital
Area	(Bbls)	(MCF)	(BOE)	Proved	PV10 Value	Cash Flows	Expenditures
New Mexico:
PDP	516,679	50,639	525,119	15.7%	$8,333,774	$5,841,408	$-
PDNP	138,022	134,793	160,488	4.8%	$2,318,136	$1,624,857	$728,399
PUD	2,423,606	1,450,918	2,665,426	79.5%	$45,857,595	$32,143,047	$23,439,277
Total
Proved:	3,078,307	1,636,350	3,351,032	100.0%	$56,509,505	$39,609,312	$24,167,676
Texas:
PDP	0	0	0	0.0%	$-	$-	$-
PDNP	0	0	0	0.0%	$-	$-	$-
PUD	0	0	0	0.0%	$-	$-	$-
Total
Proved:	0	0	0	0.0%	$-	$-	$-
Total:
PDP	516,679	50,639	525,119	15.7%	$8,333,774	$5,841,408	$-
PDNP	138,022	134,793	160,488	0.0%	$2,318,136	$1,624,857	$728,399
PUD	2,423,606	1,450,918	2,665,426	0.0%	$45,857,595	$32,143,047	$23,439,277
Total
Proved:	3,078,307	1,636,350	3,351,032	15.7%	$56,509,505	$39,609,312	$24,167,676

These total proved SEC Reserves were evaluated using fixed prices of $65.12/Bbl and $3.628/MCF, the actual prices received as of July 31, 2009. The SEC Reserves compare favorably to Doral’s independent third-party proved reserves prepared in accordance with the standards set by the Society of Petroleum Engineers (“SPE Reserves) also by Russell Hall & Associates, independent petroleum engineers, as of July 1, 2009. Our SPE Reserves were evaluated using NYMEX oil and gas prices $50.00/Bbl & $3.75/MMBtu for 2009, $55.00/Bbl & $4.00/MMBtu for 2010, $60.00/Bbl & $4.50/MMBtu for 2011, and $65.00/Bbl & $5.00/MMBtu thereafter, respectively, with no further escalation. Doral’s total proved SPE Reserves as of July 1, 2009 (as reported in August 2009) were 4,064,441 Bbls oil and 2,473,586 MCF gas (4,476,705 BOE); with PDP SPE Reserves of 514,481 Bbls and 61,715 MCF (524,767 BOE – 11.7% of total proved); PDNP SPE Reserves of 139,052 Bbls and 135,075 MCF (161,564 BOE – 3.6% of total proved); and PUD SPE Reserves of 3,410,908 Bbls and 2,276,796 MCF (3,790,374 BOE – 84.7% of total proved).

Our SEC Reserves differ from our SPE Reserves mainly in the area of PUD reserves where only 81 of the 138 PUD locations contained in our SPE Reserves case were developed in the SEC Reserves due to the capital constraints imposed on future development drilling under the SEC guidelines.

SUMMARY OF OIL AND NATURAL GAS PROPERTIES AND PROJECTS

Hanson Project – Eddy County, New Mexico

The Hanson Project, our first producing acquisition, was acquired in July 2008 from Hanson Energy, a small independent operator based in Artesia, New Mexico. The Hanson Project is comprised of 66 leases which cover a leasehold of approximately 7,868 acres, all of which is located on the northwestern end of the Permian Basin along the Artesia-Vacuum Trend, in eastern Eddy County, east of the city of Artesia, NM. Doral Energy Corp. is the Operator of all leases in the Hanson Project. At the time of the acquisition, the Hanson Project contained a total of 186 wells: 161 producing wells (143 oil wells & 18 gas wells), 12 shut-in wells, and 13 water injection wells. The Artesia-Vacuum Trend is generally viewed as consisting of thirteen reservoirs along the Upper San Andres and Grayburg Platform. While the Artesia-Vacuum Trend is a relatively mature play, recent development of lower permeability Grayburg sandstones in the Grayburg Jackson Pool reservoir has reversed the decline of production and is an active focus of current development. Our Hanson Project leases convey the shallow rights, generally extending from the surface to a depth of approximately 3,500 feet, generally down through the Grayburg and San Andres formations along with the Fren, Seven Rivers, Queen, Loco Hills, Premier, and other productive zones generally found within this stratigraphic column.

As of July 31, 2009, the Hanson Project contains total proved SEC Reserves of 3.078 million barrels of oil (“MMBO”) and 1.636 billion cubic feet of natural gas (“BCFG”), equal to 3.35 million barrels of oil equivalent (“MMBOE”). Of these total proved reserves, 0.52 MMBOE are classified as proved developed producing (“PDP”) reserves, 0.16 MMBOE are classified as proved developed non-producing (“PDNP”) reserves, and 2.67 MMBOE are classified as proved undeveloped (“PUD”) reserves. These SEC Reserves contain 81 PUD drilling locations on the Hanson Project leasehold, which represent 58.7% of the 138 PUD locations contained in our SPE Reserves evaluation, and 47.1% of the 172 undeveloped locations that we have identified on the Hanson Project leases and carry in our in-house reserves.

We currently own a 100% working interest (“WI”) and an average net revenue interest (“NRI”) of 74.70% in 55 of the 66 leases in the Hanson Project. We also own an average working interest of 84.40% and an average net revenue interest of 67.10% in the remaining 11 leases in the Hanson Project. For the Hanson Project overall, we own an average 97.5% WI and an average 73.5% NRI in the 66 leases when considered as a whole.

The Hanson Project properties were acquired from Hanson Energy in July 2008 for the following consideration:

(a)	$5,000,000 in cash;
(b)	5,600,000 post 2009 Reverse Split and 2009 Forward Split shares of our common stock; and
(c)	An overriding royalty interest of 2.5% of 8/8ths of the oil and gas produced from the Hanson Project properties.

To complete the acquisition of the Hanson Project properties, on July 29, 2008, Doral entered into a Senior First Lien Secured Credit Agreement (the “Macquarie Credit Agreement”) with Macquarie Bank Limited (“Macquarie”). Under the terms of the Macquarie Credit Agreement, Macquarie agreed to provide Doral with: (i) a maximum of $25,000,000 under a revolving loan (the “Revolving Loan”); and (ii) a maximum of $25,000,000 under a term loan (the “Term Loan”). The amounts owed by us under the Macquarie Credit Agreement were due on July 30, 2009, however, Macquarie has agreed to forbear from exercising any of its remedies under the Macquarie Credit Agreement until at least January 29, 2010. The details of the Macquarie Credit Agreement are set out under heading “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation.” We are currently seeking to refinance the amounts owed by us under the Macquarie Credit Agreement.

In connection with entering into the Macquarie Credit Agreement, we granted to Macquarie Investment, LLC (“MAC”), a subsidiary of Macquarie, a net profits interest (the “MAC NPORRI”) over the Hanson Project properties. The MAC NPORRI entitles MAC to 35% of the net profits from the Hanson Project properties (proceeds less associated production and capital costs) beginning after all amounts due under the Macquarie Credit Agreement have been repaid. Once MAC has earned $5,000,000 under the MAC NPORRI, the MAC NPORRI net profits interest automatically reduces to 20%.

Over the past year, our improvement efforts in the Hanson Project have primarily involved:

(a)	the inspection and evaluation of existing Project wells, pumping units, and production facilities to ascertain and ensure operational efficiency;
(b)	testing of producing wells to ascertain accurate daily oil, gas and water production rates, and the testing of water injection rates to determine injectivity rates and pressures;
(c)	performing mechanical repair job workovers to restore non-productive wells to production;
(d)	performing repair and clean-out workovers, including well chemical treatments and acid stimulations to improve production rates; and
(e)	improving downhole pump designs and improving production facility equipment, piping, and flowlines to increase operational efficiencies.

During our July 31, 2009 fiscal year, we completed the Phase 0 Initial Well Repair Job Work Program, a first stage improvement work program which carried out mechanical repair jobs on 17 wells in the Hanson Project from November 2008 through January 2009. Post-job well tests on these 17 wells showed that the mechanical repair jobs restored 64.5 barrels of oil production per day (“BOPD”) to the Hanson Project’s daily production, which was 164% of the pre-job estimate of 39.3 BOPD. In repairing these 17 wells, we found that none of the downhole pumps were working, and more over, all of the pumps were of the wrong type (highly inefficient travelling-barrel design pumps), the wrong size (1-1/2” diameter instead of the proper 1-1/4” diameter pumps for these types of wells), and set at the wrong depth in the wells (above instead of below the perforations). Additionally, all of the wells exhibited very heavy paraffin in the tubing, in the casing, and in the pumps themselves. The 17 wells were restored to production with the proper 1-1/4” bottom-hold-down downhole pumps, installed proper the depth below the perforations, set to pump at the proper pumping speed pump strokes per minute, and optimizing pumping time intervals to efficiently pump the oil and water from the wells based on the amount of inflow from the formation. The repair jobs also carried out the cutting and removing paraffin from the tubing and wellbore, replacing bad rods and tubing where required, replacing and repairing wellheads, and repairing flowlines. The total gross expenditures for the work program were $278,931 which was 87.1% of the AFE estimates. Since the initial program was completed, we have carried out mechanical repair jobs on an additional 14 wells in the Hanson Project with similar results. We estimate that an additional 75 wells in the Hanson Project are currently in need of similar repairs to restore production to more optimum rates, representing a significant opportunity to further increase Hanson Project’s daily production.

In addition to increasing production through repair jobs and improvements on existing wells, it is our long-term goal to create additional value by implementing an infill development drilling program on the Hanson Project properties. Almost all of the current producing wells in the Hanson Project were drilled on 40-acre well spacing per well. Over the past 20-30 years, offset operators along the Artesia-Vacuum Trend have determined that shallow wells like those in the Hanson Project actually drain less than 20 acres in these shallow reservoirs like the Grayburg, San Andres, Premier, Fren, and others. These operators have successfully carried out infill drilling programs on 20-acre spacing with very good success, accessing and developing oil and gas reserves that would not have been produced otherwise by the original wells drilled on 40-acre spacing patterns. By carrying out an infill development drilling program to redevelop the Hanson Project leases on 20-acre well spacing, we anticipate that we will increase production from the Hanson Project properties. We have identified over 250 potential 20-acre infill drilling locations on the Eddy County Properties, and 172 of these locations have been classified as proved undeveloped locations in our in-house reserves. In completing the independent third-party SEC Reserve report for the Hanson Project as of July 31, 2009, Russell Hall & Associates included 81 (47.2%) of these 172 undrilled infill locations as PUD locations due to capital constraints imposed of PUD development capital under SEC reserve guidelines. An infill development drilling program for the Hanson Project is expected to take several years to complete.

In 2008, our engineers and geologists worked to develop the initial infill development drilling program for the Hanson Project properties (the “Phase 1 Development Program”). The proposed Phase 1 Development Program called for the drilling and completion of 21 infill development wells on 20-acre spacing at an estimated cost of approximately $9.6 million in order to develop gross reserves of approximately 1.98 MMBOE (million barrels of oil equivalent) in 2009. However, when we presented this very detailed Phase 1 Development Program to Macquarie Bank in November 2008 (as required under the terms of the Macquarie Credit Agreement), Macquarie informed us that the bank was not funding any new drilling programs at that time due to uncertainties arising from the precipitous drop in the price of oil over the last half of 2008 and a lack of available capital. As a result, our management and Macquarie agreed that we would withdraw the Phase 1 Development Program at that time and re-submit it in early 2010.

We anticipate that the Phase 1 Development Program or an infill 20-acre development drilling program with the same or similar wells and targets will move forward in the coming months, hopefully beginning in early 2010. In addition, drilling costs have decreased significantly in recent months, making the capital investment required smaller and thus making the drilling program more economic. Also, continuing work by our engineers and geologists has shown that a majority of the drilling in the Hanson Project can be achieved using air drilling instead of conventional fluid drilling which will reduce our drilling costs even further. In any event, the selection and timing of infill wells to be drilled under any infill development drilling program in the Hanson Project will be made based on: (i) continuing new geological interpretations and structure and net pay maps of the pay zones being prepared; (ii) updated development drilling well reserves based on both the cumulative production to-date and estimated ultimate recovery of offset wells from the target reservoirs; (iii) the presence of previously undeveloped and un-produced intervals in target pay zones present on the lease; (iv) volumetric reserve calculations where appropriate; (v) the status of lease production facilities and capacities; and (vi) access to gas sales markets for casinghead gas production. Readers are cautioned, however, that there is no assurance that the infill development plan will proceed when scheduled, as currently proposed, or at all.

Production History

The following table shows our net production volumes (net of royalties and amounts due to others), the average daily total net production rate, the average sales prices received, the average production costs (lifting costs) for oil and natural gas for the Hanson Project properties for the periods indicated.

	Year Ended July 31,
	2009	2008	2007
Item	Net	Net	Net
Oil Production (Bbls)	33,701	0	0
Natural Gas Production (MCF)	8,880	0	0
Total Production (BOE)	35,181	0	0

Daily Avg. Production (BOE/day)	96.4	0	0

Average Sales Price:
Oil ($/Bbl)	$53.48	$0.00	$0.00
Natural Gas ($/MCF)	$2.29	$0.00	$0.00
Total ($/BOE)	$52.02	$0.00	$0.00

Average Production Cost ($/BOE)	$14.63	$0.00	$0.00
Average Production Taxes ($/BOE)	$7.31	$0.00	$0.00

During the fiscal year ending July 31, 2009, our gross production totalled 46,166 Bbls oil and 12,164 MCF gas (48,193 BOE), which resulted in Doral net production totals of 33,701 Bbls oil and 8,880 MCF gas (35,181 BOE). The average oil price receive during the year was $53.48/BO, and the average gas price received was $2.29/MCF, yielding an average total price of $52.02/BOE. Total lease operating expenses during the fiscal year of $2.046 million yielded an average production cost of $58.16/BOE for the fiscal year ending July 31, 2009. The average production tax rate paid during the fiscal year was $7.55/BOE.

The average sales price amounts above are calculated by dividing revenue from oil sales by the volume of oil sold in barrels. The average gas sales price amounts above are calculated by dividing revenue from gas sales by the volume of gas sold, in MCF. The total average sales price amounts are calculated by dividing total revenues by total volume sold, BOE. The average production costs above are calculated by dividing production costs by total production in BOE.

Productive Wells

The following table represents our ownership of gross and net productive oil and gas wells as of July 31, 2008.

	Oil Wells		Gas Wells		Total Wells
State	Gross(1)	Net(2)	Gross(1)	Net(2)	Gross(1)	Net(2)
New Mexico	143	139.20	18	18.00	161	157.20
Texas	0	0.00	0	0.00	0	0.00
Total Wells	143	139.20	18	18.00	161	157.20

(1)	Gross wells refers to the number of wells in which Doral owns a working interest.
(2)	Net wells represents the number of wells attributable to our proportionate working interest in the respective gross wells.

Developed and Undeveloped Acreage

The following table summarizes the approximate gross and net developed and undeveloped acreage owned by Doral as of July 31, 2009. Net acreage is our working interest percentage ownership of gross acreage. Acreage in which our interest is limited to a royalty or overriding royalty interest only is excluded from this table.

			Undeveloped
	Developed Acreage(1)		Acreage(2)		Total Acreage
State	Gross(3)	Net(4)	Gross(3)	Net(4)	Gross(3)	Net(4)
New Mexico	6,089	5,940.5	1,779	1,703.9	7,868	7,644.4
Texas	0	0.0	0	0.0	0	0.0
Total Acreage	6,089	5,940.5	1,779	1,703.9	7,868	7,644.4

(1)	Developed acreage consists of spacing unit acres spaced assignable to productive wells.
(2)

Undeveloped acreage is considered to be those leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains underlying proved reserves.

(3)	Gross acres refers to the number of acres in which we own a working interest.
(4)	Net acres represents the number of acres attributable to our proportionate working interest ownership in the gross acreage.

Drilling Activities

The following table shows the number of gross and net productive and dry development wells and exploratory wells drilled by us during the last three fiscal years. We did not drill any development or exploratory wells during the fiscal year ending July 31, 2009, and have not drilled any development or exploratory wells over the past 3 fiscal years.

	Year Ended July 31,
	2009		2008		2007
	Gross	Net	Gross	Net	Gross	Net
Development Wells
Drilled:
Productive	0	0.0	0	0.0	0	0.0
Dry	0	0.0	0	0.0	0	0.0
Totals	0	0.0	0	0.0	0	0.0

Exploratory Wells Drilled:
Productive	0	0.0	0	0.0	0	0.0
Dry	0	0.0	0	0.0	0	0.0
Totals	0	0.0	0	0.0	0	0.0

Total Wells Drilled:
Productive	0	0.0	0	0.0	0	0.0
Dry	0	0.0	0	0.0	0	0.0
Total Wells	0	0.0	0	0.0	0	0.0

Present Activities

As of July 31, 2009, we were not in the process of drilling any development or exploratory wells or conducting completion operations on any development or exploratory well.

We are currently in the process of carrying out recompletion operations on one previously suspended well, the Mustang 28 Federal #1 well, located on the Company’s Federal S lease of the Hanson Project, approximately 0.5 mile south of Loco Hills, NM. This well was originally drilled to 5,490’ as a Paddock test well by Anadarko Petroleum Corp. in October 2001 and had been suspended since Anadarko ceased Paddock testing in early 2002. The wellbore was acquired by Doral as part of the Hanson Project which included rights from the surface to a depth of 4,000’ on the Federal S lease. Doral is in the process of recompleting this well as a Grayburg-San Andres completion in the Grayburg Jackson Pool.

Delivery Commitments

As of July 31, 2009, the Company had no obligations or delivery commitments under any existing contracts.

Other Projects and Properties

Cave Pool Project – Eddy County, New Mexico

On October 28, 2009, Doral West Corp. (“Doral West”), a wholly owned subsidiary of Doral Energy Corp., entered into an agreement (the “Blugrass Agreement”) with Blugrass Energy Inc. (“Blugrass”) to purchase a 40% working interest in certain oil and gas properties (the “Cave Pool Unit Properties”) located in and around the Cave Pool Unit in Eddy County, New Mexico approximately 5 miles northwest of Loco Hills, New Mexico. The effective date of the acquisition is October 12, 2009. The Cave Pool Unit Properties are comprised of the Cave Pool Unit and ten (10) leases that make up approximately 2,800 gross acres of leasehold, which Doral now designates as the Cave Pool Project. The Cave Pool Project currently produces approximately 10 BOEPD from a total of 39 wells completed in the Grayburg formation in the Grayburg Jackson Pool.

The Cave Pool Unit Properties are located adjacent to 3 leases that are a part of our Hanson Project, which contain 6 wells producing from the Grayburg and San Andres formations and 9 PUD locations in the Square Lake Field. As operator of the Cave Pool Project, we envision a re-development of the Cave Pool Unit Properties as a 20-acre 5-spot Grayburg waterflood project which has the potential to develop significant undeveloped reserves.

The Cave Pool Unit Properties were acquired by Blugrass from Robinhood LLC on October 12, 2009. Under the terms of the Blugrass Agreement, we have acquired a 40% interest is all of Blugrass’ right, title and interest in the Cave Pool Unit Properties, including the production on-hand and sales generated from the properties after the effective date of October 12, 2009. In consideration for this interest Doral has agreed to:

1.	Share with Blugrass access to appropriate Doral proprietary geological and engineering data and information to enhance the re-development of the Cave Pool Unit Properties;

2.	Pay for and cause the preparation of an independent third-party reserve report on the Cave Pool Unit Properties to be prepared;

3.	Pay for and obtain title opinions for the leases contained in the Cave Pool Project; and

4.	Be assigned as the Operator of the Cave Pool Project.

For their part, Blugrass has agreed to pay for the first $200,000 of well repairs and workovers on the Cave Pool Unit Properties, with Doral West and Blugrass proportionately sharing the cost of all repairs and workovers thereafter. An initial 10 Cave Pool Project wells have been identified for repair jobs and will be re-worked by Doral in the near future, adding to the daily production from the Project.

In addition, the Blugrass Agreement provides that, if Blugrass chooses to sell their remaining interest in the Cave Pool Unit Properties, Doral will have a preferential right to purchase that interest at the greater of:

(a)	$2,000,000; or
(b)	$40,000 per producing net barrel of oil equivalent per day (“BOEPD”) from the Cave Pool Unit Properties.

The following table shows the effect of the acquisition of the Cave Pool Project on our productive wells after October 12, 2009. The Cave Pool Project will increase our number of Oil Wells to 179 wells (gross) and 153.50 wells (net); our Gas Wells to 19 wells (gross) and 18.40 wells (net); and our Total Productive Wells to 198 wells (gross) and 172.00 wells (net).

	Oil Wells		Gas Wells		Total Wells
Project	Gross(1)	Net(2)	Gross(1)	Net(2)	Gross(1)	Net(2)
Hanson Project	143	139.20	18	18.00	161	157.20
Cave Pool Project	36	14.40	1	0.40	37	14.80
Total Wells	179	153.60	19	18.40	198	172.00

(1)	Gross wells refers to the number of wells in which Doral owns a working interest.
(2)	Net wells represents the number of wells attributable to our proportionate working interest in the respective gross wells.

Correspondingly, the following table shows the effect of the acquisition of the Cave Pool Project on our Developed and Undeveloped Acreage after October 12, 2009. The Cave Pool Project will increase our Developed Acreage to 7,329 acres (gross) and 6,436.5 acres (net); our Undeveloped Acreage to 3,139 acres (gross) and 2,247.9 acres (net); and our Total Acreage to 10,468 acres (gross) and 8,684.4 acres (net) in Eddy County, New Mexico.

			Undeveloped
	Developed Acreage(1)		Acreage(2)		Total Acreage
Project	Gross(3)	Net(4)	Gross(3)	Net(4)	Gross(3)	Net(4)
Hanson Project	6,089	5,940.5	1,779	1,703.9	7,868	7,644.4
Cave Pool Project	1,240	496.0	1,360	544.0	2,600	1,040.0
Total Acreage	7,329	6,436.5	3,139	2,247.9	10,468	8,684.4

(1)	Developed acreage consists of spacing unit acres spaced assignable to productive wells.
(2)

Undeveloped acreage is considered to be those leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains underlying proved reserves.

(3)	Gross acres refers to the number of acres in which we own a working interest.
(4)	Net acres represents the number of acres attributable to our proportionate working interest ownership in the gross acreage.

Miltex Properties – Cochran County, Texas

On January 15, 2009, we entered into an agreement (the “Miltex Agreement”) with Miltex Oil Company (“Miltex”) for the acquisition of six (6) San Andres waterflood units located in Cochran County, Texas (the “Miltex Properties”). Pursuant to the terms of the Miltex Agreement and pursuant to amendment agreements dated February 23, 2009, March 31, 2009, and April 21, 2009, we paid to Miltex a total of $245,000 in cash and a total of 250,000 post 2009 Forward Split shares towards the purchase of the Miltex Properties.

On July 30, 2009, we assigned our right to purchase the Miltex Properties to Legacy Reserves LP in consideration for a total of $750,000 in cash, consisting of $600,000 for the assignment of our right to purchase the Miltex Properties, plus an additional $150,000 to reimburse us for amounts due to a third party for brokering the sale of the Miltex Properties.

Slape Oil Company, Inc. and Flaming S, Inc. – Cochran & Hockley Counties, Texas

On May 5, 2009 and May 15, 2009, respectively, we entered into agreements for the acquisition of Flaming S, Inc. (“Flaming S”) and Slape Oil Company, Inc. (“Slape Oil”). Flaming S and Slape Oil are oil and gas corporations with producing properties in Cochran and Hockley Counties, Texas. In July 2009, the agreements to acquire Flaming S and Slape Oil were cancelled. A total of 400,000 shares of Doral restricted common stock issued to the shareholders of Flaming S and Slape Oil as deposits were returned to the Company.

ITEM 3.                LEGAL PROCEEDINGS

We are not a party to any legal proceedings outside of ordinary routine proceedings incidental to our business and which, in the aggregate, do not involve amounts greater than 10% of our current assets.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders during the fourth quarter of our fiscal year ended July 31, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Quotations for our common stock were entered on the OTC Bulletin Board (the “OTCBB”) under the symbol LNGG beginning on April 20, 2007. Our symbol was changed to LNGE on January 8, 2008 upon completion of our 25-for-1 forward stock split. As a result of our name change to Doral Energy Corp., our symbol was changed to DENG on April 30, 2008. On January 23, 2009, as a result of our 1-for-6.25 reverse stock split, our symbol was changed to DEGY. On September 14, 2009, as a result of our 5-for-1 forward stock split, our symbol was changed to DRLY.

The high and the low bid prices for our shares for the last two fiscal years as reported by the OTCBB were:

Fiscal Quarter	High	Low
2008 Q1 (ended Oct. 31, 2007)	$0.00	$0.00
2008 Q2 (ended Jan. 31, 2008)	$0.50	$0.00
2008 Q3 (ended Apr. 30, 2008)	$0.075	$0.00
2008 Q4 (ended Jul. 31, 2008)	$0.00	$0.00
2009 Q1 (ended Oct. 31, 2008)	$0.00	$0.00
2009 Q2 (ended Jan. 31, 2009)	$0.30	$0.02
2009 Q3 (ended Apr. 30, 2009)	$0.64	$0.30
2009 Q4 (ended Jul. 31, 2009)	$0.624	$0.50

The above quotations have been adjusted to reflect the 2008 Forward Split, the 2009 Reverse Split and the 2009 Forward Split. Quotations provided by the OTCBB reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders

As of November 12, 2009, there were 87,116,470 shares of our common stock issued and outstanding that are held of record by 31 registered stockholders. We believe that a number of stockholders hold their shares of our common stock in brokerage accounts and registered in the name of stock depositories.

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

Recent Sales of Unregistered Securities

All unregistered sales of our equity securities made during the year ended July 31, 2009 have been reported by us in our Quarterly Reports or in our Current Reports filed with the SEC during the year.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATION

Summary of Year End Results
	Year Ended July 31		Percentage
	2009	2008	Increase / (Decrease)
Revenue	$1,832,146	$-	n/a
Expenses	(4,235,933)	(493,929)	757.6%
Gain on Sale of Oil and Gas Properties	131,288	-	n/a
and Other
Interest Expense	(947,705)	(9,943)	9,431.4%
Price Risk Management Activities	1,317,839	-	n/a
Income Tax Expense	9,602	-	n/a
Net Loss	$(1,911,967)	$(503,872)	279.5%

Revenues

During the year ended July 31, 2009 we recognized revenues from the sale of crude oil and natural gas of $1,832,146. Revenues recognized from the Eddy County Properties were lower than those recognized for the year ended July 31, 2008 by the previous operators, Hanson Energy. See Note 3 to the unaudited financial statements included in this Annual Report. We believe that the primary reason that revenues were lower for the year ended July 31, 2009 is that the average price of crude oil was significantly lower during the year ended July 31, 2009 as compared to the comparable year ended July 31, 2008. This decrease was partially offset by an increase in the volume of oil produced. Revenues from the sale of oil and gas are recognized based on the actual volume of oil and gas sold to purchasers. Although we have begun to incrementally increase production from the Hanson Project Properties by making improvements to existing well facilities, our revenues are also subject to fluctuations in the market price of crude oil and natural gas. Although we have entered into hedging positions that provide us with partial protection against price decreases, prolonged downturns in the price of crude oil and natural gas will have an adverse effect on our revenues. See “Risk Factors.”

Under the terms of the Macquarie Credit Agreement, we are required, on a monthly basis, to pay to Macquarie 100% of our net operating cash flows from all sources (including, but not limited to the Hanson Project Properties) less an allocated amount for our general and administrative expenses, until all amounts advanced under the Macquarie Credit Agreement have been repaid. The amount allocated for our general and administrative expenses was equal to $125,000 per month up to March 31, 2009, and since that date has been equal to 10% of our net operating cash flows for the month. The amounts paid to Macquarie are applied to interest and principal payable under the Macquarie Credit Agreement.

Operating Expenses

Our operating expenses for the years ended July 31, 2009 and 2008, consisted of the following:

	Year Ended July 31,		Percentage
	2009	2008	Increase / (Decrease)
Operating Costs	$1,780,266	$-	n/a
Production Taxes	265,780	-	n/a
Depreciation, Depletion, and Amortization	451,994	144	313,784.7%
Accretion Expense	74,820	-	n/a
General and Administrative	1,663,073	493,785	236.8%
Total	$4,235,933	$493,929	757.6%

Our expenses for the year ended July 31, 2009 increased substantially as compared to the year ended July 31, 2008. Operating costs are the costs associated with our oil and gas production activities for the period.

Production taxes are severance and ad valorem taxes payable in respect of the oil and gas production from our properties.

Our expenses for the year ended July 31, 2008 were significantly lower as we had little to no operations during that period. Expenses for the year ended July 31, 2009 are expected to be more indicative of our future expenses. However, expenses in future periods may be significantly greater depending upon the extent of any developmental activities that we engage in on our properties.

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

Aug 2008 - Dec 2008: 1,900 barrels per month
Jan 2009 - Dec 2009: 1,700 barrels per month
Jan 2010 - Dec 2010: 1,600 barrels per month
Jan 2011 - Jul 2011: 1,400 barrels per month

During December 2008, we re-structured our hedge position to guarantee more near-term income by closing out our old position and using the value realized to enter into a combination of a swap and a costless collar, with more volume hedged in the near term. The swap, with a fixed price of $94, covers the period from January 2009 through June 2010 and effectively guarantees us $94 per barrel on an average of our first 2,250 barrels of production each month. From July 2010 through December 2011, there is a costless collar in effect on an average of 1,850 barrels per month, guaranteeing a minimum of $60 a barrel and a maximum of $94 a barrel.

Included in price risk management activities for the year ended July 31, 2009 are hedge settlements of $903,960. These settlements represent the difference between the hedge prices of $100 and the actual price received for the volumes hedged for the months of August – December 2008 and the difference between the hedge price of $94 and the actual price received for the volumes hedged for the months of January 2009 through July 2009.

During the year ended July 31, 2009, we recognized a derivative asset of $413,879, with the change in fair value reflected in other income.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At July 31, 2009	At July 31, 2008	Increase / (Decrease)
Current Assets	$1,310,324	$687,136	90.7%
Current Liabilities	(7,538,514)	(271,251)	2,679.2%
Working Capital (Deficit)	$(6,228,190)	$415,885	(1,397.6)%

Cash Flows
	Year Ended	Year Ended
	July 31, 2009	July 31, 2008
Cash Flows Used in Operating Activities	$(868,000)	$(294,632)
Cash Flows Used in Investing Activities	(375,578)	(5,097,090)
Cash Flows From Financing Activities	1,625,884	5,415,000
Net Increase (Decrease) in Cash During Period	$382,306	$23,278

As at July 31, 2009, we had a working capital deficit of $6,228,190.

Although the Hanson Project Properties generate cash flows, under the terms of our Macquarie Credit Agreement with Macquarie, until we have repaid all amounts advanced by Macquarie, we are required to pay Macquarie 100% of our net operating cash flows from all sources, less an allocated amount for our general administrative expenses. As such, until such time as we have repaid all amounts advanced to us by Macquarie, we expect that our primary sources of financing will be additional advances from Macquarie under the Macquarie Credit Agreement, other forms of debt financing, and proceeds from the sale of our common stock. We are currently seeking to refinance our existing debt, including the amounts owed under the Macquarie Credit Agreement. However, there is no assurance that we will be able to refinance our existing debt or that we will be able to obtain additional financing in the future. If we sell additional shares of our common stock, existing stockholders will experience a dilution of their proportionate interests in our Company.

Macquarie Credit Agreement

Under the terms of the Macquarie Credit Agreement, Macquarie agreed to provide us with: (i) a maximum of $25,000,000 under a revolving loan (the “Revolving Loan”); and (ii) a maximum of $25,000,000 under a term loan (the “Term Loan”). Advances under the Macquarie Credit Agreement were used to fund our acquisition of, and improvements on, the Hanson Project Properties and for working capital purposes. Future advances are subject to prior approval by Macquarie, and we are required to submit to Macquarie an estimate of expenses for work to be performed on our properties.

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

Due to our management’s decision to temporarily postpone our proposed Infill Development Plan for the Hanson Project Properties in response to the precipitous decline in the price of oil from mid-2008, the due date for the amounts owed by us under the Macquarie Credit Agreement was moved up from July 30, 2011 to July 30, 2009. Macquarie has agreed to forbear from exercising its remedies under the Macquarie Credit Agreement until at least January 29, 2010. To obtain Macquarie’s agreement to forbear from exercising its remedies, we:

(a)	paid Macquarie a fee of $25,000;

(b)	agreed to an increased interest rate on amounts owed under the Macquarie Credit Agreement to:

	(i)	with respect to the Revolving Loan, 3.5% over LIBOR in respect of amounts earning interest tied to LIBOR, and 1.75% over prime in respect of amounts earning interest tied to the prime rate, and

	(ii)	with respect to the Term Loan, 7.0% over LIBOR in respect of amounts earning interest tied to LIBOR, and 5.25% over prime in respect of amounts earning interest tied to the prime rate.

In addition, the terms of the forbearance agreement provide that, if we do not receive a valid offer to purchase some or all of the Hanson Project Properties by November 30, 2009 and we have accounts payable greater than $125,000 that are past due, we will be required to pay Macquarie an additional fee of $50,000, and interest rates under the Macquarie Credit Agreement will increase as follows:

(i)	with respect to the Revolving Loan, 4.0% over LIBOR in respect of amounts earning interest tied to LIBOR, and 2.25% over prime in respect of amounts earning interest tied to the prime rate; and

(ii)	with respect to the Term Loan, 7.5% over LIBOR in respect of amounts earning interest tied to LIBOR, and 5.75% over prime in respect of amounts earning interest tied to the prime rate.

If we do not receive a valid offer to purchase some or all of the Hanson Project Properties by December 31, 2009 and we have accounts payable greater than $100,000 that are past due, we will be required to pay

Macquarie an additional fee of $100,000 and interest rates under the Macquarie Credit Agreement will increase as follows:

(i)	with respect to the Revolving Loan, 5.5% over LIBOR in respect of amounts earning interest tied to LIBOR, and 3.75% over prime in respect of amounts earning interest tied to the prime rate; and

(ii)	with respect to the Term Loan, 9.0% over LIBOR in respect of amounts earning interest tied to LIBOR, and 7.25% over prime in respect of amounts earning interest tied to the prime rate.

As of July 31, 2009, we owed Macquarie $5,888,196. We are currently seeking to refinance the amounts owed by us under the Macquarie Credit Agreement, however there is no assurance that we will be able to do so.

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

On August 24, 2009, we issued a convertible promissory note (the “Note”) in the principal amount of $250,000 to W.S. Oil and Gas Limited, a limited partnership controlled by Everett Willard Gray, II, our Vice Chairman and Chief Executive Officer and a holder of more than five percent of our common stock, in consideration for a loan from W.S. Oil and Gas in the principal amount of the Note. Under the terms of the Note, we shall repay to W.S. Oil and Gas a total of $500,000, payable in installments as follows:

(i)	24 monthly installments of $16,666.67 beginning November 1, 2009; and

(ii)	12 monthly installments of $8,333.33 beginning November 1, 2011.

In the event that we default under the terms of the Note, W.S. Oil and Gas shall have the right to convert any remaining principal and interest due under the Note into shares of our common stock at a conversion price equal to the greater of four times the fair market value of our common stock at the time the conversion right is exercised, and $0.05. A default under the Note includes a default by us under any instrument for borrowed money in excess of $50,000, provided that any default existing as of the date the Note was issued is not considered an event of default under the Note unless such default persists for a period of 6 months after the date the Note was issued.

RESTATEMENT OF FINANCIAL STATEMENTS FOR JULY 31, 2008, OCTOBER 31, 2008, JANUARY 31, 2009 AND APRIL 30, 2009

When preparing our financial statements for the fiscal year ended July 31, 2009, we determined that the original valuation model for the net profit overriding royalty interest (the “MAC NPORRI”) granted to Macquarie in connection with the Macquarie Credit Agreement contained errors that resulted in an overstatement of the value of the MAC NPORRI. After discovering this issue, we engaged an independent economist to re-evaluate the value of the MAC NPORRI, resulting in a substantially lower value being assigned to the NPORRI at the date of grant than the value originally assigned for accounting purposes. Correcting this overvaluation is expected to result in our recording approximately $5.1 million less in interest expense and approximately $3.3 million less in net losses for the full fiscal year ended July 31, 2009 than originally anticipated

Also as a result of this correction, on November 4, 2009, our management and Board of Directors concluded that our audited financial statements for the year ended July 31, 2008, and our unaudited financial statements for the interim periods ended October 31, 2008, January 31, 2009 and April 30, 2009, (collectively, the “Relevant Periods”) should no longer be relied upon and will be restated. Correcting the above valuation error is expected to have the following effects on our financial statements for the Relevant Periods:

Year ended July 31, 2008

Financial Statement Item	Increase (Decrease)
Oil and gas properties	$5,118,254
Notes payable	$5,118,254

Three months ended October 31, 2008

Financial Statement Item	Increase (Decrease)
Oil and gas properties	$5,107,408
Notes payable	$5,098,946
Depletion expense	$10,846
Interest expense	$(19,308)
Net loss	$8,462

Three months ended January 31, 2009

Financial Statement Item	Increase (Decrease)
Oil and gas properties	$5,104,771
Deferred federal income tax assets	$(1,775,537)
Depletion expense	$2,637
Interest expense	$(5,098,946)
Income tax benefit	$(1,775,537)
Net loss	$(3,320,772)

Three months ended April 30, 2009

Financial Statement Item	Increase (Decrease)
Oil and gas properties	$5,099,918
Deferred federal income tax assets	$(1,775,537)
Depletion expense	$4,853
Net loss	$4,853

We expect to file restated financial statements for the Relevant Periods as soon as practicable.

Our Board of Directors discussed the decision to restate our financial statements for the Relevant Periods with the Company’s independent registered public accounting firm, Malone & Bailey, PC.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles (”GAAP”) in the United States has required our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. Our significant accounting policies are disclosed in the notes to the audited financial statements for the fiscal year ended July 31, 2009 included in this Annual Report on Form 10-K.

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

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements:
Audited financial statements as of July 31, 2009, including:

Financial Statements of Doral Energy Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Doral Energy Corp.
Midland, Texas

We have audited the accompanying consolidated balance sheets of Doral Energy Corp. as of July 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Doral Energy Corp. as of July 31, 2009 and 2008 and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Doral will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, Doral has negative working capital and recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 4 to the financial statements, the Company's oil and gas properties and notes payable at July 31, 2008 were understated. This discovery was made subsequent to the issuance of the fiscal 2008 financial statements. The financial statements have been restated to increase the oil and gas properties and the notes payable.

/s/ Malone & Bailey, PC

www.malone-bailey.com
Houston, Texas

November 13, 2009

Doral Energy Corp.
Consolidated Balance Sheets
July 31, 2009 and 2008

	2009	2008
		(Restated)
ASSETS
Current assets
Cash and cash equivalents	$436,806	$54,500
Accounts receivable, net of allowance for doubtful accounts of $-	232,934	-
Restricted cash – note proceeds restricted as to use	170,377	566,960
Current derivative asset	468,607	-
Prepaid insurance	1,600	65,676
Total current assets	1,310,324	687,136

Office equipment, net of depreciation	247,111	104
Oil and gas properties- Proved, using full cost method of accounting , net of accumulated depreciation, depletion and amortization of $419,068 and $0,
respectively	19,897,062	19,834,246
Deferred federal income tax	85,213	-
Deferred financing cost	-	58,040
Security deposit	210,087	1,105

Total assets	$21,749,797	$20,580,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$333,698	$201,947
Accounts payable – related party	81,183	50,919
Accrued interest payable	55,537	9,943
Current portion of long term debt	6,636,372	-
Current portion of notes payable to related party	150,000	-
Convertible note payable, net of discount of $118,523 and $0,
respectively	181,477	-
Deferred income tax	94,144	-
Other current liabilities	6,103	8,442
Total current liabilities	7,538,514	271,251

Notes payable, net of discount of $0 and $181,746, respectively	480,784	5,738,254
Notes payable to related party, net of discount of $250,000 and $0,
respectively	100,000	-
Noncurrent derivative liability	54,728	-
Asset retirement obligation	903,654	918,902
Total liabilities	9,077,680	6,928,407

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 400,000,000 shares authorized, 86,937,470
and 85,862,000 shares issued and outstanding, respectively	86,937	85,862
Additional paid-in capital	15,119,274	14,188,489
Accumulated deficit	(2,534,094)	(622,127)
Total stockholders’ equity	12,672,117	13,652,224

Total liabilities and stockholders’ equity	$21,749,797	$20,580,631

The accompanying notes are an integral part of these consolidated financial statements.

Doral Energy Corp.
Consolidated Statements of Operations
For the years ended July 31, 2009 and 2008

	2009	2008

Oil and gas sales revenue	$1,832,146	$-

Expenses:
Operating costs	1,780,266	-
Production taxes	265,780	-
Depreciation, depletion and amortization	451,994	144
Accretion expense	74,820	-
General and administrative	1,663,073	493,785
Total expense	4,235,933	493,929
Operating loss	(2,403,787)	(493,929)

Other income (expense):
Gain on sale of oil and gas properties and other	131,288	-
Interest expense	(947,705)	(9,943)
Price risk management activities	1,317,839	-
Loss before income taxes	(1,902,365)	(503,872)
Income tax expense	9,602	-
Net loss	$(1,911,967)	$(503,872)

Net loss per share:
Basic and diluted	$(0.02)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	86,132,823	80,242,022

The accompanying notes are an integral part of these consolidated financial statements

Doral Energy Corp.
Consolidated Statements of Cash Flows
For the years ended July 31, 2009 and 2008

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,911,967)	$(503,872)
Adjustments to reconcile net loss to cash used by operating
activities
Depreciation, depletion and amortization	451,994	144
Accretion	74,820	-
Change in value of derivative asset and liability	(413,879)	-
Gain on sale of oil and gas properties and other	(131,288)	-
Share based compensation	174,600	-
Stock options exercised in exchange for service	206,735
Contribution of rent and salary	-	10,501
Non-cash interest expense	540,886	9,943
Changes in operating assets and liabilities:
Accounts receivable	(232,934)	-
Prepaid expenses and other current assets	64,076	(65,676)
Deposits	(3,244)	(1,105)
Accounts payable	229,751	209,055
Accounts payable – related party	30,264	46,378
Accrued interest payable	45,594	-
Other current liabilities	(2,339)	-
Deferred tax liability	8,931	-
NET CASH USED BY OPERATING ACTIVITIES	(868,000)	(294,632)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposits paid to acquire Miltex properties	(325,000)	-
Net proceeds from sale of right to purchase Miltex	600,000	-
properties
Purchase of property and equipment	(78,626)	-
Purchases of oil and gas properties	(571,952)	(5,097,090)
CASH FLOWS USED IN INVESTING ACTIVITIES	(375,578)	(5,097,090)

CASH FLOWS FROM FINANCING ACTIVITIES
Amounts due to related party	-	-
Proceeds from issuance of notes payable	1,566,348	5,920,000
Repayments of notes payable	(166,711)	-
Deferred financing costs incurred	(119,623)	(53,000)
Change in note proceeds restricted as to use	396,583	(572,000)
Proceeds from sale of common stock	30,025	120,000
Deposit paid to investor advisor	(80,738)	-
CASH FLOWS PROVIDED BY FINANCING	1,625,884	5,415,000
ACTIVITIES

NET INCREASE(DECREASE) IN CASH AND CASH
EQUIVALENTS	382,306	23,278
Effect of unrealized exchange rate changes	-	(46)
Cash and cash equivalents, beginning of period	54,500	31,268
Cash and cash equivalents, end of period	$436,806	$54,500

Supplemental disclosures of cash flow information:
Interest paid	$(364,754)	-
Income taxes paid	-	$-

Noncash investing and financing activities:
Fixed assets acquired through the issuance of notes	$197,519	$-
payable
Stock issued for deposit—CK Cooper	125,000	-
Stock issued to extend closing of Miltex acquisition	147,500	-
Stock issued for purchase of oil and gas properties		14,000,000
Asset retirement obligation incurred		918,902

The accompanying notes are an integral part of these consolidated financial statements

Doral Energy Corp.
Consolidated Statements of Stockholders’ Equity
For the years ended July 31, 2009 and 2008

			Additional
	Common	Par	Paid-In	Accumulated
	Shares*	Amount	Capital	Deficit	Total

Balance, July 31, 2007	80,070,000	$80,070	$63,780	$(118,209)	$25,641
Fair value of rent and
management services
donated by Directors	-	-	10,501	-	10,501
Shares issued for:
Purchase of oil and gas	5,600,000	5,600	13,994,400	-	14,000,000
property
Cash	192,000	192	119,808	-	120,000
Net loss	-	-	-	(503,872)	(503,872)
Foreign currency translation	-	-	-	(46)	(46)
adjustment
Total comprehensive				(503,918)
loss

Balance, July 31, 2008	85,862,000	85,862	14,188,489	(622,127)	13,652,224
Shares issued for:
Cash	79,470	79	29,946	-	30,025
Services	550,000	550	299,050	-	299,600
Extension on asset	250,000	250	147,250	-	147,500
purchase agreement
Exercise of stock options	196,000	196	97,804	-	98,000
Discount on convertible			150,000	-	150,000
debt
Stock based compensation	-	-	206,735	-	206.735
Net loss	-	-	-	(1,911,967)	(1,911,967)

Balance, July 31, 2009	86,937,470	$86,937	$15,119,274	$(2,534,094)	$12,672,117

*

The common stock issued has been retroactively restated to reflect a reverse stock split of four new shares of common stock for 25 old shares of common stock, effective January 23, 2009 and a forward stock split of five new shares of common stock for one old share of common stock, effective September 14, 2009. The number of authorized shares and the par value per share, as well as certain per share information, as referred to in these financial statements have been restated where applicable to give retroactive effect of the forward stock split.

The accompanying notes are an integral part of these consolidated financial statements.

Doral Energy Corp.
Notes to Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

We were incorporated under the laws of Nevada, USA, on October 25, 2005 as Language Enterprises Corp. Our principal executive offices are in Midland, Texas. In February 2008, we formed Doral West Corp., a wholly owned subsidiary to participate in future acquisitions. Effective April 28, 2008, Language Enterprise Corp. changed its name to Doral Energy Corp.

On July 29, 2008, we acquired certain oil and gas properties and changed their business focus to that of a company engaged in the acquisition, operation, exploration and development of oil and gas properties and prospects. The future plan is to acquire additional producing properties with strong proven reserves and considerable undrilled inventory that can be explored and developed with reasonable levels of forward risk. We anticipate financing these acquisitions with a combination of cash and shares of common stock.

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

Cash and cash equivalents

For purposes of the balance sheet and statement of cash flows, we consider all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At July 31, 2009 and 2008, we had no cash equivalents. We may, in the normal course of operations, maintain cash balances in excess of federally insured limits. As of July 31, 2009, we had cash balances of $186,806 in excess of federally insured limits.

Restricted cash – note proceeds restricted as to use

At July 31, 2009, we had $170,377 of restricted cash. The restricted cash represents proceeds from the revolving loan payable to Macquarie (See Note 7) which are restricted as to use under the terms of the credit agreement. These funds may be used to pay lease operating expenses, note interest, certain fees associated with obtaining the note and certain general and administrative expenses.

Deferred financing cost

In connection with debt financing, we paid $190,970 in fees, of which $58,040 was paid in prior year. These fees were written off to interest expense during the year ended July 31, 2009. (See Note 7)

Concentrations of Credit Risk

All of our receivables are due from oil and natural gas purchasers. We sold approximately 90% and 6% of our oil and natural gas production to two customers during the year ended July 31, 2009. At July 31, 2009, these two customers accounted for approximately 60% and 7%, respectively of accounts receivable.

Office equipment

Property and equipment is stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives ranging from three to five years.

Oil and gas properties

We follow the full cost method of accounting for its oil and natural gas properties, whereby all costs incurred in connection with the acquisition, exploration for and development of petroleum and natural gas reserves are capitalized. Such costs include lease acquisition, geological and geophysical activities, rentals on non-producing leases, drilling, completing and equipping of oil and gas wells and administrative costs directly attributable to those activities and asset retirement costs. Disposition of oil and gas properties are accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capital costs and proved reserves of oil and gas, in which case the gain or loss is recognized to income.

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

Ceiling test

In applying the full cost method, we perform an impairment test (ceiling test) at each reporting date, whereby the carrying value of oil and gas property and equipment is limited to the “estimated present value” of the future net revenues from its proved reserves, discounted at a 10-percent interest rate and based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to any book and tax basis differences of the properties. As of July 31, 2009, no impairment of oil and gas properties was recorded.

Asset retirement obligation

In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations”, we record the fair value of a liability for asset retirement obligations (“ARO”) in the period in which an obligation is incurred and records a corresponding increase in the carrying amount of the related long-lived asset. Our asset retirement obligations primarily relate to the abandonment of oil and gas properties. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of oil and gas properties and is depleted over the useful life of the asset. The settlement date fair value is discounted at our credit adjusted risk-free rate in determining the abandonment liability. The abandonment liability is accreted with the passage of time to its expected settlement fair value. Revisions to such estimates are recorded as adjustments to ARO and capitalized asset retirement costs and are charged to operations in the period in which they become known. At the time the abandonment cost is incurred, we are required to recognize a gain or loss if the actual costs do not equal the estimated costs included in ARO.

The amounts recognized for ARO are based upon numerous estimates and assumptions, including future abandonment costs, future recoverable quantities of oil and gas, future inflation rates, and the credit adjusted risk free interest rate.

Derivatives

Derivative financial instruments, utilized to manage or reduce commodity price risk related to our production, are accounted for under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and for Hedging Activities”. Under this pronouncement, derivatives are carried on the balance sheet at fair value. If the derivative is not designated as a hedge, changes in the fair value are recognized in other income (expense).

We are permitted to net the fair values of derivative assets and liabilities for financial reporting purposes, if such assets and liabilities are with the same counterparty and subject to a master netting arrangement. We have elected to employ net presentation of derivative assets and liabilities when these conditions are met. When derivative assets and liabilities are presented net, the fair value of the right to reclaim collateral assets (receivable) or the obligation to return cash collateral (payable) is also offset against the net fair value of the corresponding derivative. We routinely exercise our contractual right to net realized gains against realized losses when settling with our swap counterparty. At July 31, 2009, derivative assets include the net market value of derivative assets and liabilities due to the right of offset in the settlement of these contracts.

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

Revenue and cost recognition

We use the sales method to account for sales of crude oil and natural gas. Under this method, revenues are recognized based on actual volumes of oil and gas sold to purchasers. The volumes sold may differ from the volumes to which Doral is entitled based on the interest in the properties. These differences create imbalances which are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves. We had no production, revenue or imbalances as of July 31, 2009. Costs associated with production are expensed in the period incurred.

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

Fair value of financial instruments

The carrying value of cash and cash equivalents, accounts payable and accrued expenses and other liabilities approximates fair value due to the short term maturity of these instruments. The carrying value of the notes payable are believed to approximate their fair value as of July 31, 2009 based upon the relatively short period these instruments have been outstanding.

New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). The FASB Accounting Standards Codification, (“Codification” or “ASC”) became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

Following SFAS 168, the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (ASU’s). The FASB will not consider ASU’s as authoritative in their own right; rather these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. SFAS No. 168 is incorporated in ASC Topic 105, Generally Accepted Accounting Principles. We will adopt SFAS No. 168 in the first quarter of fiscal 2010, and the Company will provide reference to both the Codification topic reference and the previously authoritative references related to Codification topics and subtopics, as appropriate.

On December 31, 2008, the SEC published the final rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted stand for the management of petroleum resources that was developed by several industry organizations. Key revisions include changes to the pricing used to estimate reserves utilizing a 12-month average price rather than a single day spot price which eliminates the ability to utilize subsequent prices to the end of a reporting period when the full cost ceiling was exceeded and subsequent pricing exceeds pricing at the end of the reporting period, the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, and permitting disclosure of probable and possible reserves. The SEC will require companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports on Form 10-K for fiscal years ending on or after December 15, 2009. Early adoption is not permitted. We will adopt the provisions of this pronouncement effective August 1, 2009, and we are currently assessing the impact that the adoption will have on our disclosures, operating results, financial position and cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 161 requires entities to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged but not required. SFAS 161 will be effective for us on August 1, 2009. SFAS 161 also requires entities to disclose more information about the location and amounts of derivative instruments in financial statements how derivatives and related hedges are accounted for under SFAS 133 and how the hedges affect the entity’s financial position, financial performance, and cash flows. We are currently evaluating whether the adoption of SFAS 161 will have an impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS 159, a company may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a remeasurement event that gives rise to new-basis accounting. The decision about whether to elect the fair value option is applied on an instrument-by-instrument basis, is irrevocable and is applied only to an entire instrument and not only to specified risks, cash flows or portions of that instrument. SFAS No. 159 does not affect any existing accounting standards that require certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. We adopted SFAS No. 159 effective August 1, 2008 and did not elect the fair value option for any existing eligible items.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delays the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. These non-financial items include assets and liabilities such as non-financial assets and liabilities assumed in a business combination, reporting units measured at fair value in a goodwill impairment test and asset retirement obligations initially measured at fair value. Effective August 1, 2008, we adopted SFAS 157 for fair value measurements not delayed by FSP FAS No. 157-2. The adoption resulted in additional disclosures as required by the pronouncement (See Note 13 –Fair Value Measurements) related to our fair value measurements for oil and gas derivatives but no change in our fair value calculation methodologies. Accordingly, the adoption had no impact on our financial condition or results of operations.

NOTE 3 - GOING CONCERN

As of July 31, 2009 We intend to raise additional working capital either through private placements, public offerings and/or bank financing. We are actively pursuing such alternatives in conjunction with its financial advisor, C.K. Cooper & Company, Inc. We are also identifying merger and/or acquisition candidates of strategic and financial benefit to our plans for growth. As of July 31, 2009, no acquisition or merger agreements have yet been closed. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, Doral will have to raise additional working capital through other channels. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Doral.

This factor raises substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE 4 – RESTATEMENT

When preparing our financial statements for the fiscal year ended July 31, 2009, we determined that the original valuation model for the net profit overriding royalty interest (the “MAC NPORRI”) granted to Macquarie in connection with the Macquarie Credit Agreement contained errors that resulted in an overstatement of the value of the MAC NPORRI. After discovering this issue, we engaged an independent economist to re-evaluate the value of the MAC NPORRI at its inception, resulting in a substantially lower value being assigned to the NPORRI at the date of grant than the value originally assigned for accounting purposes. The value of the NPORRI originally resulted in a discount to the oil and gas properties and notes payable by $5.3 million. Correcting this overvaluation resulted in our increasing the value of oil and gas properties and notes payable by approximately $5.1 million as of July 31, 2008.

NOTE 5 – OIL AND GAS PROPERTIES

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

(d)	On November 24, 2008, $463,408 in cash as a final purchase price adjustment.

The total purchase price was as follows:
Cash paid to Hanson Energy	$5,000,000
Common stock issued to Hanson Energy (7,000,000 shares valued at	14,000,000
$2.00 per share based on last traded stock price)
Cash paid for other acquisition costs	97,090
Asset retirement obligation incurred	918,902
Total purchase price	20,015,992
Less: Net profits overriding royalty interest	(181,746)
Net purchase price	$19,834,246

The total purchase price was allocated to proved oil and gas properties, as this was the only asset purchased.

The following table reflects selected pro forma financial information as if the acquisition of the Eddy County Properties had occurred as of the beginning of the year ended July 31, 2008:

Year
ended
July 31,
2008
Revenues – oil and gas	$2,165,565
Net loss	$(846,401)
Loss per share	$(0.01)

The pro forma financial information above includes the actual results of Doral for the year ended July 31, 2008 adjusted by the following:

  Revenue and direct operating expenses of the Eddy County Properties for the year ended July 31, 2008;
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

Oil and gas properties

We recognized depletion expense of $419,068 during the year ended July 31, 2009.

NOTE 6 – ASSET RETIREMENT OBLIGATION

Asset retirement obligation activity for the years ended July 31, 2009 and 2008 are as follows:

	2009	2008
Asset retirement obligations, beginning of period	$918,902	$-
Asset retirement obligation incurred	-	918,902
Change in estimate	(90,068)	-
Accretion expense	74,820	-
Asset retirement obligations, end of period	$903,654	$918,902

NOTE 7 – NOTES PAYABLE

Notes payable consist of the following as of July 31, 2009 and 2008:

	2009	2008
Little Bay Consulting	$520,000	$320,000
Green Shoe Investments, net of discount of $118,523	668,477	300,000
Macquarie Ltd.	5,888,196	5,118,254
Note payable to related party, net of discount of $250,000	250,000	-
Other	40,000	-
Vehicle and trailer notes	181,960	-
Total notes payable	7,548,633	5,738,254
Less: current portion	6,917,849	-
Noncurrent notes payable	$630,784	$5,738,254

Repayments are as follows:

Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014 and thereafter
$7,036,372*	$622,000**	$185,000**	$85,000**	$73,784

* amount includes $118,523 unamortized discount for Green Shoe Investments

** amount includes $250,000 unamortized discount for related party note payable

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

In May 2009, Doral borrowed $150,000 and agreed to repay $300,000 to Greenshoe Investments Ltd. The loan is unsecured, carries an annual interest rate of 0.0%, is due August 10, 2009 and is convertible at $1 per share. The difference in proceeds and the repayment amount resulted in a discount of $150,000 that is being amortized over the term using the effective interest method. As of July 31, 2009, $181,477 was amortized leaving $118,523 to be amortized in fiscal 2010. This loan is currently in default.

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

The Term Loan and the Revolving Loan are secured by all of the assets of the Company. Interest accrued on the Term Loan and the Revolving Loan is payable monthly beginning on September 20, 2008. The Credit Agreement requires that Doral must pay 100 percent of net operating cash flow to Macquarie monthly beginning on September 20, 2008. This payment will be applied first to accrued interest and fees, second to principal on the Term Loan and last to principal on the Revolving Loan. At July 31, 2009, the applicable interest rate under the Term Loan and the Revolving Loan was 6.785% and 3.285%, respectively. The effective interest rates on the Term and Revolving Loans combined is approximately 130%.

Provided that the Company submitted a Development Plan (as such term is defined in the Credit Agreement) acceptable to Macquarie (at its sole discretion) by January 15, 2009, the Credit Agreement would have matured on July 30, 2011. Since the Company failed to submit an acceptable Development Plan to Macquarie, the maturity date has been moved up to July 30, 2009. In connection with the Credit Agreement, Doral granted Macquarie a net profits overriding royalty interest (“NPORRI”) in the Eddy County Properties. Beginning on the maturity date of the Credit Agreement, or earlier if all amounts advanced under the Credit Agreement are repaid before that date, Doral will pay Macquarie 35% of its net profits on the Eddy County Properties. After Macquarie has received $5,000,000, this percentage will drop to 20% in perpetuity. We valued the NPORRI at $181,476 resulting in a discount of $181,746 on the Term and Revolving loans at July 31, 2008 with a corresponding reduction in proved oil and gas properties. The discount on the notes payable was initially being amortized over the life of the debt using the effective interest method. The unamortized amount of the discount was written off to interest expense in the second quarter of 2009 as a result of our technical default on certain covenants of the loan agreement.

The NPORRI is convertible into our common stock contingent on the following conditions being met:

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

We have failed to meet the minimum quarterly operating cash flow and minimum quarterly sales volume requirements set out in the Credit Agreement for the year ended July 31, 2009. Under the terms of the Credit Agreement, Macquarie has the right to declare us in default of our obligations and to declare the amounts due under the Credit Agreement to be immediately payable. Macquarie has not yet exercised these rights and has not provided us with any indications that it intends to do so at this time. However, there is no assurance that Macquarie will not exercise its right to declare us in default in the future. As a result of the failure to meet these minimum requirements, we reclassified amounts due under the notes to current liabilities, and we wrote off all unamortized deferred financing costs and unamortized discounts on the notes.

Upon an event of default, Macquarie has the right under the Credit Agreement to: (i) accelerate payment on all outstanding promissory notes and loans due; (ii) sell any collateral; and (iii) carry out our rights under our operating agreements with respect to our Eddy County Properties.

On November 11, 2009, we entered into an agreement with Macquarie dated November 9, 2009, pursuant to which Macquarie agreed not to exercise their rights or remedies with respect to our failure to pay the amounts due under the Macquarie Credit Agreement until at least January 29, 2010.

To obtain Macquarie’s agreement to forbear from exercising its remedies, we:

(a)	paid Macquarie a fee of $25,000;

(b)	agreed to an increased interest rate on amounts owed under the Macquarie Credit Agreement to:

(i) with respect to the Revolving Loan, 3.5% over LIBOR in respect of amounts earning interest tied to LIBOR, and 1.75% over prime in respect of amounts earning interest tied to the prime rate, and

(ii)	with respect to the Term Loan, 7.0% over LIBOR in respect of amounts earning interest tied to LIBOR, and 5.25% over prime in respect of amounts earning interest tied to the prime rate.

In addition, the terms of the forbearance agreement provide that, if we do not receive a valid offer to purchase some or all of the Hanson Project Properties by November 30, 2009 and we have accounts payable greater than $125,000 that are past due, we will be required to pay Macquarie an additional fee of $50,000, and interest rates under the Macquarie Credit Agreement will increase as follows:

(i)	with respect to the Revolving Loan, 4.0% over LIBOR in respect of amounts earning interest tied to LIBOR, and 2.25% over prime in respect of amounts earning interest tied to the prime rate; and

(ii)	with respect to the Term Loan, 7.5% over LIBOR in respect of amounts earning interest tied to LIBOR, and 5.75% over prime in respect of amounts earning interest tied to the prime rate.

If we do not receive a valid offer to purchase some or all of the Hanson Project Properties by December 31, 2009 and we have accounts payable greater than $100,000 that are past due, we will be required to pay Macquarie an additional fee of $100,000 and interest rates under the Macquarie Credit Agreement will increase as follows:

(i)	with respect to the Revolving Loan, 5.5% over LIBOR in respect of amounts earning interest tied to LIBOR, and 3.75% over prime in respect of amounts earning interest tied to the prime rate; and

(ii)	with respect to the Term Loan, 9.0% over LIBOR in respect of amounts earning interest tied to LIBOR, and 7.25% over prime in respect of amounts earning interest tied to the prime rate.

During the year ended July 31, 2009, we borrowed an additional $739,348 under the Credit Agreement in order to pay the additional purchase price adjustment for the acquisition of the Hanson Properties and for other working capital purposes.

Note payable to related party

In July 2009, we borrowed $250,000 from W.S. Oil and Gas Limited, a partnership which is controlled by our CEO. The note has a stated interest rate of 0% and matures November 1, 2012. We are required to make 24 monthly payments of $16,667 beginning November 1, 2009 and then 12 monthly payments of $8,333 thereafter. The payments total $500,000 resulting in an effective interest rate of 49%. The difference in proceeds and the repayment amount resulted in a discount of $250,000 that is being amortized over the term using the effective interest method. As of July 31, 2009, $0 was amortized leaving $250,000 to be amortized in fiscal 2010 - 2012.

On November 11, 2009, we agreed with W.S. Oil and Gas Limited to amend the terms of the convertible promissory note issued to them. As amended, in the event of a default under the terms of the note, WS Oil and Gas shall have the right to convert any remaining principal and interest due under the note into shares of our common stock at a conversion price equal to the greater of (a) four times the fair market value of our common stock at the time the conversion right is exercised; and (b) $0.05.

Other

In May 2009, the Company received $40,000 from Citibank. The amount carries no interest, is unsecured and is due 90 days after a closing with Macquarie Bank Limited, which has not yet occurred.

Vehicle and trailer notes

During the year ended July 31, 2009, we entered into two note agreements to finance the acquisition of a vehicle and an office trailer. These notes require monthly payments of principal and interest, bear interest at rates between 5.75% and 9.69%, are secured by the assets they financed, and mature in five years.

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

NOTE 8 — COMMITMENTS AND CONTINGENCIES

From time to time Doral may become involved in litigation in the ordinary course of business. At the present time the Company’s management is not aware of any such litigation.

The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. We maintain insurance coverage, which we believe is customary in the industry, although we are not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of July 31, 2009, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company’s properties.

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

On May 22, 2009, Doral notified Miltex of its intention to extend the closing date of the proposed acquisition of Cochran County Properties owned by Miltex. Under the amended terms of Doral’s agreement with Miltex, Doral has the right to extend the closing date for the Miltex Properties from May 29, 2009 to June 30, 2009 by paying Miltex and additional $10,000 and issuing to Miltex an additional 25,000 shares of its common stock. These amounts were paid subsequent to year end and included in deposit on the balance sheet April 30, 2009.

On June 26, 2009, Doral extended the closing date of the proposed acquisition to July 31, 2009. To extend the closing date, the Company paid Miltex $50,000 as provided under the amended terms of its agreement with Miltex.

On July 30, 2009, Doral entered into an agreement (the “Assignment Agreement”) whereby it agreed to assign its right to purchase Miltex Properties from Miltex. Under the terms of the Assignment Agreement, the assignee (the “Assignee”) agreed to pay the Company an aggregate of $633,472 in consideration for the Company agreeing to assign its rights under the Assignment Agreement.

Closing of the assignment was completed on July 31, 2009, the same day that the Assignee completed the acquisition of the Miltex Properties. Prior to closing, the Company and the Assignee verbally agreed to amend the terms of the Assignment Agreement such that the Assignee paid to the Company $600,000 for the assignment of the Company’s right to purchase the Miltex Properties plus an additional $150,000 to reimburse the Company for amounts due to a third party for brokering the sale of the Miltex Properties.

Miltex agreed to the assignment in consideration for the Company agreeing that, if the Company sells any of its oil and gas properties located in Eddy County, New Mexico on or before October 21, 2009, Miltex may require the Company to repurchase the 50,000 shares of the Company’s common stock previously issued to Miltex under the terms of their agreement for the purchase and sale of the Miltex Properties. The Company has agreed to repurchase the shares issued to Miltex at the greater of $3.00 per share or the current market price of the Company’s common stock. If the Company does not have sufficient funds to repurchase the shares, the Company has agreed to file a registration statement for the resale of those shares. The Company did not sell any of its Eddy County properties and has not been required to repurchase any shares of stock. Doral recognized a gain of $127,500 on the sale.

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

NOTE 9 – INCOME TAXES

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

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the combined U.S. federal income tax rate and state income tax rate to net loss is as follows:

	2009	2008
Computed at U.S. and State statutory rates	$(667,524)	(176,355)
Changes in valuation allowance	677,126	176,355
Total	$9,602	-

	July 31,	July 31,
	2009	2008
Deferred tax asset attributable to:
Other items	$(9,602)	-
Net operating loss	$677,126
		217,749
Less: valuation allowance	(677,126)	(217,749)

Total	$(9,602)	-

The components giving rise to the deferred tax assets described above have been included in the accompanying consolidated balance sheet as noncurrent assets. As of July 31, 2009 and 2008, the deferred tax assets are net of a valuation allowance of $677,126 and $217,749 respectively, based on the amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. At July 31, 2009, Doral had loss carryforwards of approximately $1,900,000 for tax purposes which will begin to expire in 2026.

NOTE 10 – STOCKHOLDERS’ EQUITY

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

Effective January 23, 2009, the Company amended its Articles of Incorporation by a reverse split of its issued and authorized capital on a 4-for-25 basis. Accordingly, the Company’s outstanding shares were decreased on a 4-for-25 basis such that each shareholder now holds four shares for each 25 shares previously held. All share and per-share data (except par value) have been adjusted to reflect the retroactive effect of the reverse stock split for all periods presented.

Effective September 14, 2009, the Company amended its Articles of Incorporation by a forward split of its issued and authorized capital on a 5-for-1 basis. Accordingly, the Company’s outstanding shares were increased on a 5-for-1 basis such that each shareholder now holds five shares for each one share previously held. All share and per-share data (except par value) have been adjusted to reflect the retroactive effect of the reverse stock split for all periods presented.

In June 2008, Doral completed a private placement of 192,000 shares of common stock at a price of $0.63 per share and received total cash proceeds of $120,000.

In August 2008, Doral completed an additional private placement of 8,040 shares of common stock at a price of $0.63 per share and received total cash proceeds of $5,025.

In January 2009, Doral issued 250,000 shares of common stock at a price of $0.50 per share and received services totaling $125,000.

In March 2009, Doral received subscription proceeds of $25,000 for the sale of 71,430 shares of common stock under Doral’s $0.35 per share offering. The shares subscribed for have not yet been issued by the Company; however, they are reflected in outstanding shares for accounting purposes.

In April 2009, Doral entered into an agreement to modify the terms of their letter agreement with Miltex. Doral issued 125,000 shares of the company’s common stock at a price of $0.57 in exchange for an extension of the closing date of their agreement. In May 2009, Doral issued an additional 125,000 shares of the Company’s common stock at a price of $0.61 per share in exchange for an additional extension of the closing date of their agreement.

In June 2009, Doral issued 300,000 shares of its common stock in exchange for services. The shares were valued at $0.58 per share for a total of $174,600 based on the market value of the shares on the date of grant.

In June and July 2009, Doral issued 196,000 shares of its common stock as a result of the exercise of stock options with a strike price of $0.50 per share or $98,000 total. Doral and the holder of the option agreed to offset amounts payable for legal fees of $98,000 in lieu of the receipt of cash for the exercise price.

Stock Options

There were no options outstanding prior to July 31, 2008.

Stock option activity summary is presented in the table below:

			Weighted-
			average
		Weighted-	Remaining	Aggregate
	Number of	average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Outstanding at July 31, 2008	-	$-	-	$-
Granted	500,000	$0.50
Exercised	(196,000)	0.50
Forfeited	-	$-
Expired	-	-

Outstanding at July 31, 2009	304,000	$0.50	4.90	$30,400

In June 2009, Doral granted options to purchase 500,000 shares of common stock at an exercise price of $0.50 per share for a term of five years to a third party in exchange for services. The options were fully vested upon issuance and were valued at $206,735.

The fair value of the options granted during 2009 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Estimated market value of stock on grant date	$ 0.58
Risk-free interest rate	2.71%
Dividend yield	0.00%
Volatility factor	126%
Expected life	2.5 years

NOTE 11 – RELATED PARTY TRANSACTIONS

During the year ended July 31, 2008, directors of the Company contributed management services with a value of $7,501 and rent with a value of $3,000. These items were charged to operations and credited to additional paid-in capital during the respective periods.

At July 31, 2008, Doral had accounts payable to the CEO of the Company in the amount of $50,919. These amounts represent unpaid salary and expense reimbursements.

As of July 31, 2009, Doral had accounts payable to the Chairman of the Board and CFO of the Company in the amount of $80,919. These amounts represent unpaid salary and expense reimbursements.

As more fully discussed in Note 7, we borrowed $250,000 from a partnership controlled by our Chief Executive Officer during the year ended July 31, 2009.

NOTE 12 – DERIVATIVE INSTRUMENTS AND PRICE RISK MANAGEMENT ACTIVITIES

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

Based on the above, management has determined the swaps noted above do not qualify for hedge accounting treatment. For the year ended July 31, 2009, we recognized a net derivative asset of $413,879 with the change in fair value reflected in other income (expense). Realized hedge gains totaled $903,960 for the year ended July 31, 2009.

NOTE 13 – FAIR VALUE MEASUREMENTS

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

The following table presents Doral’s assets and liabilities recognized in the balance sheet and measured at fair value on a recurring basis as of July 31, 2009:

	Input Levels for Fair Value Measurements
Description	Level 1	Level 2	Level 3	Total
Assets:
Commodity derivatives	$-	$413,879	$-	$413,879
	$-	$413,879	$-	$413,879

The fair value of commodity derivatives is determined using forward price curves derived from market price quotations, externally developed and commercial models, with internal and external fundamental data inputs. Market price quotations are obtained from independent energy brokers and direct communication with market participants.

Note 14 – OPERATING LEASES

The Company leased certain office building spaces as its principle executive office. Future minimum lease payments under non-cancellable operating leases are as follows:

	2010	2011	2012	2013	2014
Office Building Lease	$43,600	$44,765	$45,445	$3,787	$-
Artesia Yard Lease	$7,650	$2,550	$-	$-	$-

NOTE 15 – SUBSEQUENT EVENTS

Subsequent events have been reviewed through November 12, 2009.

In October 2009, Doral granted options to purchase 200,000 shares of common stock at an exercise price of $0.33 per share for a term of five years to a third party in exchange for services.

Subsequent to year end, we issued 179,000 shares of common stock upon exercise of stock options.

Cave Pool Project – Eddy County, New Mexico

On October 28, 2009, Doral West entered into an agreement (the “Blugrass Agreement”) with Blugrass Energy Inc. (“Blugrass”) to purchase a 40% working interest in certain oil and gas properties (the “Cave Pool Unit Properties”) located in and around the Cave Pool Unit in Eddy County, New Mexico approximately 5 miles northwest of Loco Hills, New Mexico. The effective date of the acquisition is October 12, 2009. The Cave Pool Unit Properties are comprised of the Cave Pool Unit and ten (10) leases that make up approximately 2,800 gross acres of leasehold, which Doral now designates as the Cave Pool Project. The Cave Pool Project currently produces approximately 10 BOEPD from a total of 39 wells completed in the Grayburg formation in the Grayburg Jackson Pool.

The Cave Pool Unit Properties are located adjacent to 3 leases that are a part of our Hanson Project, which contain 6 wells producing from the Grayburg and San Andres formations and 9 PUD locations in the Square Lake Field. As operator of the Cave Pool Project, we envision a re-development of the Cave Pool Unit Properties as a 20-acre 5-spot Grayburg waterflood project which has the potential to develop significant undeveloped reserves.

The Cave Pool Unit Properties were acquired by Blugrass from Robinhood LLC on October 12, 2009. Under the terms of the Blugrass Agreement, we have acquired a 40% interest is all of Blugrass’ right, title and interest in the Cave Pool Unit Properties, including the production on-hand and sales generated from the properties after the effective date of October 12, 2009. In consideration for this interest Doral has agreed to:

1.	Share with Blugrass access to appropriate Doral proprietary geological and engineering data and information to enhance the re-development of the Cave Pool Unit Properties;

2.	Pay for and cause the preparation of an independent third-party reserve report on the Cave Pool Unit Properties to be prepared;

3.	Pay for and obtain title opinions for the leases contained in the Cave Pool Project; and

4.	Be assigned as the Operator of the Cave Pool Project.

For their part, Blugrass has agreed to pay for the first $200,000 of well repairs and workovers on the Cave Pool Unit Properties, with Doral West and Blugrass proportionately sharing the cost of all repairs and workovers thereafter. An initial 10 Cave Pool Project wells have been identified for repair jobs and will be re-worked by Doral in the near future, adding to the daily production from the Project.

In addition, the Blugrass Agreement provides Doral with a preferential right to purchase all of Blugrass’ remaining interest in the Cave Pool Unit Properties if they choose to sell the properties. The purchase price would be the greater of:

(a)	$2,000,000; or
(b)	$40,000 per producing net barrel of oil equivalent per day (“BOEPD”) from the Cave Pool Unit Properties.

NOTE 16 - SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

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

The Company retained an independent reserve engineer to perform an evaluation of proved reserves as of July 31, 2009. The Company retained an in-house reserve engineer, to perform an evaluation of proved reserves as of July 31, 2008. Results of drilling, testing and production subsequent to the date of the estimates may justify revision of such estimates. Accordingly, reserve estimates are often different from the quantities of crude oil and natural gas that are ultimately recovered. All of the Company’s reserves are located in the United States.

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

Capitalized Costs Relating to Oil and Gas Producing Activities as of July 31, 2009 and 2008:

	2009	2008
Proved properties
Mineral interests	$-	$-
Wells, equipment and facilities	20,316,131	19,834,246
Total proved properties	20,316,131	19,834,246

Unproved properties
Mineral interests	$-	$-
Uncompleted wells, equipment and facilities	-	-
Total unproved properties	-	-

Less: accumulated depreciation, depletion and amortization	-	-
Net capitalized costs	$20,316,131	$19,834,246

Costs Incurred in Oil and Gas Producing Activities for the Years Ended July 31, 2009 and 2008:

	2009	2008
Acquisition of proved properties	$571,953	$18,915,344
Acquisition of unproved properties	-	-
Development costs	363,566	-
Exploration costs	-	-
Total costs incurred	$935,519	$18,915,344

Results of Operations for Oil and Gas Producing Activities for the Year Ended July 31, 2009 and 2008:

	2009	2008
Revenues	$1,832,146	$-
Production costs	2,046,043	-
Exploration expenses	-	-
Depreciation, depletion and amortization	419,068	-
Accretion expense	74,820	-
Income before income tax	(707,785)	-
Income tax	-	-
Results of operations from oil and gas producing activities	$(707,785)	$-

Proved Reserves:

Doral’s proved oil and natural gas reserves have been estimated by independent petroleum engineers. Proved reserves are the estimated quantities that geologic and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods. Due to the inherent uncertainties and the limited nature of reservoir data, such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimate. Revisions result primarily from new information obtained from development drilling and production history; acquisitions of oil and natural gas properties; and changes in economic factors. All proved reserves are located in the United States. Proved reserves as of July 31, 2009 and 2008 are summarized in the table below:

Proved Natural Gas and Oil Reserves at July 31, 2009:

	Oil	Gas
	(Bbls)	(Mcf)
Proved reserves - beginning of period	4,928,090	3,222,420
Production	(33,701)	(8,880)
Net changes in reserves	(1,816,083)	(1,577,190)
Proved reserves - end of period	3,078,306	1,636,350

Proved developed reserves - end of period	516,679	50,639

Proved Natural Gas and Oil Reserves at July 31, 2008:

	Oil	Gas
	(Bbls)	(Mcf)
Proved reserves - beginning of period	-	-
Purchase of minerals in place	4,928,090	3,222,420
Production	-	-
Proved reserves - end of period	4,928,090	3,222,420

Proved developed reserves - end of period	964,460	92,930

Standardized Measure of Discounted Future Net Cash Flows at July 31, 2009 and 2008:

	2009	2008
Future cash inflows	$206,396,306	568,253,760
Future production costs	(48,313,327)	(148,942,130)
Future development costs	(24,167,676)	(30,984,280)
Future income taxes	(40,049,802)	(130,763,975)
10% annual discount for estimated timing of cash flows	(54,256,189)	(156,739,882)
Standardized measure of discounted future net cash flows:	$39,609,312	100,823,493

Future cash inflows are computed by applying year-end commodity prices, adjusted for location and quality differentials on a property-by-property basis, to year-end quantities of proved reserves, except in those instances where fixed and determinable price changes are provided by contractual arrangements at year-end. In our 2009 year-end reserve report, we used the July 31, 2009 NYMEX oil price of $50.00 per barrel and the NYMEX gas price of $3.75 per Mmbtu, adjusted by property for energy content, quality, transportation fees and regional price differentials. The weighted average price over the lives of the properties was $65.12 per Bbl for oil and $3.63 per Mcf for gas. In our 2008 year-end reserve report, we used the July 31, 2008 WTI Cushing spot price of $124.17 per Bbl and Henry Hub spot natural gas price of $9.26 per MMbtu, adjusted by property for energy content, quality, transportation fees, and regional price differentials. The weighted average price over the lives of the properties was $127.76 per Bbl for oil and $7.66 per Mcf for gas.

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

Changes in Standardized Measure of Discounted Future Net Cash Flows for the Year Ended July 31, 2009 and 2008:

	2009	2008
Beginning of period	$100,823,493	$-
Purchase of minerals in place		152,011,208
Net changes in prices and production costs	(98,826,251)	-
Sales of oil and gas produced, net of production	213,897	-
costs
Net change in income taxes	34,287,522	(51,187,715)
Timing and other	3,110,651

End of period	$39,609,312	$100,823,493

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

ITEM 9AT.              CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective due to the fact that the Macquarie net profits overriding royalty had been valued incorrectly. This resulted in the need to restate the financial statements for the year ended July 31, 2008 and subsequent interim periods. Management is implementing additional oversight controls to ensure this does not occur in the future.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of our internal control over financial reporting. The Company's management based its evaluation on criteria set forth in the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company's internal control over financial reporting was not effective as of July 31, 2009 due to the fact that the Macquarie net profits overriding royalty had been valued incorrectly. This resulted in the need to restate the financial statements for the year ended July 31, 2008 and subsequent interim periods. Management is implementing additional oversight controls to ensure this does not occur in the future.

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

There were no changes in our internal control over financial reporting during the year ended July 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.              OTHER INFORMATION

Other than the events described below, all information required to be disclosed in a report on Form 8-K since the end of our third fiscal quarter ended April 30, 2009 has been previously reported.

Forbearance Agreement – Macquarie Credit Agreement

On November 11, 2009, we entered into an agreement with Macquarie dated November 9, 2009, pursuant to which Macquarie agreed not to exercise their rights or remedies with respect to our failure to pay the amounts due under the Macquarie Credit Agreement until at least January 29, 2010.

To obtain Macquarie’s agreement to forbear from exercising its remedies, we:

(a)	paid Macquarie a fee of $25,000;

(b)	agreed to an increased interest rate on amounts owed under the Macquarie Credit Agreement to:

	(i)	with respect to the Revolving Loan, 3.5% over LIBOR in respect of amounts earning interest tied to LIBOR, and 1.75% over prime in respect of amounts earning interest tied to the prime rate, and

	(ii)	with respect to the Term Loan, 7.0% over LIBOR in respect of amounts earning interest tied to LIBOR, and 5.25% over prime in respect of amounts earning interest tied to the prime rate.

In addition, the terms of the forbearance agreement provide that, if we do not receive a valid offer to purchase some or all of the Hanson Project Properties by November 30, 2009 and we have accounts payable greater than $125,000 that are past due, we will be required to pay Macquarie an additional fee of $50,000, and interest rates under the Macquarie Credit Agreement will increase as follows:

(i)	with respect to the Revolving Loan, 4.0% over LIBOR in respect of amounts earning interest tied to LIBOR, and 2.25% over prime in respect of amounts earning interest tied to the prime rate; and

(ii)	with respect to the Term Loan, 7.5% over LIBOR in respect of amounts earning interest tied to LIBOR, and 5.75% over prime in respect of amounts earning interest tied to the prime rate.

If we do not receive a valid offer to purchase some or all of the Hanson Project Properties by December 31, 2009 and we have accounts payable greater than $100,000 that are past due, we will be required to pay Macquarie an additional fee of $100,000 and interest rates under the Macquarie Credit Agreement will increase as follows:

(i)	with respect to the Revolving Loan, 5.5% over LIBOR in respect of amounts earning interest tied to LIBOR, and 3.75% over prime in respect of amounts earning interest tied to the prime rate; and

(ii)	with respect to the Term Loan, 9.0% over LIBOR in respect of amounts earning interest tied to LIBOR, and 7.25% over prime in respect of amounts earning interest tied to the prime rate.

Amendment to W.S. Oil and Gas Limited Convertible Note

On November 11, 2009, we agreed with W.S. Oil and Gas Limited to amend the terms of the convertible promissory note issued to them. As amended, in the event of a default under the terms of the note, WS Oil and Gas shall have the right to convert any remaining principal and interest due under the note into shares of our common stock at a conversion price equal to the greater of (a) four times the fair market value of our common stock at the time the conversion right is exercised; and (b) $0.05.

PART III

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their ages and titles are as follows:

Name	Age	Position
Everett Willard Gray, II	34	Vice-Chairman, Chief Executive Officer and Director
Paul C. Kirkitelos	40	Chairman, Chief Financial Officer, Secretary, Treasurer and Director
H. Patrick Seale	55	President, Chief Operating Officer and Director

Set forth below is a brief description of the background and business experience of our executive officers and directors:

Everett Willard Gray, II has been our Vice Chairman, Chief Executive Officer and a member of our Board of Directors since December 10, 2008. Mr. Gray is a seasoned executive who has been extensively involved in entrepreneurial ventures in oil field production as an angel investor and advisor/consultant to exploration and production start ups. Mr. Gray also has a diverse background gained from sales and marketing positions with a number of Fortune 500 companies, including Prudential Financial, Pharmacia Corp., Medtronic Inc., and Guidant Corporation.

In April 2007, Mr. Gray founded WS Oil & Gas Limited, which provides merger and acquisition and capital raising consulting services to businesses in the energy sector. From August 2006 to March 2007, Mr. Gray was the CEO and President of Well Renewal Inc., a micro-cap exploration and production company quoted on the Pink Sheets. Mr. Gray was also a director of Well Renewal Inc. from April 2006 to March 2007. From July 2002 to July 2006, Mr. Gray worked as a sales representative for, in turn, Medtronic Inc., Guidant Corporation and FoxHollow Technologies Inc.

Mr. Gray received his B.S. in Business Management from Texas State University. While attending Texas State, Mr. Gray was a member of the golf team, earning Southland Conference All-Academic Honors, as well as being a member of the Southland Conference Golf Championship team.

Paul C. Kirkitelos has been our Chief Financial Officer, Secretary and Treasurer since November 21, 2007 and a member of our Board of Directors since December 24, 2007. Dr. Kirkitelos was also our Chief Executive Officer and President from November 21, 2007 to December 10, 2008. Dr. Kirkitelos has 12 years of management consulting, R&D, finance, and operations experience. Dr. Kirkitelos was most recently Chief Operating Officer of Nutragenetics, a nutritional science and product company. Prior to Nutragenetics, he co-founded Rabbitt Capital Management, a hedge fund based on quantitative stock market models. Dr. Kirkitelos also co-founded Web Event Broadcasting, an Internet video company, where he served as CFO. Previously, with the strategic consulting firm McKinsey & Company, Dr. Kirkitelos served high tech and industrial clients on strategy, corporate finance, and operations studies. Prior to McKinsey, Dr. Kirkitelos was the Director of Applications Development at Chromavision Medical Systems, where he managed applications development, supported clinical trials, and managed the FDA approval for the company's cellular evaluation instrument. This regulatory approval was the foundation for the company's successful initial public offering (IPO) on Nasdaq. Dr. Kirkitelos holds M.S. and Ph.D. degrees in Engineering Physics from University of Virginia, where he worked as a Research Fellow with the NASA Goddard Space Flight Center studying the nonlinear dynamics of astrophysical plasma waves. He earned B.S. degrees in both Electrical Engineering and Physics with Highest Distinction from Worcester Polytechnic Institute.

H. Patrick Seale has been our Chief Operating Officer since August 11, 2008 and subsequently our President and a member of our Board of Directors since December 10, 2008. Mr. Seale has more than 33 years of experience in the domestic and international petroleum industry. Mr. Seale was previously the President and Executive Vice President of SPI Operations LLC, of Midland, Texas, where he was a founder and spent seven years directing SPI's production and reserve growth. While at SPI, Mr. Seale was responsible for the management and direction of SPI’s engineering, development, production, and field operations. SPI's reserves eventually reached 15 million barrels of oil equivalent (BOE) in ten West Texas projects. SPI achieved its growth through strategic acquisitions of under-producing and under-developed properties with potential for exploitation of both existing wells and proved undeveloped reserves. Prior to his departure, Mr. Seale engineered the sale of a majority interest in SPI's largest project.

Previously, Mr. Seale was Vice President of Engineering for the North American Oil and Gas Unit of NatWest Markets, the corporate and investment banking division of National Westminster Bank, PLC. In this role, Mr. Seale evaluated the economic feasibility of energy projects and helped determine the size of the bank's reserve-based lending facilities for projects throughout the world.

Mr. Seale previously gained international operations and development experience as Vice President of Operations for both Concept Energy Corporation in Colombia and Frontera Resources Corporation in the Republic of Georgia and the Azerbaijan Republic. In these roles he created development and drilling plans, managed production and drilling operations, and worked with international banks and investors to obtain equity and debt financing. He was also Vice President of Engineering for Cabot Oil & Gas Corp. (NYSE: COG), managing the 800 Bcfe reserve base. Mr. Seale began his career with Exxon Company USA after graduating with Highest Honors in Petroleum Engineering from the University of Texas at Austin.

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

Significant Employees

Clifton Martin Bloodworth, P.E. was hired as our Operations Manager on October 13, 2008 and was subsequently appointed our Vice President of Operations on February 16, 2009. Mr. Bloodworth is responsible for managing our operations for the Eddy Country Properties. Mr. Bloodworth has more than 31 years of experience in the petroleum industry. His experience includes management and direct supervision of technical and field personnel and operations; production engineering; drilling engineering; reservoir engineering and reserves determination; secondary and tertiary recovery programs and techniques; San Andres waterflood operations in West Texas and New Mexico; production facility design and operation; field production optimization; mergers and acquisitions; and artificial lift design and operation. Mr. Bloodworth previously served as Senior Operations Engineer for Concho Oil & Gas, LLC; Senior Production Engineer for Bass Enterprises Production Co.; Operations Manager for SPI Operations LLC; Area Supervision and Joint Interest Manager of Southwest Royalties Inc.; Operations Engineer for Cross Timbers Operating Co.; and District Manager and District Engineer for Damson Oil Corporation. Mr. Bloodworth began his career with Mobil Oil Corp. after receiving his Bachelor of Science in Petroleum Engineering from Texas Tech University. Mr. Bloodworth is a licensed professional engineer in the State of Texas and a member of the Society of Petroleum Engineers.

Audit Committee and Audit Committee Financial Expert

Our Board of Directors does not maintain a separately designated standing audit committee. As a result, our entire Board of Directors acts as our audit committee. Our Board of Directors does not have an audit committee charter. None of our directors meets the definition of an "audit committee financial expert." We may explore the appointment of a financial expert to our Board of Directors in the future; however, the cost of doing so may be prohibitive.

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

During the fiscal year ended July 31, 2009, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act:

	Number of Late	Transactions Not	Known Failures to
Name and Principal Position	Reports	Timely Reported	File a Required Form
Paul C. Kirkitelos	0	0	None
Chairman, Chief Financial Officer, Secretary,
Treasurer and Director

H. Patrick Seale	1	1	None
President, Chief Operating Officer and Director

Everett Willard Gray, II	0	0	None
Vice-Chairman, Chief Executive Officer and
Director

ITEM 11.              EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K during the fiscal years ended July 31, 2009 and 2008.

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year Ended July 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Paul C. Kirkitelos(1) Chairman, CFO, Secretary, Treasurer & Director	2009 2008	$0 $105,000	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $105,000
Everett Willard Gray, II(2) Vice-Chairman, CEO & Director	2009 2008	$180,000 n/a	$0 n/a	$0 n/a	$0 n/a	$0 n/a	$0 n/a	$12,586 n/a	$197,586 n/a
H. Patrick Seale(3) President, COO & Director	2009 2008	$180,000 n/a	$0 n/a	$0 n/a	$0 n/a	$0 n/a	$0 n/a	$0 n/a	$180,000 n/a
Jonathan Moore(5) Former Executive Officer & Former Director	2009 2008	n/a $0	n/a $0	n/a $0	n/a $0	n/a $0	n/a $0	n/a $0	n/a $0
Naomi Moore(6) Former Secretary & Former Director	2009 2008	n/a $0	n/a $0	n/a $0	n/a $0	n/a $0	n/a $0	n/a $0	n/a $0

Notes:

(1)	Pursuant to a verbal agreement, we paid Dr. Kirkitelos $15,000 per month for his services during fiscal 2008. During fiscal 2009, Dr. Kirkitelos has worked without salary or other compensation.

(2)

Mr. Gray was appointed as our CEO and Vice-Chairman on December 10, 2008. Pursuant to a verbal agreement, we pay Mr. Gray a salary of $180,000 per year, beginning May 23, 2009. In addition, we provide Mr. Gray with a vehicle allowance in the amount of $1,048.86 per month.

(3)	Mr. Seale was appointed as our President and Chief Operating Officer on August 11, 2008. Pursuant to a verbal agreement, we pay Mr. Seale $15,000 per month for his services.
(4)

Mr. Moore served as our executive officer from October 25, 2005 to November 21, 2007 and as a Director from October 25, 2005 to December 24, 2007. We did not pay any compensation to Mr. Moore. However during the fiscal year ended July 31, 2008, for accounting purposes, we recorded in our financial statements the fair value of management services provided to us at no cost as contributed management services.

(5)

Mrs. Moore served as our Secretary until November 21, 2007 and as a Director until December 24, 2007. We did not pay any compensation to Mrs. Moore. However during the fiscal year ended July 31, 2008, for accounting purposes, we recorded in our financial statements the fair value of management services provided to us at no cost as contributed management services.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

As of our fiscal year ended July 31, 2009, no equity awards had been granted to our named executive officers as that term is defined in Item 402(m)(2) of Regulation S-K.

DIRECTOR COMPENSATION TABLE

See "Summary Compensation Table."

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLANS

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a)) (c)
Equity Compensation Plans Approved By Security Holders	Not Applicable	Not Applicable	Not Applicable
Equity Compensation Plans Not Approved By Security Holders	396,000	$0.25	7,700,000

2009 Stock Incentive Plan

Effective April 29, 2009, our Board of Directors adopted our 2009 Stock Incentive Plan (the "2009 Plan"). The purpose of the 2009 Plan is to enhance our long-term stockholder value by offering opportunities to our directors, officers, employees and eligible consultants (“Participants”) to acquire and maintain stock ownership in us in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

The 2009 Plan allows us to grant awards to our officers, directors and employees. In addition, we may grant awards to individuals who act as consultants to us, so long as those consultants do not provide services connected to the offer or sale of our securities in capital raising transactions and do not directly or indirectly promote or maintain a market for our securities.

A total of 8,500,000 (1,700,000 pre-split) shares of our common stock are available for issuance under the 2009 Plan. However, under the terms of the 2009 Plan, at any time after August 1, 2009, the authorized number of shares available under the 2009 Plan may be increased by our Board of Directors, provided that the total number of shares issuable under the 2009 Plan cannot exceed 10% of the total number of shares of common stock outstanding.

Awards may be granted in the form of options to purchase shares of our common stock (“Option Awards”) or in the form of shares of our common stock (“Stock Awards”). Option Awards granted under the 2009 Plan may be made in the form of incentive stock options and non-qualified stock options. Incentive stock options granted under the 2009 Plan are those intended to qualify as “incentive stock options” as defined under Section 422 of the Internal Revenue Code. However, in order to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code, the 2009 Plan must be approved by our stockholders within 12 months of its adoption. The 2009 Plan has not been approved by our stockholders and there is no assurance that the 2009 Plan will be approved by our stockholders. Non-qualified stock options granted under the 2009 Plan are option grants that do not qualify as incentive stock options under Section 422 of the Internal Revenue Code. Stock Awards may be made subject to such terms, conditions and restrictions as the plan administrator may, in its sole discretion, decide, including transfer restrictions and vesting provisions.

The above description of the 2009 Plan does not purport to be complete, and is qualified in its entirety by reference to the full text of the 2009 Plan, which was attached as an exhibit to our Current Report on Form 8-K filed with the SEC on May 5, 2009 and is incorporated by reference herein.

On May 26, 2009, we filed a Registration Statement on Form S-8 (Registration Number 333-159480) under the Securities Act of 1933, as amended, to register 8,500,000 (1,700,000 pre-split) shares of our common stock available for issuance under the 2009 Plan.

In addition to the 2009 Stock Incentive Plan, Mr. Bloodworth’s employment contract entitles him to 200,000 post-split shares of our common stock. These shares have not yet been issued to Mr. Bloodworth.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of November 12, 2009 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	Paul C. Kirkitelos Chairman, Chief Financial Officer, Secretary, Treasurer and Director	24,077,600 (direct)	27.3%
Common Stock	Everett Willard Gray, II(2) Vice-Chairman, Chief Executive Officer and Director	5,917,941 (indirect)	6.7%
Common Stock	H. Patrick Seale(3) President, Chief Operating Officer and Director	1,500,000 (indirect)	1.7%
Common Stock	All Officers and Directors as a Group (3 persons)	31,495,541	35.7%

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
5% STOCKHOLDERS
Common Stock	Paul C. Kirkitelos Chairman, Chief Financial Officer, Secretary, Treasurer and Director 415 West Wall, Suite 500 Midland, TX 79701	24,077,600 (direct)	27.3%
Common Stock	Everett Willard Gray, II(2) Vice-Chairman, Chief Executive Officer and Director 2002 Bedford Midland, Texas 79701	5,917,941 (indirect)	6.7%
Common Stock	J. Warren Hanson and Kathie Hanson, Joint Tenants P.O. Box 1348 Artesia, NM 88210	5,544,000 (direct)	6.3%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on November 12, 2009. As of November 12, 2009, there were 88,116,480 shares of our common stock issued and outstanding.

(2)

Everett Willard Gray, II holds the shares listed as beneficially owned by him indirectly through WS Oil & Gas Limited, a limited partnership controlled by Mr. Gray. In addition, WS Oil & Gas owns a convertible promissory note issued by us in the amount of $500,000. The shares issuable upon conversion of this note have not been listed as beneficially owned by Mr. Gray as the conversion rights cannot be exercised at this time.

(3)	H. Patrick Seale holds the shares listed as beneficially owned by him indirectly through Seale Energy Partners LP, a limited partnership controlled by Mr. Seale.

CHANGES IN CONTROL

We are not aware of any arrangement that might result in a change in control.

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

RELATED TRANSACTIONS

Except as disclosed below, none of the following persons has, during the last two fiscal years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

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

Acquisition of Hanson Project Properties

On July 29, 2008, we completed our acquisition of the Hanson Project Properties pursuant to the terms and conditions of the Hanson Energy Agreement. As consideration for the Hanson Project Properties, we paid and issued to J. Warren Hanson, doing business as Hanson Energy, and his wife Kathie Hanson the following consideration:

(i)	An aggregate of $5,000,000 in cash;

(ii)	An aggregate of 5,600,000 post 2009 Reverse Split and 2009 Forward Split shares of our common stock, issued to Hanson Energy and its nominees; and

(iii)	An overriding royalty interest of 2.5% of 8/8 on the oil and gas produced from the Hanson Project Properties.

Mr. and Mrs. Hanson are the joint owners of more than 5% of our outstanding common stock.

Diamond Spring Prospect

On April 10, 2008, we entered into the Diamond Springs Letter Agreement with G2 Petroleum, LLC (“G2”), a company which E. Willard Gray (a holder of more than five percent of our common stock and our Vice Chairman and Chief Executive Officer) is the managing director, to purchase an interest in an oil and gas prospect covering approximately 3,300 acres located in Fremont County, Wyoming, known as the Diamond Springs Prospect. We did not proceed with the acquisition of the Diamond Springs Prospect.

Gary McCright

On January 9, 2009, we hired G&L Mac Services LLC and its principal Gary McCright to act as a drilling superintendent at our Hanson Project. We paid to Mr. McCright consulting fees in the amount of $60,000 and issued to Mr. McCright 300,000 post-2009 Forward Split shares of our common stock under our 2009 Stock Incentive Plan. At the time of grant, the approximate value of the shares granted to Mr. McCright was $174,600. Mr. McCright is the uncle of the wife of Everett Willard Gray, II, our Vice Chairman and Chief Executive Officer.

Issuance of Convertible Promissory Note to W.S. Oil and Gas Limited

On August 24, 2009, we issued a convertible promissory note (the “Note”) in the principal amount of $250,000 to W.S. Oil and Gas Limited, a limited partnership controlled by Everett Willard Gray, II, our Vice Chairman and Chief Executive Officer and a holder of more than five percent of our common stock, in consideration for a loan from W.S. Oil and Gas in the principal amount of the Note. Under the terms of the Note, we shall repay to W.S. Oil and Gas a total of $500,000, payable in installments as follows:

(iii)	24 monthly installments of $16,666.67 beginning November 1, 2009; and

(iv)	12 monthly installments of $8,333.33 beginning November 1, 2011.

In the event that we default under the terms of the Note, W.S. Oil and Gas shall have the right to convert any remaining principal and interest due under the Note into shares of our common stock at a conversion price equal to the greater of (a) four times the fair market value of our common stock at the time the conversion right is exercised; and (b) $0.05. A default under the Note includes a default by us under any instrument for borrowed money in excess of $50,000, provided that any default existing as of the date the Note was issued is not considered an event of default under the Note unless such default persists for a period of 6 months after the date the Note was issued.

DIRECTOR INDEPENDENCE

Our common stock is quoted on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. Under NASDAQ Rule 5605(a)(2), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. There is no member of our Board who is not an executive officer or employee. As a result, we have no independent directors.

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

ITEM 14.              PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the fiscal years ended July 31, 2009 and 2008 for professional services rendered by the principal accountant for the audit of the Corporation’s annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-QSB or Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended July 31, 2009	Year Ended July 31, 2008
Audit Fees	$67,500	$46,000(1)
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$67,500	$46,000(1)

(1)	An additional $2,438 CDN was billed by our former auditors Morgan & Company, Chartered Accounts during the year ended July 31, 2008 for work related to the review of our financial statements.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

Our Board of Directors pre-approves all audit and non-audit services performed by our independent auditors during the fiscal year.

No non-audit services were provided by our independent auditors during the last two fiscal years.

ITEM 15.              EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit
Number	Description of Exhibits
2.1	Agreement and Plan of Merger dated April 21, 2008 between Language Enterprises Corp. (as surviving entity) and Doral Energy Corp. (as merging entity) and changing the name of the surviving entity to Doral Energy Corp.(6)
3.1	Articles of Incorporation.(1)
3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 2,500,000,000 shares, par value $0.001 per share (25-for-1 Stock Split).(3)
3.3	Articles of Merger between Language Enterprises Corp. (as surviving entity) and Doral Energy Corp. (as merging entity).(6)
3.4	Certificate of Change Pursuant to NRS 78.209 decreasing the authorized capital of common stock to 400,000,000 shares, par value $0.001 per share (1-for-6.25 Reverse Split).(18)
3.5	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 2,000,000,000 shares, par value $0.001 per share (5-for-1 Stock Split).(29)
3.6	Bylaws.(1)
10.1	Loan Agreement dated as of March 7, 2008 with Little Bay Consulting SA.(4)
10.2	Letter Agreement dated April 10, 2008 with G2 Petroleum, LLC.(5)
10.3	Purchase and Sale Agreement dated April 25, 2008 with J. Warren Hanson, doing business as Hanson Energy, and his wife Kathie Hanson.(7)
10.4	Loan Agreement between the Company (as borrower) and Green Shoe Investments Ltd. (as lender) dated May 9, 2008 for the amount of $100,000.(8)
10.5	Loan Agreement between the Company (as borrower) and Green Shoe Investments Ltd. (as lender) dated May 23, 2008 for the amount of $150,000.(9)
10.6	Title Work Agreement dated May 12, 2008 with Arena Resources, Inc.(10)
10.7	Amendment Agreement to Share Purchase Agreement dated July 17, 2008 between J. Warren Hanson, doing business as Hanson Energy, his wife Kathie Hanson, and Doral Energy Corp. (formerly Language Enterprises Corp.)(11)
10.8	Loan Agreement dated July 18, 2008 between Doral Energy Corp. and Little Bay Consulting SA.(11)
10.9	Loan Agreement dated July 18, 2008 between Doral Energy Corp. and Green Shoe Investments Ltd.(11)
10.10	Credit Agreement dated July 29, 2008 between Doral Energy Corp. and Macquarie Bank Limited.(12)
10.11	Security Agreement dated July 29, 2008 between Doral Energy Corp. and Macquarie Bank Limited.(12)
10.12	Subordination Agreement dated July 29, 2008 between Doral Energy Corp., Green Shoe Investments Ltd. and Macquarie Bank Limited.(12)
10.13	Subordination Agreement dated July 29, 2008 between Doral Energy Corp., Little Bay Consulting SA and Macquarie Bank Limited.(12)
10.14	Net Profits Overriding Royalty Interest Conveyance dated July 29, 2008 between Doral Energy Corp. and Macquarie Investments, LLC.(12)
10.15	Conversion Agreement dated July 29, 2008 between Doral Energy Corp. and Macquarie Investments, LLC.(12)
10.16	Limited Forbearance Agreement dated December 10, 2008 between Macquarie Bank Limited and Doral Energy Corp.(15)
10.17	Loan Agreement dated October 3, 2008 between Doral Energy Corp. and Little Bay Consulting SA.(13)
10.18	First Amendment to Credit Agreement between Doral Energy Corp. and Macquarie Bank Limited dated November 19, 2008.(16)
10.19	Second Amendment to Credit Agreement between Doral Energy Corp. and Macquarie Bank Limited dated January 9, 2009.(16)
10.20	Letter Agreement dated January 15, 2009 between Doral Energy Corp. and Miltex Oil Company.(17)

Exhibit
Number	Description of Exhibits
10.21	Engagement Agreement dated January 26, 2009 between Doral Energy Corp. and C.K. Cooper & Company, Inc.(19)
10.22	Debt Advisory Agreement dated January 30, 2009 between Doral Energy Corp. and C.K. Cooper & Company, Inc.(19)
10.23	Loan Agreement dated February 24, 2009 between Doral Energy Corp. (as borrower) and Green Shoe Investments Ltd. (as lender) in the amount of $100,000 USD.(20)
10.24	Amendment Agreement dated February 13, 2009 to Engagement Agreement between Doral Energy Corp. and C.K. Cooper & Company, Inc.(20)
10.25	Amendment Agreement dated March 31, 2009, 2009 to Letter Agreement between Doral Energy Corp. and Miltex Oil Company.(21)
10.26	Amendment Agreement dated April 21, 2009, 2009 to Letter Agreement between Doral Energy Corp. and Miltex Oil Company.(22)
10.27	2009 Stock Incentive Plan.(23)
10.28	Loan Agreement dated April 29, 2009 between Doral Energy Corp. and Green Shoe Investments Ltd. (24)
10.29	Sale and Purchase Agreement dated May 5, 2009 between Doral Energy Corp. and Flaming S, Inc. (24)
10.30	Sale and Purchase Agreement dated May 15, 2009 between Doral Energy Corp. and Slape Oil Company, Inc.(24)
10.31	Convertible Note Agreement dated May 28, 2009 between Doral Energy Corp. and Green Shoe Investments Ltd.(25)
10.32	Assignment Agreement dated July 30, 2009.(26)
10.33	Consent to Assignment Agreement dated for July 29, 2009.(26)
10.34	Macquarie Forbearance Agreement dated July 30, 2009.(26)
10.35	Convertible Promissory Note dated August 24, 2009 in the principal amount of $250,000 issued to W.S. Oil and Gas Limited.(27)
10.36	Macquarie Forbearance Agreement dated August 28, 2009.(28)
10.37	Macquarie Forbearance Agreement dated November 9, 2009.
10.38	Amendment Agreement to Convertible Promissory Note between W.S. Oil and Gas Limited and Doral Energy Corp.
14.1	Code of Ethics.(2)
21.1	List of Subsidiaries.
23.1	Consent of Malone & Bailey PC, Certified Public Accountants and Business Consultants.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 filed on September 11, 2006.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended July 31, 2007 filed on October 30, 2007.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on January 9, 2008.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed on March 12, 2008.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed on April 16, 2008.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed on April 28, 2008.
(7)	Filed as an exhibit to our Current Report on Form 8-K filed on May 1, 2008.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed on May 13, 2008.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed on May 21, 2008.

(10)	Filed as an exhibit to our Current Report on Form 8-K filed on May 27, 2008.
(11)	Filed as an exhibit to our Current Report on Form 8-K filed on July 23, 2008.
(12)	Filed as an exhibit to our Current Report on Form 8-K filed on August 4, 2008.
(13)	Filed as an exhibit to our Current Report on Form 8-K filed on October 22, 2008.
(14)	Filed as an exhibit to our Annual Report on Form 10-K filed on October 29, 2008
(15)	Filed as an exhibit to our Current Report on Form 8-K filed on December 11, 2008.
(16)	Filed as an exhibit to our Current Report on Form 8-K filed on January 14, 2009.
(17)	Filed as an exhibit to our Current Report on Form 8-K filed on January 22, 2009.
(18)	Filed as an exhibit to our Current Report on Form 8-K filed on January 29, 2009.
(19)	Filed as an exhibit to our Current Report on Form 8-K filed on February 9, 2009.
(20)	Filed as an exhibit to our Current Report on Form 8-K filed on February 25, 2009.
(21)	Filed as an exhibit to our Current Report on Form 8-K filed on April 6, 2009.
(22)	Filed as an exhibit to our Current Report on Form 8-K filed on April 27, 2009.
(23)	Filed as an exhibit to our Current Report on Form 8-K filed on May 5, 2009.
(24)	Filed as an exhibit to our Current Report on Form 8-K filed on June 2, 2009.
(25)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed on June 15, 2009.
(26)	Filed as an exhibit to our Current Report on Form 8-K filed on August 5, 2009.
(27)	Filed as an exhibit to our Current Report on Form 8-K filed on August 28, 2009.
(28)	Filed as an exhibit to our Current Report on Form 8-K filed on September 2, 2009.
(29)	Filed as an exhibit to our Current Report on Form 8-K filed on September 14, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DORAL ENERGY CORP.

Date:	November 13, 2009	By:	/s/ Everett Willard Gray, II
EVERETT WILLARD GRAY, II
Vice-Chairman & Chief Executive Officer
(Principal Executive Officer)

Date:	November 13, 2009	By:	/s/ Paul C. Kirkitelos
PAUL C. KIRKITELOS
Chairman, Chief Financial Officer, Secretary &
Treasurer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	November 13, 2009	By:	/s/ Everett Willard Gray, II
EVERETT WILLARD GRAY, II
Vice-Chairman, Chief Executive Officer and Director

Date:	November 13, 2009	By:	/s/ Paul C. Kirkitelos
PAUL C. KIRKITELOS
Chairman, Chief Financial Officer, Secretary,
Treasurer and Director

Date:	November 13, 2009	By:	/s/ H. Patrick Seale
H. PATRICK SEALE
Chief Operating Officer, President and Director