Form 10-Q
period 2009-10-31
Doral Energy Corp.
filed 2009-12-21
CIK 1373485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of December 18, 2009, the Registrant had 87,219,480 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

The accompanying consolidated unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three month period ended October 31, 2009 are not necessarily indicative of the results that can be expected for the year ending July 31, 2010.

As used in this Quarterly Report on Form 10-Q, the terms "we,” "us,” "our,” “Doral Energy” and the “Company” mean Doral Energy Corp. and its subsidiaries unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Doral Energy Corp.
Consolidated Balance Sheets
October 31, 2009 and July 31, 2009
(Unaudited)

	October 31	July 31,
	2009	2009
ASSETS
Current assets
Cash and cash equivalents	$-	$436,806
Accounts receivable, net of allowance for doubtful accounts of $-	216,805	232,934
Restricted cash – note proceeds restricted as to use	181,082	170,377
Current derivative asset	233,755	468,607
Prepaid insurance and other	33,951	1,600
Total current assets	665,593	1,310,324

Oil and gas properties – Proved, using full cost method of accounting, net of accumulated depreciation, depletion and amortization of $516,259 and
$419,068, respectively	19,759,534	19,897,062
Deferred federal income tax	85,213	85,213
Office equipment, net of depreciation	232,775	247,111
Security deposit	228,268	210,087

Total assets	$20,971,383	$21,749,797

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$674,723	$333,698
Accounts payable – related party	66,674	81,183
Accrued interest payable	75,861	55,537
Current portion of long-term debt	6,901,819	6,636,372
Current portion of notes payable related party	200,000	150,000
Convertible note payable, net of discount of $- and $118,523, respectively	300,000	181,477
Current deferred income tax	94,144	94,144
Other current liabilities	20,360	6,103
Total current liabilities	8,333,581	7,538,514

Notes payable	121,253	480,784
Notes payable to related party, net of discount of $207,818 and $250,000,
respectively	92,182	100,000
Noncurrent derivative liability	121,711	54,728
Asset retirement obligation	801,138	903,654

Total liabilities	9,469,865	9,077,680

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 87,062,470
and 86,937,470 shares issued and outstanding, respectively	87,062	86,937
Additional paid-in capital	15,237,339	15,119,274
Retained deficit	(3,822,883)	(2,534,094)
Total stockholders’ equity	11,501,518	12,672,117
Total liabilities and stockholders’ equity	$20,971,383	$21,749,797

The accompanying notes are an integral part of these consolidated financial statements.

Doral Energy Corp.
Consolidated Statements of Operations
For the three months ended October 31, 2009 and 2008
(Unaudited)

	2009	2008
		(Restated)
Revenue - oil and gas sales	$467,197	$$652,256

Expenses:
Operating costs	664,578	279,422
Production taxes	64,488	60,330
Depreciation, depletion, and amortization	113,112	73,528
Accretion expense	7,821	19,416
General and administrative	498,122	287,019
Total expense	1,348,121	719,715
Loss from operations	(880,924)	(67,459)

Other income (expense):
Interest expense	(255,935)	(153,394)
Price risk management activities	(151,827)	1,482,284
Income (loss) before income taxes	(1,288,686)	1,261,431
Income tax expense	103	438,638
Net income(loss)	$(1,288,789)	$822,793

Net income (loss) per share:
Basic and diluted	$(0.01)	$0.01
Weighted average shares outstanding:
Basic and diluted	86,941,546	85,862,000

The accompanying notes are an integral part of these consolidated financial statements.

Doral Energy Corp.
Consolidated Statements of Cash Flows
For the three months ended October 31, 2009 and 2008
(Unaudited)

	2009	2008
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,288,789)	$822,793
Adjustments to reconcile net income (loss) to cash used by operating activities:
Depreciation, depletion, and amortization	113,112	73,528
Accretion	7,821	19,416
Amortization of debt discount and deferred financing costs	160,705	50,289
Unrealized loss (gain) on derivative instrument, net	301,835	(1,438,060)
Share based compensation	76,940	-
Changes in operating assets and liabilities:
Accounts receivable	16,129	(201,382)
Prepaid expenses and other current assets	(32,351)	1,221
Deposits	-	(13,896)
Accounts payable	364,094	(18,492)
Accounts payable – related party	(14,509)	30,000
Accrued interest payable	20,324	-
Other current liabilities	14,257	2,293
Deferred income taxes	-	438,638
NET CASH USED BY OPERATING ACTIVITIES	(260,432)	(233,652)

CASH FLOWS FROM INVESTING ACTIVITIES
Change in note proceeds restricted as to use	(10,705)	356,421
Purchase of property and equipment	(1,585)	(35,619)
Additions to oil and gas properties	(70,000)	(61,206)
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	(82,290)	259,596

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable, gross	31,441	200,000
Deferred financing costs incurred	-	(119,623)
Repayments of notes payable	(125,525)	-
Proceeds from sale of common stock	-	5,025
CASH FLOWS PROVIDED BY (USED IN)FINANCING ACTIVITIES	(94,084)	85,402

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(436,806)	111,346

Cash and cash equivalents, beginning of period	436,806	54,500
Cash and cash equivalents, end of period	$-	$165,846

Supplemental disclosures of cash flow information:
Interest paid	$56,697	$103,105
Income taxes paid	$-	$-

Non cash investing and financing activities:
Change in estimate of asset retirement obligation	$110,337	$-
Stock issued for exercise of stock options in exchange for accounts payable	$41,250	$-
Purchase price adjustment payable	$-	$436,408

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

Interim financial statements

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s audited financial statements for the fiscal period ended July 31, 2009 as filed on Form 10-K. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s audited financial statements for the fiscal period ended July 31, 2009, has been omitted. The results of operations for the three-month period ended October 31, 2009 are not necessarily indicative of results for the entire year ending July 31, 2010.

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

Restricted cash – note proceeds restricted as to use

At October 31, 2009, we had $181,082 of restricted cash. The restricted cash represents proceeds from the revolving loan payable to Macquarie which are restricted as to use under the terms of the credit agreement. These funds may be used to pay lease operating expenses, note interest, certain fees associated with obtaining the note and certain general and administrative expenses.

Concentrations of Credit Risk

All of our receivables are due from oil and natural gas purchasers. We sold approximately 93% of our oil and natural gas production to one customer during the three months ended October 31, 2009. At October 31, 2009, two customers accounted for approximately 88% and 8% of accounts receivable.

Revenue and cost recognition

We use the sales method to account for sales of crude oil and natural gas. Under this method, revenues are recognized based on actual volumes of oil and gas sold to purchasers. The volumes sold may differ from the volumes to which Doral is entitled based on the interest in the properties. These differences create imbalances which are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves. We had no production, revenue or imbalances as of October 31, 2009. Costs associated with production are expensed in the period incurred.

NOTE 3 - GOING CONCERN

As of October 31, 2009, we had negative working capital. This factor raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if Doral is unable to continue as a going concern.

We intend to raise additional working capital either through private placements, public offerings and/or bank financing. We are actively pursuing such alternatives in conjunction with our financial advisor, C.K. Cooper & Company, Inc. We are also identifying merger and/or acquisition candidates of strategic and financial benefit to our plans for growth. As of October 31, 2009, no acquisition or merger agreements have yet been closed. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, Doral will have to raise additional working capital through other channels. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Doral.

NOTE 4 – NOTES PAYABLE

Little Bay Notes Payable

During October 2008, we borrowed $200,000 from Little Bay Consulting SA. The loans are unsecured, carry an annual interest rate of 5.0%, and are due October 1, 2010. This note has not been repaid and is currently in default.

Green Shoe Investments

In May 2009, Doral borrowed $150,000 and agreed to repay $300,000 to Greenshoe Investments Ltd. The loan is unsecured, carries an annual interest rate of 0.0%, is due ten days after the maturity of our Macquarie Credit Agreement and is convertible at $1 per share. The difference in proceeds and the repayment amount resulted in a discount of $150,000 that was being amortized over the term using the effective interest method. As of October 31, 2009, the discount had been fully amortized. This loan will mature following the expiration of the forbearance agreement discussed below.

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

Note payable to related party

In July 2009, we borrowed $250,000 from W.S. Oil and Gas Limited, a partnership which is controlled by our CEO. The note has a stated interest rate of 0% and matures November 1, 2012. The lender had the option to convert any remaining principal and interest due under this note into shares of our common stock at a conversion price equal to four times the fair market value of our common stock at the time the conversion right is exercised. We are required to make 24 monthly payments of $16,667 beginning November 1, 2009 and then 12 monthly payments of $8,333 thereafter. The payments total $500,000 resulting in an effective interest rate of 49%. The difference in proceeds and the repayment amount resulted in a discount of $250,000 that is being amortized over the term using the effective interest method. As of October 31, 2009, $42,182 was amortized leaving $207,818 to be amortized in fiscal 2010 - 2012.

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

NOTE 5 — COMMITMENTS AND CONTINGENCIES

From time to time we may become involved in litigation in the ordinary course of business. At the present time the Company’s management is not aware of any such litigation.

The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. We maintain insurance coverage, which we believe is customary in the industry, although we are not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of October 31, 2009, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company’s properties.

NOTE 6 – STOCKHOLDERS’ EQUITY

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

Stock options

Stock option activity summary is presented in the table below:

			Weighted-
			average
		Weighted-	Remaining	Aggregate
	Number of	average	Contractual	Intrinsic
	Shares	Exercise	Term (years)	Value
		Price
Outstanding at July 31, 2009	304,000	$0.50
Granted	200,000	$0.33
Exercised	(125,000)	0.33
Forfeited	-	$-
Expired	-	-

Outstanding at October 31, 2009	379,000	$0.47	4.79	$4,500

On October 27, 2009, we issued options to purchase 200,000 shares of common stock to an entity for professional services. The options were vested immediately and had an exercise price of $0.33 and a term of five years.

The fair value of the options granted during the three months ended October 31, 2009 was estimated at the date of grant using the Black-Scholes option-pricing model at $76,940. The following assumptions were used in the model:

Estimated market value of stock on grant date	$ 0.39
Risk-free interest rate	1.51%
Dividend yield	0.00%
Volatility	216%
Expected life	5.0 years

In October 2009, we issued 125,000 shares of common stock in exchange for the exercise of stock options with an exercise price of $0.33 per share. We agreed to reduce amounts payable to the holder in exchange for the exercise price of $41,250 which would have been due upon exercise. We received no cash proceeds upon the exercise of the stock options.

NOTE 7 – RELATED PARTY TRANSACTIONS

As of October 31, 2009, we had amounts payable to a partnership controlled by our CEO under a convertible note agreement. See Note 4 for a discussion of this agreement.

October 31, 2009, we had accounts payable to the Chairman of the Board and former CEO of the Company in the amount of $66,674. These amounts represent unpaid salary and expense reimbursements.

NOTE 8 – DERIVATIVE INSTRUMENTS AND PRICE RISK MANAGEMENT ACTIVITIES

We entered into commodity derivative financial instruments intended to hedge our exposure to market fluctuations of oil and natural gas prices. As of October 31, 2009, we had commodity swaps, puts and calls for the following oil volumes:

	Transaction	Barrels per	Barrels per	Price per
	type	quarter	day	barrel
2010
Second quarter	Swap	6,698	73	$ 94
Third quarter	Swap	6,328	71	$ 94
Fourth quarter	Swap	4,266	70	$ 94
Fourth quarter	Put	2,147	69	$ 60
Fourth quarter	Call	2,147	69	$ 94

2011
First quarter	Put	6,280	68	$ 60
First quarter	Call	6,280	68	$ 94
Second quarter	Put	5,791	63	$ 60
Second quarter	Call	5,791	63	$ 94
Third quarter	Put	5,202	58	$ 60
Third quarter	Call	5,202	58	$ 94
Fourth quarter	Put	5,202	57	$ 60
Fourth quarter	Call	5,202	57	$ 94

2012
First quarter	Put	5,202	57	$ 60
First quarter	Call	5,202	57	$ 94
Second quarter	Put	3,468	57	$ 60
Second quarter	Call	3,468	57	$ 94

FASC 815-25 (formerly SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”) requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of each derivative is recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. To make this determination, management formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed, and a description of the method of measuring effectiveness. This process includes linking all derivatives that are designated as cash-flow hedges to specific cash flows associated with assets and liabilities on the balance sheet or to specific forecasted transactions.

Based on the above, management has determined the swaps noted above do not qualify for hedge accounting treatment. As of October 31, 2009, the hedge was included on the balance sheet as a current derivative asset in the amount of $233,755 and a noncurrent derivative liability of $121,711. For the three months ended October 31, 2009, Doral recognized a loss from the change in fair value of $301,835 reflected in other income (expense). Realized hedge gains totaled $150,008 for the three months ended October 31, 2009.

NOTE 9 – FAIR VALUE MEASUREMENTS

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

The following table presents Doral’s assets and liabilities recognized in the balance sheet and measured at fair value on a recurring basis as of October 31, 2009:

	Input Levels for Fair Value Measurements
Description	Level 1	Level 2	Level 3	Total
Assets:
Commodity derivatives	$-	$233,755	$-	$233,755
	$-	$233,755	$-	$233,755
Liabilities:
Commodity derivatives	$-	$121,711	$-	$121,711
	$-	$121,711	$-	$121,711

The fair value of commodity derivatives is determined using forward price curves derived from market price quotations, externally developed and commercial models, with internal and external fundamental data inputs. Market price quotations are obtained from independent energy brokers and direct communication with market participants.

NOTE 10 – SUBSEQUENT EVENTS

On November 10, 2009, we issued 54,000 shares of common stock in exchange for the exercise of stock options with an exercise price of $0.33 per share. We agreed to reduce amounts payable to the holder in exchange for the exercise price of $17,820 which would have been due upon exercise. We received no cash proceeds upon the exercise of the stock options.

On December 3, 2009, we issued options to purchase 200,000 shares of common stock to an entity for professional services. The options were vested immediately and had an exercise price of $0.26 and a term of five years.

On December 3, 2009, we issued 103,000 shares of common stock in exchange for the exercise of stock options with an exercise price of $0.26 per share. We agreed to reduce amounts payable to the holder in exchange for the exercise price of $26,780 which would have been due upon exercise. We received no cash proceeds upon the exercise of the stock options.

On December 14, 2009, we received cash proceeds of $200,000 in exchange for a 4% Convertible Note Payable. The note bears interest at 4% per year and matures June 30, 2010. The note is convertible only in whole into Units at $0.10 per Unit. Each Unit consists of one share of common stock and one warrant to purchase a share of common stock at a price of $0.20 per share for a term of three years. The note contains ratchet provisions which adjust the exercise price of the Units and the underlying warrants if we issue common stock at a price lower than the conversion prices in the 4% Convertible Note Payable. As a result, we have determined that the underlying Units and Warrants are not indexed to the Company’s common stock and should, therefore, be recorded as a derivative on the balance sheet.

NOTE 11 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The financial statements presented herein for the three months ended October 31, 2008 have been restated for an error in the valuation of the MAC NPORRI.

Management determined that the original valuation model for the net profit overriding royalty interest (the “MAC NPORRI”) granted to Macquarie in connection with the Macquarie Credit Agreement contained errors that resulted in an overstatement of the value of the MAC NPORRI. After discovering this issue, the Company engaged an independent economist to re-evaluate the value of the MAC NPORRI, resulting in a substantially lower value being assigned to the MAC NPORRI at the date of grant than the value originally assigned for accounting purposes. Correcting this overvaluation resulted in our recording an increase of approximately $5,118,254 in the value of notes payable and oil and gas properties as of July 31, 2008. It also resulted in our recording increased depreciation, depletion and amortization of approximately $11,000 and decreased interest expense of approximately $19,000 for the three months ended October 31, 2008. In order to correct the error described above, we have restated our financial statements for the three months ended October 31, 2008.

The effects of the restatement on the statement of operations for the three months ended October 31, 2008 are summarized as follows:

	As
	Previously		As
	Reported	Adjustments	Restated

Revenue	$652,256	$-	$652,256

Depreciation, depletion and amortization	62,682	10,846	73,528
Total operating expenses	708,869	10,846	719,715
Loss from operations	(56,613)	(10,846)	(67,459)

Interest expense	(172,702)	19,308	(153,394)
Net other income (expense)	1,319,582	19,308	1,328,890
Income before income taxes	1,252,969	8,462	1,261,431
Net income	814,331	8,462	822,793

Earnings per share	$0.01	-	$0.01

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report constitute "forward-looking statements.” These statements, identified by words such as “plan,” "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the heading “Risk Factors” and elsewhere in this Quarterly Report. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents, particularly our Annual Reports, Quarterly Reports and Current Reports we file from time to time with the United States Securities and Exchange Commission (the “SEC”).

Recent Corporate Developments

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

$0.10 Convertible Note Issuance

On December 16, 2009, we issued convertible notes (the "Convertible Notes") in the principal amount of $200,000. The Convertible Notes are due on June 30, 2010 (the "Maturity Date") and bear interest at a rate of 4% per annum. Subject to exercise of the conversion rights, after the Maturity Date, unpaid interest and principal on the Convertible Notes will earn interest at a rate of 18% per annum. The Convertible Notes may be converted into units consisting of one share of our common stock and one share purchase warrant (a "Note Warrant") at a conversion price of $0.10 per unit. Each Note Warrant will entitle the holder to purchase one additional share of our common stock at a price of $0.20 per share for a period of three (3) years from the date of issuance. Both the Convertible Notes and the Note Warrants contain "full ratchet" anti-dilution clauses providing that the conversion price and exercise price of the Convertible Notes and Note Warrants, respectively, will be adjusted downwards if we issue shares of common stock or convertible instruments at a price less than the conversion price or exercise price, respectively.

The subscriber for the Convertible Notes represented that he is an accredited investor as defined in Regulation D promulgated under the Securities Act of 1933.

RESULTS OF OPERATIONS

Three Months Summary

	Three Months Ended October 31,		Percentage
	2009	2008	Increase / (Decrease)
Revenues	$467,197	$652,256	(28.4)%
Expenses	(1,348,121)	(719,715)	87.3%
Interest Expense	(255,935)	(153,394)	66.8%
Price Risk Management Activities	(151,827)	1,482,284	110.2%
Income tax expense	(103)	(438,638)	(100.0)%
Net Income (Loss)	$(1,288,789)	$822,793	(256.6)%

Revenues

During the period ended October 31, 2009, we recognized revenues from the sale of crude oil and natural gas of $467,197. Revenues recognized from the Eddy County Properties were lower than those recognized for the same period ended October 31, 2008. We believe that the primary reason that revenues were lower for the period ended October 31, 2009 is that the average price of crude oil was significantly lower during the period ended October 31, 2009 as compared to the comparable period ended October 31, 2008. This decrease was partially offset by an increase in the volume of oil produced. Revenues from the sale of oil and gas are recognized based on the actual volume of oil and gas sold to purchasers. Although we have begun to incrementally increase production from the Hanson Project Properties by making improvements to existing well facilities, our revenues are also subject to fluctuations in the market price of crude oil and natural gas. Although we have entered into hedging positions that provide us with partial protection against price decreases, prolonged downturns in the price of crude oil and natural gas will have an adverse effect on our revenues. See “Risk Factors.”

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

Expenses

Our expenses for the three months ended October 31, 2009 and 2008 consisted of the following:

	Three Months Ended October 31,		Percentage
	2009	2008	Increase / (Decrease)
Operating Costs	$664,578	$279,422	137.8%
Production Taxes	64,488	60,330	6.9%
Depreciation, Depletion, and Amortization	113,112	73,528	53.8%
Accretion Expense	7,821	19,416	(59.7)%
General Administrative	498,122	287,019	73.6%
Total Operating Expenses	$1,348,121	$719,715	87.3%

Our expenses for the period ended October 31, 2009 increased substantially as compared to the same period ended October 31, 2008. Operating costs are the costs associated with our oil and gas production activities for the period. Production taxes are severance and ad valorem taxes payable in respect of the oil and gas production from our properties.

Our expenses for the period ended October 31, 2008 were significantly lower as our operational activities have increased significantly since that period. Expenses for the period ended October 31, 2009 are expected to be more indicative of our future expenses. However, expenses in future periods may be significantly greater depending upon the extent of any developmental activities that we engage in on our properties.

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

Aug 2008 - Dec 2008: 1,900 barrels per month
Jan 2009 - Dec 2009: 1,700 barrels per month
Jan 2010 - Dec 2010: 1,600 barrels per month
Jan 2011 - Jul 2011: 1,400 barrels per month

During December 2008, we re-structured our hedge position to guarantee more near-term income by closing out our old position and using the value realized to enter into a combination of a swap and a costless collar, with more volume hedged in the near term. The swap, with a fixed price of $94, covers the period from January 2009 through June 2010. The swap pays us the difference between $94 and the OIL-WTI-NYMEX price per barrel

Included in price risk management activities for the period ended October 31, 2009 are realized hedge settlements of $150,008. These settlements represent the difference between the hedge prices and the actual prices received for the volumes hedged for the months of August through October 2009.

During the three months ended October 31, 2009, we recognized a loss of $301,835 which represented the change in the fair value of the hedge in future months. As of October 31, 2009, the hedge was included on the balance sheet as a current derivative asset in the amount of $233,755 and a noncurrent derivative liability of $121,711.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At October 31, 2009	At July 31, 2009	Increase / (Decrease)
Current Assets	$665,593	$1,310,324	(49.2)%
Current Liabilities	(8,333,581)	(7,538,514)	10.5%
Working Capital (Deficit)	$(7,667,988)	$(6,228,190)	23.1%

Cash Flows
	Three Month Ended	Three Month Ended
	October 31, 2009	October 31, 2008
Cash Flows Used in Operating Activities	$(260,432)	$(233,652)
Cash Flows (Used in) Provided by Investing Activities	(82,290)	259,596
Cash Flows (Used in) Provided by Financing Activities	(94,084)	85,402
Net Increase (Decrease) in Cash During Period	$(436,806)	$111,346

As at October 31, 2009, we had a working capital deficit of $7,667,988.

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

As of October 31, 2009, we owed Macquarie $5,774,195. We are currently seeking to refinance the amounts owed by us under the Macquarie Credit Agreement, however there is no assurance that we will be able to do so.

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

On December 16, 2009, we issued convertible notes (the "Convertible Notes") in the principal amount of $200,000. The Convertible Notes are due on June 30, 2010 (the "Maturity Date") and bear interest at a rate of 4% per annum. Subject to exercise of the conversion rights, after the Maturity Date, unpaid interest and principal on the Convertible Notes will earn interest at a rate of 18% per annum. The Convertible Notes may be converted into units consisting of one share of our common stock and one share purchase warrant (a "Note Warrant") at a conversion price of $0.10 per unit. Each Note Warrant will entitle the holder to purchase one additional share of our common stock at a price of $0.20 per share for a period of three (3) years from the date of issuance. Both the Convertible Notes and the Note Warrants contain "full ratchet" anti-dilution clauses providing that the conversion price and exercise price of the Convertible Notes and Note

Warrants, respectively, will be adjusted downwards if we issue shares of common stock or convertible instruments at a price less than the conversion price or exercise price, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") in the United States has required our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. Our significant accounting policies are disclosed in the notes to the interim financial statements for the period ended October 31, 2009 included in this Quarterly Report on Form 10-Q.

The consolidated financial statements presented with this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at October 31, 2009, and for all periods presented in the attached financial statements, have been included. Interim results for the period ended October 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

Our significant accounting policies are disclosed at Note 2 to the unaudited financial statements included in this Quarterly Report.

Derivatives

Derivative financial instruments, utilized to manage or reduce commodity price risk related to our production, are accounted for under the provisions of FASC 815-25 (formerly SFAS No. 133, “Accounting for Derivative Instruments and for Hedging Activities”), and related interpretations and amendments. Under this pronouncement, derivatives are carried on the balance sheet at fair value. Effective August 2008, if the derivative is not designated as a hedge, changes in the fair value are recognized in other income (expense).

FASC 210-20-45-1 (formerly FASB Staff Position 39-1) permits the netting of fair values of derivative assets and liabilities for financial reporting purposes, if such assets and liabilities are with the same counterparty and subject to a master netting arrangement. We have elected to employ net presentation of derivative assets and liabilities when the required conditions are met. Current accounting pronouncements also requires that when derivative assets and liabilities are presented net, the fair value of the right to reclaim collateral assets (receivable) or the obligation to return cash collateral (payable) is also offset against the net fair value of the corresponding derivative.

We routinely exercise our contractual right to net realized gains against realized losses when settling with our swap and option counterparties. At October 31, 2009, derivative assets include the net market value of derivative assets and liabilities due to the right of offset in the settlement of these contracts.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.

ITEM 4T.         CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

None.

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

We did not meet our minimum quarterly operating cash flow and minimum quarterly production volume targets for the period ended October 31, 2008, and we did not meet our minimum quarterly operating cash flow targets for the periods ending January 31, 2009 and April 30, 2009, as set under the Macquarie Credit Agreement. As a result, Macquarie has the right to terminate its commitments under the Macquarie Credit Agreement and to declare the amounts owed to be immediately due and payable. If they exercise this right, Macquarie will also have the right to seize any of our properties over which they have a security interest, including the Eddy County Properties. The amounts owed by us under the Macquarie Credit Agreement are currently due and payable, and we do not currently have sufficient financial resources to repay the amounts owed. We have entered into a forbearance agreement, pursuant to which Macquarie has agreed not exercise their rights or remedies with respect to our failure to pay until at least January 29, 2010 (the “Forbearance Period”). There is no assurance that we will be able to pay the amounts due to Macquarie by the end of the Forbearance Period and there is no assurance that Macquarie will not exercise their rights and remedies in the future.

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

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 16, 2009, we issued convertible notes (the "Convertible Notes") in the principal amount of $200,000. The Convertible Notes are due on June 30, 2010 (the "Maturity Date") and bear interest at a rate of 4% per annum. Subject to exercise of the conversion rights, after the Maturity Date, unpaid interest and principal on the Convertible Notes will earn interest at a rate of 18% per annum. The Convertible Notes may be converted into units consisting of one share of our common stock and one share purchase warrant (a "Note Warrant") at a conversion price of $0.10 per unit. Each Note Warrant will entitle the holder to purchase one additional share of our common stock at a price of $0.20 per share for a period of three (3) years from the date of issuance. Both the Convertible Notes and the Note Warrants contain "full ratchet" anti-dilution clauses providing that the conversion price and exercise price of the Convertible Notes and Note Warrants, respectively, will be adjusted downwards if we issue shares of common stock or convertible instruments at a price less than the conversion price or exercise price, respectively.

The subscriber for the Convertible Notes represented that he is an accredited investor as defined in Regulation D promulgated under the Securities Act of 1933.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.           OTHER INFORMATION

None.

ITEM 6.           EXHIBITS

Exhibit
Number	Description of Exhibits

2.1

Agreement and Plan of Merger dated April 21, 2008 between Language Enterprises Corp. (as surviving entity) and Doral Energy Corp. (as merging entity) and changing the name of the surviving entity to Doral Energy Corp.(6)

3.1	Articles of Incorporation.(1)

Exhibit
Number	Description of Exhibits

3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 2,500,000,000 shares, par value $0.001 per share (25-for-1 Stock Split).(3)

3.3	Articles of Merger between Language Enterprises Corp. (as surviving entity) and Doral Energy Corp. (as merging entity).(6)

3.4	Certificate of Change Pursuant to NRS 78.209 decreasing the authorized capital of common stock to 400,000,000 shares, par value $0.001 per share (1-for-6.25 Reverse Split).(18)

3.5	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 2,000,000,000 shares, par value $0.001 per share (5-for-1 Stock Split).(29)

3.6	Bylaws.(1)

10.1	Loan Agreement dated as of March 7, 2008 with Little Bay Consulting SA.(4)

10.2	Letter Agreement dated April 10, 2008 with G2 Petroleum, LLC.(5)

10.3	Purchase and Sale Agreement dated April 25, 2008 with J. Warren Hanson, doing business as Hanson Energy, and his wife Kathie Hanson.(7)

10.4	Loan Agreement between the Company (as borrower) and Green Shoe Investments Ltd. (as lender) dated May 9, 2008 for the amount of $100,000.(8)

10.5	Loan Agreement between the Company (as borrower) and Green Shoe Investments Ltd. (as lender) dated May 23, 2008 for the amount of $150,000.(9)

10.6	Title Work Agreement dated May 12, 2008 with Arena Resources, Inc.(10)

10.7

Amendment Agreement to Share Purchase Agreement dated July 17, 2008 between J. Warren Hanson, doing business as Hanson Energy, his wife Kathie Hanson, and Doral Energy Corp. (formerly Language Enterprises Corp.)(11)

10.8	Loan Agreement dated July 18, 2008 between Doral Energy Corp. and Little Bay Consulting SA.(11)

10.9	Loan Agreement dated July 18, 2008 between Doral Energy Corp. and Green Shoe Investments Ltd.(11)

10.10	Credit Agreement dated July 29, 2008 between Doral Energy Corp. and Macquarie Bank Limited.(12)

10.11	Security Agreement dated July 29, 2008 between Doral Energy Corp. and Macquarie Bank Limited.(12)

10.12	Subordination Agreement dated July 29, 2008 between Doral Energy Corp., Green Shoe Investments Ltd. and Macquarie Bank Limited.(12)

10.13	Subordination Agreement dated July 29, 2008 between Doral Energy Corp., Little Bay Consulting SA and Macquarie Bank Limited.(12)

10.14	Net Profits Overriding Royalty Interest Conveyance dated July 29, 2008 between Doral Energy Corp. and Macquarie Investments, LLC.(12)

10.15	Conversion Agreement dated July 29, 2008 between Doral Energy Corp. and Macquarie Investments, LLC.(12)

10.16	Limited Forbearance Agreement dated December 10, 2008 between Macquarie Bank Limited and Doral Energy Corp.(15)

10.17	Loan Agreement dated October 3, 2008 between Doral Energy Corp. and Little Bay Consulting SA.(13)

10.18	First Amendment to Credit Agreement between Doral Energy Corp. and Macquarie Bank Limited dated November 19, 2008.(16)

10.19	Second Amendment to Credit Agreement between Doral Energy Corp. and Macquarie Bank Limited dated January 9, 2009.(16)

10.20	Letter Agreement dated January 15, 2009 between Doral Energy Corp. and Miltex Oil Company.(17)

10.21	Engagement Agreement dated January 26, 2009 between Doral Energy Corp. and C.K. Cooper & Company, Inc.(19)

10.22	Debt Advisory Agreement dated January 30, 2009 between Doral Energy Corp. and C.K. Cooper & Company, Inc.(19)

10.23	Loan Agreement dated February 24, 2009 between Doral Energy Corp. (as borrower) and Green Shoe Investments Ltd. (as lender) in the amount of $100,000 USD.(20)

10.24	Amendment Agreement dated February 13, 2009 to Engagement Agreement between Doral Energy Corp. and C.K. Cooper & Company, Inc.(20)

10.25	Amendment Agreement dated March 31, 2009, 2009 to Letter Agreement between Doral Energy Corp. and Miltex Oil Company.(21)

Exhibit
Number	Description of Exhibits

10.26	Amendment Agreement dated April 21, 2009, 2009 to Letter Agreement between Doral Energy Corp. and Miltex Oil Company.(22)

10.27	2009 Stock Incentive Plan.(23)

10.28	Loan Agreement dated April 29, 2009 between Doral Energy Corp. and Green Shoe Investments Ltd. (24)

10.29	Sale and Purchase Agreement dated May 5, 2009 between Doral Energy Corp. and Flaming S, Inc. (24)

10.30	Sale and Purchase Agreement dated May 15, 2009 between Doral Energy Corp. and Slape Oil Company, Inc.(24)

10.31	Convertible Note Agreement dated May 28, 2009 between Doral Energy Corp. and Green Shoe Investments Ltd.(25)

10.32	Assignment Agreement dated July 30, 2009.(26)

10.33	Consent to Assignment Agreement dated for July 29, 2009.(26)

10.34	Macquarie Forbearance Agreement dated July 30, 2009.(26)

10.35	Convertible Promissory Note dated August 24, 2009 in the principal amount of $250,000 issued to W.S. Oil and Gas Limited.(27)

10.36	Macquarie Forbearance Agreement dated August 28, 2009.(28)

10.37	Macquarie Forbearance Agreement dated November 9, 2009.(30)

10.38	Amendment Agreement to Convertible Promissory Note between W.S. Oil and Gas Limited and Doral Energy Corp.(30)

10.39	Form of 4% Convertible Note Subscription Agreement.

14.1	Code of Ethics.(2)

21.1	List of Subsidiaries.(30)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 filed on September 11, 2006.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended July 31, 2007 filed on October 30, 2007.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on January 9, 2008.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed on March 12, 2008.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed on April 16, 2008.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed on April 28, 2008.
(7)	Filed as an exhibit to our Current Report on Form 8-K filed on May 1, 2008.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed on May 13, 2008.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed on May 21, 2008.
(10)	Filed as an exhibit to our Current Report on Form 8-K filed on May 27, 2008.
(11)	Filed as an exhibit to our Current Report on Form 8-K filed on July 23, 2008.
(12)	Filed as an exhibit to our Current Report on Form 8-K filed on August 4, 2008.
(13)	Filed as an exhibit to our Current Report on Form 8-K filed on October 22, 2008.
(14)	Filed as an exhibit to our Annual Report on Form 10-K filed on October 29, 2008
(15)	Filed as an exhibit to our Current Report on Form 8-K filed on December 11, 2008.
(16)	Filed as an exhibit to our Current Report on Form 8-K filed on January 14, 2009.
(17)	Filed as an exhibit to our Current Report on Form 8-K filed on January 22, 2009.
(18)	Filed as an exhibit to our Current Report on Form 8-K filed on January 29, 2009.
(19)	Filed as an exhibit to our Current Report on Form 8-K filed on February 9, 2009.
(20)	Filed as an exhibit to our Current Report on Form 8-K filed on February 25, 2009.
(21)	Filed as an exhibit to our Current Report on Form 8-K filed on April 6, 2009.
(22)	Filed as an exhibit to our Current Report on Form 8-K filed on April 27, 2009.
(23)	Filed as an exhibit to our Current Report on Form 8-K filed on May 5, 2009.
(24)	Filed as an exhibit to our Current Report on Form 8-K filed on June 2, 2009.
(25)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed on June 15, 2009.

(26)	Filed as an exhibit to our Current Report on Form 8-K filed on August 5, 2009.
(27)	Filed as an exhibit to our Current Report on Form 8-K filed on August 28, 2009.
(28)	Filed as an exhibit to our Current Report on Form 8-K filed on September 2, 2009.
(29)	Filed as an exhibit to our Current Report on Form 8-K filed on September 14, 2009.
(30)	Filed as an exhibit to our Annual Report on Form 10-K filed on November 13, 2009.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DORAL ENERGY CORP.

Date:	December 18, 2009	By:	/s/ Everett Willard Gray, II
EVERETT WILLARD GRAY, II
Chief Executive Officer
(Principal Executive Officer)

Date:	December 18, 2009	By:	/s/ Paul C. Kirkitelos
PAUL C. KIRKITELOS
Chief Financial Officer, Treasurer, Secretary and
Chairman of the Board
(Principal Accounting Officer)