Form 10-K/A
period 2008-07-31
Doral Energy Corp.
filed 2010-03-12
CIK 1373485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $833,150 based on a price of $0.02 ($0.03 post-2009 Stock Splits), being the last price at which the registrant completed a sale of shares of its common stock.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of October 27, 2008, the Registrant had 107,087,500 (85,670,000 post-2009 Stock Splits) shares of common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report for Doral Energy Corp. originally filed on October 29, 2008 (the "Original Report") is being filed to provide the Company's amended and restated consolidated financial statements for the fiscal year ended July 31, 2008 and the comparative period ended July 31, 2007 (the "July 2008 Financial Statements").

On November 4, 2009, we determined that the original valuation model for the net profit overriding royalty interest (the “MAC NPORRI”) granted to Macquarie in connection with the Macquarie Credit Agreement contained errors that resulted in an overstatement of the value of the MAC NPORRI. After discovering this issue, we engaged an independent economist to re-evaluate the value of the MAC NPORRI, resulting in a substantially lower value being assigned to the MAC NPORRI at the date of grant than the value originally assigned for accounting purposes. Correcting this overvaluation resulted in our recording an increase of approximately $5.1 million in the value of notes payable and oil and gas properties as of July 31, 2008.

The July 2008 Financial Statements and other financial information included in this Amendment No. 1 have been restated accordingly.  In addition, the July 2008 Financial Statements and other financial information included in this Amendment No. 1 have been amended to give retroactive effect to our 1-for-6.25 reverse split of our common stock (the "2009 Reverse Split") completed January 12, 2009 and our 5-for-1 forward split of our common stock (the "2009 Forward Split") completed September 14, 2009.  Both the 2009 Reverse Split and the 2009 Forward Split (collectively referred to as the "2009 Stock Splits") were completed after the fiscal period covered by this Amendment No. 1 and after the filing date of the Original Report.  Our shareholders should no longer rely on our previously filed financial statements for the year ended July 31, 2008.  These matters have been discussed by our authorized officers and with our independent registered public accounting firm.

This Amendment No. 1 reproduces only those sections of the Original Report that have been changed as a result of the restatement and amendments described above.  This Amendment No. 1 is stated as of the file date of the Original Report and does not reflect events occurring after the filing date of the Original Report or modify or update the disclosures therein in any way other than as required to reflect the restatements described above and to give retroactive effect to the 2009 Stock Splits.

DORAL ENERGY CORP.

AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K /A
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

(b)	An aggregate of 7,000,000 (5,600,000 post-2009 Stock Splits) shares of our common stock, issued to Hanson Energy and its nominees; and

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

Dr. Paul C. Kirkitelos owns 46,800,000 (37,440,000 post-2009 Stock Splits) common shares, which is approximately 43.7% of our issued and outstanding common stock. Accordingly, he may exercise significant influence over all matters requiring stockholder approval, including the election of directors and the determination of significant corporate actions. This concentration could also have the effect of delaying or preventing a change in control that could otherwise be beneficial to our stockholders.

If we issue additional shares of common stock in the future this may result in dilution to our existing stockholders.

Our articles of incorporation authorize the issuance of 2,500,000,000 (2,000,000,000 post-2009 Stock Splits) shares of common stock. Our board of directors has the authority to issue additional shares of common stock up to the authorized capital stated in the articles of incorporation. Our board of directors may choose to issue some or all of such shares to provide additional financing in the future. The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. It will also cause a reduction in the proportionate ownership and voting power of all other stockholders.

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

Quarter Ended	High	Low
April 30, 2007	$0.00	$0.00
July 31, 2007	$0.00	$0.00
October 31, 2007	$0.00	$0.00
January 31, 2008	$0.40	$0.06
April 30, 2008	$1.55	$1.88
July 31, 2008	$0.00	$0.00

The above quotations have been adjusted to reflect our 25-for-1 stock split effective January 8, 2008. (The above quotations have not been adjusted to reflect the 2009 Stock Splits.)  Quotations provided by the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders

As of October 27, 2008, there were 107,087,500 (85,670,000 post-2009 Stock Splits) shares of our common stock issued and outstanding that are held of record by 42 registered stockholders. We believe that a number of stockholders may hold their shares of our common stock in brokerage accounts and registered in the name of stock depositories.

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

Private Placement Offering

In May, 2008, our sole director, Paul C. Kirkitelos, approved a private placement offering (the “Offering”) of up to 3,000,000 (2,400,000 post-2009 Stock Splits) shares of our common stock at a price of $0.75 ($0.94 Post-2009 Stock Splits) per share to be made solely to persons who qualify as accredited investors as that term is defined under Regulation D promulgated under the Securities Act of 1933 (the “Securities Act”). On September 12, 2008, we reduced the offering price to $0.50 ($0.625 post-2009 Stock Splits) per share and increased the total number of shares available under the offering to 4,500,000 (3,600,000 post-2009 Stock Splits) shares. We do not intend to register the Offering under the Securities Act and any shares issued under the Offering may not be reoffered or resold in the United States absent an effective registration under the Securities Act or an applicable exemption from the registration requirements.

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

F-1

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

As discussed in Note 10 to the financial statements, errors resulting in an understatement of assets and liabilities were discovered by management. Accordingly, adjustments have been made as of July 31, 2008 to correct the errors.

/s/ Malone & Bailey, PC

www.malone-bailey.com
Houston, Texas

October 28, 2008, except note 10
which is dated December 16, 2009

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

Doral Energy Corp.
(formerly Language Enterprises Corp.)
(an Exploration Stage Company)
Consolidated Balance Sheets
July 31, 2008 and 2007

	2008	2007
ASSETS	(Restated)
Current assets
Cash and cash equivalents	$54,500	$31,268
Restricted cash – note proceeds restricted as to use	566,960	-
Prepaid insurance	65,676	-
Total current assets	687,136	31,268

Office equipment, net of depreciation	104	248
Oil and gas properties – Proved, using full cost method of accounting	19,834,246	-
Deferred financing cost	58,040	-
Security deposit	1,105	-

Total assets	$20,580,631	$31,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$201,947	$1,334
Accounts payable – related party	50,919	4,541
Accrued interest payable	9,943	-
Other current liabilities	8,442	-
Total current liabilities	271,251	5,875

Notes payable, net of discount of $181,746 and $0, respectively	5,738,254	-
Asset retirement obligation	918,902	-
Total liabilities	6,928,407	5,875

STOCKHOLDERS’ EQUITY
Common shares, $0.001 par value, 2,000,000,000 shares authorized, 85,862,000
and 80,070,000 shares issued and outstanding, respectively	85,862	80,070
Additional paid-in capital	14,188,489	63,780
Accumulated deficit	(622,127)	(118,209)
Total stockholders’ equity	13,652,224	25,641

Total liabilities and stockholders’ equity	$20,580,631	$31,516

The accompanying notes are an integral part of these consolidated financial statements.

Doral Energy Corp.
(formerly Language Enterprises Corp.)
(an Exploration Stage Company)
Consolidated Statements of Expenses
For the years ended July 31, 2008 and 2007 and
for the period from October 25, 2005 (date of inception) through July 31, 2008

			Inception
			through
	2008	2007	July 31, 2008

Expenses:
General and administrative	$493,929	$85,395	615,934
Miscellaneous income	-	(3,736)	(3,736)
Operating loss	(493,929)	(81,659)	(612,198)

Other expense:
Interest expense	(9,943)	-	(9,943)

Net loss	$(503,872)	$(81,659)	$(622,141)

Net loss per share:
Basic and diluted	$(0.01)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	80,242,022	80,070,000

The accompanying notes are an integral part of these consolidated financial statements.

Doral Energy Corp.
(formerly Language Enterprises Corp.)
(an Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity
For the period from October 25, 2005 (date of inception) through July 31, 2008

			Additional
	Common	Par	Paid-In	Accumulated
	Shares*	Amount	Capital	Deficit	Total

Balance, October 25, 2005 (date of inception)	-	$-	$-	$-	$-
January 26, 2006- Shares issued for cash at $0.01	52,000,000	52,000	(26,000)	-	26,000
March 26, 2006-Shares issued for cash at $0.02	24,000,000	24,000	-	-	24,000
May 19, 2006- Shares issued for cash at $0.10	4,070,000	4,070	16,280	-	20,350
Fair value of rent and management services donated by Directors	-	-	31,500	-	31,500
Net loss	-	-	-	(36,610)	(36,610)
Foreign currency translation adjustment	-	-	-	492	492
Total comprehensive loss				(36,118)

Balance, July 31, 2006	80,070,000	80,070	21,780	(36,118)	65,732
Fair value of rent and management services donated by Directors	-	-	42,000	-	42,000
Net loss	-	-	-	(81,659)	(81,659)
Foreign currency translation adjustment	-	-	-	(432)	(432)
Total comprehensive loss				(82,091)

Balance, July 31, 2007	80,070,000	80,870	69,780	(118,209)	25,641
Fair value of rent and management services donated by Directors	-	-	10,501	-	10,501
April 25, 2008- Shares issued as security deposit on Hanson Property	400,000	400	999,600	-	1,000,000
June 18, 2008- Shares issued for cash at $0.50	160,000	160	99,840	-	100,000
June 27, 2008- Shares issued for cash at $0.50	32,000	32	19,968	-	20,000
July 29, 2008- Shares issued for the acquisition of Hanson Property	5,200,000	5,200	12,994,800	-	13,000,000
Net loss	-	-	-	(503,872)	(503,872)
Foreign currency translation adjustment	-	-	-	(46)	(46)
Total comprehensive loss				(503,918)

Balance, July 31, 2008	85,862,000	$85,862	$14,188,489	$(622,127)	$13,652,224

* The common stock issued has been retroactively restated to reflect a forward stock split of 25 new shares of common stock for one old share of common stock, effective January 7, 2008, the reverse stock split of 1 new share of common stock for 6.25 shares of old share of common stock effective January 23, 2009, and the forward stock split of five new shares of common stock for one old share of common stock effective September 14, 2009. The number of authorized shares and the par value per share, as well as certain per share information, as referred to in these financial statements have been restated where applicable to give retroactive effect of the forward stock split.

The accompanying notes are an integral part of these consolidated financial statements.

Doral Energy Corp.
(formerly Language Enterprises Corp.)
(an Exploration Stage Company)
Consolidated Statements of Cash Flows
For the years ended July 31, 2008 and 2007 and for
the period from October 25, 2005 (date of inception) through July 31, 2008

			Inception
			through
	2008	2007	July 31, 2008
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(503,872)	$(81,659)	$(622,141)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation, depletion and amortization	144	144	300
Non cash interest expense	9,943	-	9,943
Contribution of rent and salary	10,501	42,000	84,001
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(65,676)	1,326	(65,676)
Deposits	(1,105)	-	(1,105)
Accounts payable	209,055	1,334	210,389
Accounts payable – related party	46,378	-	46,378
NET CASH USED BY OPERATING ACTIVITIES	(294,632)	(36,855)	(337,911)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(404)
Purchase of oil and gas properties	(5,097,090)	-	(5,097,090)
CASH FLOWS USED IN INVESTING ACTIVITIES	(5,097,090)	-	(5,097,494)

CASH FLOWS FROM FINANCING ACTIVITIES
Amounts due to related party	-	974	4,541
Proceeds from issuance of notes payable, gross	5,920,000	-	5,920,000
Deferred financing costs incurred	(53,000)	-	(53,000)
Change in note proceeds restricted as to use	(572,000)		(572,000)
Proceeds from sale of common stock	120,000	-	190,350
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	5,415,000	974	5,489,891

NET INCREASE(DECREASE) IN CASH AND CASH
EQUIVALENTS	23,278	(35,881)	54,486
Effect of unrealized exchange rate changes	(46)	(432)	14
Cash and cash equivalents, beginning of period	31,268	67,581	-
Cash and cash equivalents, end of period	$54,500	$31,268	$54,500

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
Noncash investing and financing transactions:
Stock issued for purchase of oil and gas properties	$14,000,000	$-	$14,000,000
Discount on Macquarie Credit Agreement	$181,746	$-	$181,746
Asset retirement obligation incurred	$918,902	$-	$918,902

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

As consideration for the Assets, Doral paid to Hanson Energy the following consideration:

(a)	Upon execution of the Hanson Energy Agreement, a deposit (the “Deposit”) of $100,000 in cash plus and 2,500,000 shares of common stock;

(b)	Upon execution of the Amendment Agreement to the Hanson Energy Agreement dated July 17, 2008, an amount of $150,000 in cash, paid as an increase to the Deposit amount; and

(c)

Upon closing, $4,750,000 in cash and 5,600,000 shares of our common stock, and an overriding royalty interest of 2.5% of 8/8 on the oil and gas produced from the Assets. The cash portion of the Purchase Price is subject to future adjustment pursuant to the terms of the Hanson Energy Agreement.

The total purchase price was as follows:

Cash paid to Hanson Energy	$5,000,000
Common stock issued to Hanson Energy (5,600,000 shares valued at $2.50 per share based on last traded stock price ( post reverse stock split and after forward stock split restatement)	14,000,000
Cash paid for other acquisition costs	97,090
Asset retirement obligation incurred	918,902
Total purchase price	$20,015,992
Less: Net profits overriding royalty interest	(181,746)
Net purchase price	$19,834,746

The total purchase price was allocated to proved oil and gas properties, as this was the only asset purchased.

The following table reflects selected pro forma financial information as if the acquisition of the Eddy County Properties has occurred as of the beginning of each of the years ended July 31, 2008 and 2007:

	Year ended	Year ended
	July 31, 2008	July 31, 2007
Revenues – oil and gas	$2,165,565	$1,561,660
Net Loss	($846,401)	($1,293,988)
Earnings per Share	($0.01)	($0.00)

Oil and gas properties

All of the Doral’s oil and gas properties are located in the United States. Oil and gas properties are made up of the following at July 31, 2008:

Amount
Properties subject to amortization	$19,834,746
Properties not subject to amortization	-
Less: accumulated depreciation, depletion and amortization	-
Oil and gas properties, net	$19,834,746

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

NOTE 5 – NOTES PAYABLE

Notes payable are made up of the following at July 31, 2008:

Amount
Little Bay note payable, bearing interest at 5% per annum, maturing in July 2010	$320,000
Greenshoe note payable, bearing interest at 5% per annum, maturing on July 1, 2010	300,000
Term Loan payable to Macquarie, bearing interest at LIBOR plus 6.50%, maturing on July 30, 2011, net of discount of $96,017	2,703,983
Revolving Loan payable to Macquarie, bearing interest at LIBOR plus 3.00%, maturing on July 30, 2011, net of discount of $85,729	2,414,271
Total	$5,738,254

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

Provided that the Company submits a Development Plan (as such term is defined in the Credit Agreement) acceptable to Macquarie (at its sole discretion) within 120 days from the closing date, or July 29, 2008, the Credit Agreement will mature on July 30, 2011. In the event the Company fails to submit an acceptable Development Plan to Macquarie, the maturity date will be accelerated to July 30, 2009.In connection with the Credit Agreement, Doral granted Macquarie a net profits overriding royalty interest (“NPORRI”) in the Eddy County Properties. Beginning on the maturity date of the Credit Agreement (July 30, 2011), or earlier if all amounts advanced under the Credit Agreement are repaid before July 30, 2011,Doral will pay Macquarie 35% of its net profits on the Eddy County Properties. After Macquarie has received $5,000,000 this percentage will drop to 20% in perpetuity. Doral’s original value of the NPORRI created an original recorded discount of $5,300,000 on the Term and Revolving loans with a corresponding reduction in proved oil and gas properties. This value and discount have since been determined to be incorrect. The corrected discount is $181,746 causing an increase in the carrying amount of the Term and Revolving loans and the proved oil and gas properties. See note 10 for details.

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

NOTE 7 – STOCKHOLDERS’ EQUITY

Effective January 7, 2008, the Company amended its Articles of Incorporation by splitting its issued and authorized capital on a 25-for-1 basis. Accordingly, the Company’s authorized capital of common stock has been increased from 100,000,000 shares to 2,500,000,000 shares of common stock, $0.001 par value per share, and the Company’s issued and outstanding shares were increased on a 25-for-1 basis such that each shareholder now holds twenty five shares for each one share previously held. As a result of the stock split, the number of Company shares outstanding increased from 4,003,500 to 85,670,000 on January 7, 2008. All share and per-share data (except par value) have been adjusted to reflect the retroactive effect of the forward stock split for all periods presented. In addition to the forward stock split in January 2008, there was a reverse stock split at 6.25 and a stock split on September 14, 2009 of 5 common shares of Doral Energy Stock in exchange for 1 current common share of Doral Energy Stock. This retroactive effect is recognized in these financial statements and integrated notes from inception to date.

In June 2008, Doral completed a private placement of 192,000 shares of common stock at a price of $0.625 per share and received total cash proceeds of $120,000. These shares have not yet been issued but have been treated as issued in the accompanying financial statements.

In August 2008, Doral completed an additional private placement of 8,040 shares of common stock at a price of $0.6250 per share and received total cash proceeds of $5,025.

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

NOTE 10 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The financial statements presented herein as of July 31, 2008 have been restated for an error in the valuation of the MAC NPORRI.

Management determined that the original valuation model for the net profit overriding royalty interest (the “MAC NPORRI”) granted to Macquarie in connection with the Macquarie Credit Agreement contained errors that resulted in an overstatement of the value of the MAC NPORRI. After discovering this issue, the Company engaged an independent economist to reevaluate the value of the MAC NPORRI, resulting in a substantially lower value being assigned to the MAC NPORRI at the date of grant than the value originally assigned for accounting purposes. Correcting this overvaluation resulted in our recording an increase of approximately $5,118,254 in the value of notes payable and oil and gas properties as of July 31, 2008. In order to correct the error described above, Doral has restated its financial statements as of July 31, 2008.

The effects of the restatement on the balance sheet as of July 31, 2008 are summarized as follows:

	As Previously		As
	Reported	Adjustments	Restated

Oil and gas properties	$14,715,992	$5,118,254	$19,834,246
Total assets	15,462,377	5,118,254	20,580,631

Notes payable	620,000	5,118,254	5,738,254
Total liabilities	1,810,253	5,118,254	6,928,407

NOTE 11 - SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

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

Capitalized Costs Relating to Oil and Gas Producing Activities as of July 31, 2008 and 2007:

	2008	2007
Proved properties
Mineral interests	$-	$-
Wells, equipment and facilities	19,834,246	-
Total proved properties	19,834,246	-

Unproved properties
Mineral interests	$-	$-
Uncompleted wells, equipment and facilities	-	-
Total unproved properties	-	-

Less: accumulated depreciation, depletion and amortization	-	-
Net capitalized costs	$19,834,246	$-

Costs Incurred in Oil and Gas Producing Activities for the Years Ended July 31, 2008 and 2007:

	2008	2007
Acquisition of proved properties	$19,834,246	$-
Acquisition of unproved properties	-	-
Development costs	-	-
Exploration costs	-	-
Total costs incurred	$19,834,246	$-

Results of Operations for Oil and Gas Producing Activities for the Year Ended July 31, 2008:

2008
Revenues	$-
Production costs	-
Exploration expenses	-
Depreciation, depletion and amortization	-
Accretion expense	-
Income before income tax	-
Income tax	-
Results of operations from oil and gas producing activities	$-

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

DORAL ENERGY CORP.
Pro Forma Condensed Statement of Operations
For the year ended July 31, 2008
(Unaudited)

		Eddy
	Doral	County	Pro Forma
	Historical	Historical	Adjustments		Pro Forma
Revenues	$-	$2,165,565	$-		$2,165,565

Lease operating expense	-	607,161	-		607,161
Depreciation, depletion and amortization	144	-	458,215	(a)	458,359
General and administrative	493,785	-	1,006,215	(b)	1,500,000
Total operating expenses	493,929	607,161			2,565,520

Operating income (loss)	(493,929)	1,558,404	-		(399,955)

Interest expense	(9,943)	-	(436,503)	(c)	(446,446)

Net income (loss)	$(503,872)	$1,558,404			$(846,401)

Basic and diluted earnings per common share	$(0.00)				$(0.00)

Weighted shares outstanding	80,242,021		5,450,274	(d)	85,692,295

The accompanying notes to the unaudited pro forma condensed financial statements are an integral part of these statements.

DORAL ENERGY CORP.
Pro Forma Condensed Statement of Operations
For The Year Ended July 31, 2007
(Unaudited)

		Eddy
	Doral	County	Pro Forma
	Historical	Historical	Adjustments		Pro Forma
Revenues	$-	$1,561,660	$-		$1,561,660

Lease operating expense	-	520,204	-		520,204
Depreciation, depletion and amortization	144	-	403,609	(a)	403,753
General and administrative	85,251	-	1,414,749	(b)	1,500,000
Total operating expenses	85,395	520,204			2,423,957

Operating income (loss)	(85,395)	1,041,456			(862,297)

Interest expense	-	-	(435,427)	(c)	(435,427)
Other income	3,736	-	-		3,736

Net income (loss)	$(81,659)	$1,041,456			$(1,293,988)

Basic and diluted earnings per common share	$(0.00)				$(0.02)

Weighted shares outstanding	80,070,000		5,600,000	(d)	85,670,000

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

PART III

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

As at July 31, 2008, we did not have any equity compensation plans (including individual compensation arrangements) in place under which our equity securities are authorized for issuance.

Subsequent to our year ended July 31, 2008, we entered into an agreement with an with Mr. Bloodworth, our Operations Manager, pursuant to which we agreed to issue 250,000 (200,000 post-2009 Stock Splits) shares to him if he successfully discharges his duties and obligations under the employment agreement for a period of one year. The equity compensation arrangement with Mr. Bloodworth has not been approved by our security holders.

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

		Amount
		and Nature of	Percentage
	Name and Address	Beneficial	of Common
Title of Class	of Beneficial Owner	Ownership	Stock (1)
DIRECTORS AND OFFICERS
Common Stock	Paul C. Kirkitelos Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer Director	46,800,000 (37,440,000 post 2009 Stock Splits) (direct)	43.7%

Common Stock	H. Patrick Seale Chief Operating Officer	2,000,000 (1,600,000 post 2009 Stock Splits) (direct)	1.9%

Common Stock	All Officers and Directors as a Group (2 persons)	48,800,000 (39,040,000 post 2009 Stock Splits)	45.6%

5% STOCKHOLDERS

		Amount

		and Nature of	Percentage
	Name and Address	Beneficial	of Common
Title of Class	of Beneficial Owner	Ownership	Stock (1)
Common Stock	Paul C. Kirkitelos Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer Director 111 N. Sepulveda Blvd, Suite 250 Manhattan Beach, CA 90266	46,800,000 (37,440,000 post 2009 Stock Splits) (direct)	43.7%

Common Stock	J. Warren Hanson (2) P.O. Box 1348 Artesia, NM 88210	6,930,000 (5,600,000 post 2009 Stock Splits) (direct)	6.5%

Common Stock	Kathie Hanson (2) P.O. Box 1348 Artesia, NM 88210	6,930,000 (5,600,000 post 2009 Stock Splits) (direct)	6.5%

Common Stock	Everett Willard Gray, II (3) 2002 Bedford Midland, Texas 79701	9,700,000 (7,760,000 post 2009 Stock Splits) (Indirect)	9.1%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on October 27, 2008. As of October 27, 2008, there were 107,087,500 (85,670,000 post-2009 Stock Splits) shares of our common stock issued and outstanding.

(2)	J. Warren Hanson and Kathie Hanson hold the 6,930,000 (5,544,000 post-2009 Stock Splits) shares listed as beneficially owned by them as joint tenants.

(3)	Everett Willard Gray II holds the shares listed as beneficially owned by him indirectly through WS Oil & Gas Limited, a limited partnership controlled by Mr. Gray.

CHANGES IN CONTROL

We are not aware of any further arrangement that might result in a change in control in the future.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

(b)	An aggregate of 7,000,000 (5,600,000 post-2009 Stock Splits) shares of our common stock, issued to Hanson Energy and its nominees; and

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

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit
Number	Description of Exhibits
2.1	Agreement and Plan of Merger dated April 21, 2008 between Language Enterprises Corp. (as surviving entity) and Doral Energy Corp. (as merging entity) and changing the name of the surviving entity to Doral Energy Corp. (6)
3.1	Articles of Incorporation. (1)
3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 2,500,000,000 shares, par value $0.001 per share (25-for-1 Stock Split). (3)
3.3	Articles of Merger between Language Enterprises Corp. (as surviving entity) and Doral Energy Corp. (as merging entity). (6)
3.4	Bylaws. (1)
10.1	Form of Translator Engagement Agreement. (1)
10.2	Translator Services Agreement with Toro Resources Corp. (1)
10.3	Translator Services Agreement with Magnus International Resources, Inc. (1)
10.4	Jonathan Moore Loan Letter. (1)
10.5	Loan Agreement dated as of March 7, 2008 with Little Bay Consulting SA. (4)
10.6	Letter Agreement dated April 10, 2008 with G2 Petroleum, LLC. (5)
10.7	Purchase and Sale Agreement dated April 25, 2008 with J. Warren Hanson, doing business as Hanson Energy, and his wife Kathie Hanson. (7)
10.8	Loan Agreement between the Company (as borrower) and Green Shoe Investments Ltd. (as lender) dated May 9, 2008 for the amount of $100,000. (8)
10.9	Loan Agreement between the Company (as borrower) and Green Shoe Investments Ltd. (as lender) dated May 23, 2008 for the amount of $150,000. (9)
10.10	Title Work Agreement dated May 12, 2008 with Arena Resources, Inc. (10)
10.11	Amendment Agreement to Share Purchase Agreement dated July 17, 2008 between J. Warren Hanson, doing business as Hanson Energy, his wife Kathie Hanson, and Doral Energy Corp. (formerly Language Enterprises Corp.) (11)
10.12	Loan Agreement dated July 18, 2008 between Doral Energy Corp. and Little Bay Consulting SA. (11)
10.13	Loan Agreement dated July 18, 2008 between Doral Energy Corp. and Green Shoe Investments Ltd. (11)
10.14	Credit Agreement dated July 29, 2008 between Doral Energy Corp. and Macquarie Bank Limited. (12)
10.15	Security Agreement dated July 29, 2008 between Doral Energy Corp. and Macquarie Bank Limited. (12)
10.16	Subordination Agreement dated July 29, 2008 between Doral Energy Corp., Green Shoe Investments Ltd. and Macquarie Bank Limited. (12)
10.17	Subordination Agreement dated July 29, 2008 between Doral Energy Corp., Little Bay Consulting SA and Macquarie Bank Limited. (12)
10.18	Net Profits Overriding Royalty Interest Conveyance dated July 29, 2008 between Doral Energy Corp. and Macquarie Investments, LLC. (12)
10.19	Conversion Agreement dated July 29, 2008 between Doral Energy Corp. and Macquarie Investments, LLC. (12)
10.20	Loan Agreement dated October 3, 2008 between Doral Energy Corp. and Little Bay Consulting SA. (13)
21.1	List of Subsidiaries.(14)
14.1	Code of Ethics. (2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 filed on September 11, 2006.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended July 31, 2007 filed on October 30, 2007.

(3)	Filed as an exhibit to our Current Report on Form 8-K filed on January 9, 2008.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed on March 12, 2008.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed on April 16, 2008.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed on April 28, 2008.
(7)	Filed as an exhibit to our Current Report on Form 8-K filed on May 1, 2008.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed on May 13, 2008.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed on May 21, 2008.
(10)	Filed as an exhibit to our Current Report on Form 8-K filed on May 27, 2008.
(11)	Filed as an exhibit to our Current Report on Form 8-K filed on July 23, 2008.
(12)	Filed as an exhibit to our Current Report on Form 8-K filed on August 4, 2008.
(13)	Filed as an exhibit to our Current Report on Form 8-K filed on October 22, 2008.
(14)	Filed as an exhibit to our Annual Report on Form 10-K Report originally filed on October 29, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DORAL ENERGY CORP.

Date:	March 10 , 2010	By:	/s/ Everett Willard Gray, II
EVERETT WILLARD GRAY, II
Vice-Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	March 10 , 2010	By:	H. Patrick Seale
H. PATRICK SEALE
Chief Operating Officer, Chief Financial Officer,
President, Secretary, Treasurer and Director
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 10, 2010	By:	/s/ Everett Willard Gray, II
EVERETT WILLARD GRAY, II
Vice-Chairman, Chief Executive Officer and Director

Date:	March 10, 2010	By:	/s/ H. Patrick Seale
H. PATRICK SEALE
Chief Operating Officer, Chief Financial Officer,
President, Secretary, Treasurer and Director