Form 10-Q/A
period 2008-10-31
Doral Energy Corp.
filed 2010-03-12
CIK 1373485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of December 16, 2008, the Registrant had 107,337,550 (85,870,040 post-2009 Stock Splits) shares of common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q for Doral Energy Corp., originally filed on December 22, 2008 (the "Original Report"), is being filed to provide the Company's amended and restated consolidated financial statements for the fiscal year ended October 31, 2008 and the comparative period ended October 31, 2007 (the "October 2008 Financial Statements").

On November 4, 2009, we determined that the original valuation model for the net profit overriding royalty interest (the “MAC NPORRI”) granted to Macquarie in connection with the Macquarie Credit Agreement contained errors that resulted in an overstatement of the value of the MAC NPORRI. After discovering this issue, we engaged an independent economist to re-evaluate the value of the MAC NPORRI, resulting in a substantially lower value being assigned to the MAC NPORRI at the date of grant than the value originally assigned for accounting purposes. Correcting this overvaluation resulted in our recording an increase of approximately $5.1 million in the value of notes payable and oil and gas properties as of October 31, 2008 and July 31, 2008.  It also resulted in our recording increased depreciation, depletion and amortization of approximately $11,000 and decreased interest expense of approximately $19,000 for the three months ended October 31, 2008.

The October 2008 Financial Statements and other financial information included in this Amendment No. 1 have been restated accordingly.  In addition, the October 2008 Financial Statements and other financial information included in this Amendment No. 1 have been amended to give retroactive effect to our 1-for-6.25 reverse split of our common stock (the "2009 Reverse Split") completed January 12, 2009 and our 5-for-1 forward split of our common stock (the "2009 Forward Split") completed September 14, 2009.  Both the 2009 Reverse Split and the 2009 Forward Split (collectively referred to as the "2009 Stock Splits") were completed after the fiscal period covered by this Amendment No. 1 and after the filing date of the Original Report.  Our shareholders should no longer rely on our previously filed financial statements for the three months ended October 31, 2008.  These matters have been discussed by our authorized officers and with our independent registered public accounting firm.

This Amendment No. 1 reproduces only those sections of the Original Report that have been changed as a result of the restatement and amendments described above.  This Amendment No. 1 is stated as of the file date of the Original Report and does not reflect events occurring after the filing date of the Original Report, or modify or update the disclosures therein in any way other than as required to reflect the restatements described above and to give retroactive effect to the 2009 Stock Splits.

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

Doral Energy Corp.
Consolidated Balance Sheets
October 31, 2008 and July 31, 2008
(Unaudited)

	October 31,
	2008	July 31, 2008
	(Restated)	(Restated)
ASSETS
Current assets
Cash and cash equivalents	$165,846	$54,500
Accounts receivable, net of allowance for doubtful accounts of $-	201,382	-
Restricted cash – note proceeds restricted as to use	210,539	566,960
Current derivative asset	626,266	-
Current portion of deferred financing cost	57,091	-
Prepaid insurance and other	64,455	65,676
Total current assets	1,325,579	687,136

Oil and gas properties – Proved, using full cost method of accounting, net of accumulated depreciation, depletion and amortization of $71,460 and $-, respectively	20,287,400	19,834,246
Derivative asset	811,794	-
Deferred financing cost, net of current portion	106,299	58,040
Office equipment, net of depreciation	33,655	104
Security deposit	15,001	1,105

Total assets	$22,579,728	$20,580,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$646,863	$201,947
Accounts payable – related party	80,919	50,919
Accrued interest payable	16,673	9,943
Current deferred income tax	219,193	-
Other current liabilities	10,735	8,442
Total current liabilities	974,383	271,251

Notes payable, net of discount of $152,460 and $181,746, respectively	5,967,540	5,738,254
Asset retirement obligation	938,318	918,902
Deferred income tax	219,445	-
Total liabilities	8,099,686	6,928,407

STOCKHOLDERS’ EQUITY
Common shares, $0.001 par value, 2,000,000,000 shares authorized, 85,870,040 and 85,862,000 issued and outstanding, respectively	85,870	85,862
Additional paid-in capital	14,193,506	14,188,489
Retained earnings (deficit)	200,666	(622,127)
Total stockholders’ equity	14,480,042	13,652,224

Total liabilities and stockholders’ equity	$22,579,728	$20,580,631

The accompanying notes are an integral part of these consolidated financial statements.

Doral Energy Corp.
Consolidated Statements of Operations
For the three months ended October 31, 2008 and 2007
(Unaudited)

	2008	2007
	(Restated)
Revenue - oil and gas sales	$652,256	$-
Expenses:
Operating costs	279,422	-
Production taxes	60,330	-
Depreciation, depletion, and amortization	73,528	36
Accretion expense	19,416	-
General and administrative	287,019	35,727
Total expense	719,715	35,763
Loss from operations	(67,459)	(35,763)
Other expense:
Interest expense	(153,394)	-
Price risk management activities	1,482,284	-
Income (loss) before income taxes	1,261,431	(35,763)
Income tax expense	438,638	-
Net income (loss)	$822,793	$(35,763)

Other comprehensive income – Foreign currency translation adjustment	-	(53)
Comprehensive loss	$822,793	$(35,816)

Net income (loss) per share:
Basic and diluted	$0.01	$(0.00)

Weighted average shares outstanding:
Basic and diluted	85,862,000	80,070,000

The accompanying notes are an integral part of these consolidated financial statements.

Doral Energy Corp.
Consolidated Statements of Cash Flows
For the three months ended October 31, 2008 and 2007
(Unaudited)

	2008	2007
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$822,793	$(35,763)
Adjustments to reconcile net income (loss) to cash used by operating activities:
Depreciation, depletion, amortization and accretion	92,944	36
Amortization of debt discount and deferred financing costs	50,289	-
Unrealized gain on derivative instruments, net	(1,438,060)	-
Contribution of rent and salary	-	10,500
Changes in operating assets and liabilities:
Accounts receivable	(201,382)	-
Prepaid expenses and other current assets	1,221	-
Deposits	(13,896)	-
Accounts payable	(18,492)	19,238
Accounts payable – related party	30,000	-
Other current liabilities	2,293	-
Deferred tax liabilities	438,638	-
NET CASH USED BY OPERATING ACTIVITIES	(233,652)	(5,989)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(35,619)	-
Additions to oil and gas properties	(61,206)	-
CASH FLOWS USED IN INVESTING ACTIVITIES	(96,825)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Amounts due to related party	-	(4,277)
Proceeds from issuance of notes payable, gross	200,000	-
Deferred financing costs incurred	(119,623)	-
Change in note proceeds restricted as to use	356,421	-
Proceeds from sale of common stock	5,025	-
CASH FLOWS PROVIDED BY (USED IN)FINANCING ACTIVITIES	441,823	(4,277)

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	111,346	(10,266)
Effect of unrealized exchange rate changes	-	(53)
Cash and cash equivalents, beginning of period	54,500	31,268
Cash and cash equivalents, end of period	$165,846	$20,949

Supplemental disclosures of cash flow information:
Interest paid	$103,105	$-
Income taxes paid	$-	$-

Non cash investing and financing activities:
Purchase price adjustment payable	$463,408	$-

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

As consideration for the Assets, Doral paid to Hanson Energy the following consideration:

(a)	Upon execution of the Hanson Energy Agreement, a deposit (the “Deposit”) of $100,000 in cash plus and 400,000 shares of common stock;

(b)	Upon execution of the Amendment Agreement to the Hanson Energy Agreement dated July 17, 2008, an amount of $150,000 in cash, paid as an increase to the Deposit amount;

(c)	Upon closing, $4,750,000 in cash and 5,200,000 shares of our common stock, and an overriding royalty interest of 2.5% of 8/8 on the oil and gas produced from the Assets; and

(d)	On November 24, 2008, $463,408 in cash as a final purchase price adjustment.

The total purchase price was as follows:

Cash paid to Hanson Energy	$5,000,000
Common stock issued to Hanson Energy (5,600,000 shares valued at $2.50 per share based on last traded stock price)	14,000,000
Cash paid for other acquisition costs	97,090
Asset retirement obligation incurred	918,902
Total purchase price	$20,015,992
Less: Net profits overriding royalty interest	(181,746)
Net purchase price	$19,834,746

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

The Term Loan and the Revolving Loan are secured by all of the assets of the Company. Interest accrued on the Term Loan and the Revolving Loan is payable monthly beginning on September 20, 2008. The Credit Agreement requires that Doral must pay 100 percent of net operating cash flow to Macquarie monthly beginning on September 20, 2008. This payment will be applied first to accrued interest and fees, second to principal on the Term Loan and last to principal on the Revolving Loan. At October 31, 2008, the applicable interest rate under the Term Loan and the Revolving Loan was 8.75% and 5.25%, respectively. The effective interest rates on the Term and Revolving Loans combined is approximately 8%.

Provided that the Company submits a Development Plan (as such term is defined in the Credit Agreement) acceptable to Macquarie (at its sole discretion) by January 15, 2009, the Credit Agreement will mature on July 30, 2011. In the event the Company fails to submit an acceptable Development Plan to Macquarie, the maturity date will be accelerated to July 30, 2009.In connection with the Credit Agreement, Doral granted Macquarie a net profits overriding royalty interest (“NPORRI”) in the Eddy County Properties. Beginning on the maturity date of the Credit Agreement (July 30, 2011), or earlier if all amounts advanced under the Credit Agreement are repaid before July 30, 2011,Doral will pay Macquarie 35% of its net profits on the Eddy County Properties. After Macquarie has received $5,000,000 this percentage will drop to 20% in perpetuity. Doral valued the NPORRI at $181,746 based on the valuation performed by a third-party valuation expert. As a result Doral  recorded a discount of $181,746 on the Term and Revolving loans with a corresponding reduction in proved oil and gas properties.

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

NOTE 7 – STOCKHOLDERS’ EQUITY

In June 2008, Doral completed a private placement of 192,000 shares of common stock at a price of $0.6250 per share and received total cash proceeds of $120,000. These shares were issued in November 2008.

In August 2008, Doral completed a private placement of 8,040 shares of common stock at a price of $0.6250 per share and received total cash proceeds of $5,025. These shares were issued in November 2008.

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

NOTE 11 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The financial statements presented herein as of October 31, 2008 and July 31, 2008 and for the three months ended October 31, 2008 have been restated for an error in the valuation of the MAC NPORRI.

Management determined that the original valuation model for the net profit overriding royalty interest (the “MAC NPORRI”) granted to Macquarie in connection with the Macquarie Credit Agreement contained errors that resulted in an overstatement of the value of the MAC NPORRI. After discovering this issue, the Company engaged an independent economist to re-evaluate the value of the MAC NPORRI, resulting in a substantially lower value being assigned to the MAC NPORRI at the date of grant than the value originally assigned for accounting purposes. Correcting this overvaluation resulted in our recording an increase of approximately $5,118,254 in the value of notes payable and oil and gas properties as of July 31, 2008. It also resulted in our recording increased depreciation, depletion and amortization of approximately $11,000 and decreased interest expense of approximately $19,000 for the three months ended October 31, 2008. In order to correct the error described above, Doral has restated its financial statements as of October 31, 2008 and July 31, 2008 and for the three months ended October 31, 2008.

The effects of the restatement on the balance sheet as of October 31, 2008 are summarized as follows:

	As
	Previously		As
	Reported	Adjustments	Restated

Oil and gas properties	$15,179,992	$5,107,408	$20,287,400
Total assets	17,472,320	5,107,408	22,579,728

Notes payable	868,594	5,098,946	5,967,540
Total liabilities	3,000,740	5,098,946	8,099,686

Retained earnings	192,204	8,462	200,666
Total stockholders’ equity	14,471,580	8,462	14,480,042

The effects of the restatement on the balance sheet as of July 31, 2008 are summarized as follows:

	As
	Previously		As
	Reported	Adjustments	Restated

Oil and gas properties	$14,715,992	$5,118,254	$19,834,246
Total assets	15,462,377	5,118,254	20,580,631

Notes payable	620,000	5,118,254	5,738,254
Total liabilities	1,810,253	5,118,254	6,928,407

The effects of the restatement on the statement of operations for the three months ended October 31, 2008 are summarized as follows:

	As
	Previously		As
	Reported	Adjustments	Restated

Revenue	$652,256	$-	$652,256

Depreciation, depletion and amortization	62,682	10,846	73,528
Total operating expenses	708,869	10,846	719,715
Loss from operations	(56,613)	(10,846)	(67,459)

Interest expense	(172,702)	19,308	(153,394)
Net other income (expense)	1,319,582	19,308	1,328,890
Income before income taxes	1,252,969	8,462	1,261,431
Net income	814,331	8,462	822,793

Earnings per share	$0.01	-	$0.01

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

Recent Corporate Developments

The following significant developments occurred since the completion of our fiscal year ended July 31, 2008:

1.

On November 20, 2008, we issued 250,050 (200,040 post-2009 Stock Splits) shares of our common stock at a price of $0.50 ($0.6250 post-2009 Stock Splits) per share for total proceeds of $125,025. The private placement was completed pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933 (the “Securities Act”) solely to accredited investors. The proceeds from the sale of these shares was received in June and August 2008.

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

RESULTS OF OPERATIONS

Three Months Summary

	Three Months Ended October 31,		Percentage
	2008	2007	Increase / (Decrease)
Revenues	$652,256	$-	n/a
Expenses	(719,715)	(35,763)	1,912.5%
Interest Expense	(153,394)	-	n/a
Price Risk Management	1,482,284	-	n/a
Activities
Income tax expense	(438,638)		n/a
Net Income (Loss)	$822,793	$(35,763)	2,400.7%

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

Expenses

Our expenses for the fiscal quarters ended October 31, 2008 and 2007 consisted of the following:

	Three Months Ended October 31,		Percentage
	2008	2007	Increase / (Decrease)
Operating Costs	$279,422	$-	n/a
Production Taxes	60,330	-	n/a
Depreciation, Depletion, and Amortization	73,528	36	201,144.4%
Accretion Expense	19,416	-	n/a
General Administrative	287,018	35,727	703.4%
Total Operating Expenses	$719,715	$35,763	1,931.2%

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

Private Placement Offering

In May 2008, our Board of Directors approved a private placement offering (the “Offering”) of up to 3,000,000 (2,400,000 post-2009 Stock Splits) shares of our common stock at a price of $0.75 ($0.9375 post-2009 Stock Splits) per share to be made solely to persons who qualify as accredited investors as that term is defined under Regulation D promulgated under the Securities Act of 1933 (the “Securities Act”). On September 12, 2008, we reduced the offering price to $0.50 ($0.6250 post-2009 Stock Splits) per share and increased the total number of shares available under the offering to 4,500,000 (3,600,000 post-2009 Stock Splits) shares. On November 20, 2008, we issued 250,050 (200,040 post-2009 Stock Splits) shares of our common stock under the Offering for total proceeds of $125,025. The proceeds from the sale of these shares were received by us in June and August 2008. We do not intend to register the Offering under the Securities Act and any shares issued under the Offering may not be reoffered or resold in the United States absent an effective registration under the Securities Act or an applicable exemption from the registration requirements. There is no minimum number of shares to be sold under the Offering, and there are no assurances that we will be able to sell any additional shares under the Offering.

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

PART II - OTHER INFORMATION

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

Dr. Paul C. Kirkitelos owns 46,800,000 (37,440,000 post-2009 Stock Splits) shares of common stock, which is approximately 43.6% of our issued and outstanding common stock. Mr. Everett Willard Gray II owns 9,700,000 (7.760,000 post-2009 Stock Splits) shares of common stock, equal to approximately 9.0% of our issued and outstanding common stock. Accordingly, they may exercise significant influence over all matters requiring stockholder approval, including the election of directors and the determination of significant corporate actions. This concentration could also have the effect of delaying or preventing a change in control that could otherwise be beneficial to our stockholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On November 20, 2008, we issued 250,050 (200,040 post-2009 Stock Splits) shares of our common stock at a price of $0.50 ($0.6250 post-2009 Stock Splits) per share for total proceeds of $125,025. Proceeds from the sale of these shares was received in June and August 2008. The private placement was completed pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933 (the “Securities Act”) solely to accredited investors.

ITEM 6. EXHIBITS.

Exhibit
Number	Description of Exhibits
2.1	Agreement and Plan of Merger dated April 21, 2008 between Language Enterprises Corp. (as surviving entity) and Doral Energy Corp. (as merging entity) and changing the name of the surviving entity to Doral Energy Corp. (6)
3.1	Articles of Incorporation. (1)
3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 2,500,000,000 shares, par value $0.001 per share (25-for-1 Stock Split). (3)
3.3	Articles of Merger between Language Enterprises Corp. (as surviving entity) and Doral Energy Corp. (as merging entity). (6)
3.4	Bylaws. (1)
10.1	Form of Translator Engagement Agreement. (1)
10.2	Translator Services Agreement with Toro Resources Corp. (1)
10.3	Translator Services Agreement with Magnus International Resources, Inc. (1)
10.4	Jonathan Moore Loan Letter. (1)
10.5	Loan Agreement dated as of March 7, 2008 with Little Bay Consulting SA. (4)
10.6	Letter Agreement dated April 10, 2008 with G2 Petroleum, LLC. (5)
10.7	Purchase and Sale Agreement dated April 25, 2008 with J. Warren Hanson, doing business as Hanson Energy, and his wife Kathie Hanson. (7)
10.8	Loan Agreement between the Company (as borrower) and Green Shoe Investments Ltd. (as lender) dated May 9, 2008 for the amount of $100,000. (8)
10.9	Loan Agreement between the Company (as borrower) and Green Shoe Investments Ltd. (as lender) dated May 23, 2008 for the amount of $150,000. (9)
10.10	Title Work Agreement dated May 12, 2008 with Arena Resources, Inc. (10)
10.11	Amendment Agreement to Share Purchase Agreement dated July 17, 2008 between J. Warren Hanson, doing business as Hanson Energy, his wife Kathie Hanson, and Doral Energy Corp. (formerly Language Enterprises Corp.).(11)
10.12	Loan Agreement dated July 18, 2008 between Doral Energy Corp. and Little Bay Consulting SA.(11)
10.13	Loan Agreement dated July 18, 2008 between Doral Energy Corp. and Green Shoe Investments Ltd.(11)
10.14	Credit Agreement dated July 29, 2008 between Doral Energy Corp. and Macquarie Bank Limited.(12)
10.15	Security Agreement dated July 29, 2008 between Doral Energy Corp. and Macquarie Bank Limited.(12)
10.16	Subordination Agreement dated July 29, 2008 between Doral Energy Corp., Green Shoe Investments Ltd. and Macquarie Bank Limited.(12)
10.17	Subordination Agreement dated July 29, 2008 between Doral Energy Corp., Little Bay Consulting SA and Macquarie Bank Limited.(12)
10.18	Net Profits Overriding Royalty Interest Conveyance dated July 29, 2008 between Doral Energy Corp. and Macquarie Investments, LLC.(12)
10.19	Conversion Agreement dated July 29, 2008 between Doral Energy Corp. and Macquarie Investments, LLC. (12)
10.20	Limited Forbearance Agreement dated December 10, 2008 between Macquarie Bank Limited and Doral Energy Corp.(15)
10.21	Loan Agreement dated October 3, 2008 between Doral Energy Corp. and Little Bay Consulting SA. (13)
21.1	List of Subsidiaries.(14)
14.1	Code of Ethics.(2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release.(16)

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 filed on September 11, 2006.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended July 31, 2007 filed on October 30, 2007.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on January 9, 2008.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed on March 12, 2008.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed on April 16, 2008.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed on April 28, 2008.
(7)	Filed as an exhibit to our Current Report on Form 8-K filed on May 1, 2008.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed on May 13, 2008.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed on May 21, 2008.
(10)	Filed as an exhibit to our Current Report on Form 8-K filed on May 27, 2008.
(11)	Filed as an exhibit to our Current Report on Form 8-K filed on July 23, 2008.
(12)	Filed as an exhibit to our Current Report on Form 8-K filed on August 4, 2008.
(13)	Filed as an exhibit to our Current Report on Form 8-K filed on October 22, 2008.
(14)	Filed as an exhibit to our Annual Report on Form 10-K filed on October 29, 2008
(15)	Filed as an exhibit to our Current Report on Form 8-K filed on December 11, 2008.
(16)	Filed as an exhibit to our Quarterly Report on Form 10-Q originally filed on December 22, 2008.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DORAL ENERGY CORP.

Date:	March 10 , 2010	By:	/s/ Everett Willard Gray II
EVERETT WILLARD GRAY II
Chief Executive Officer
(Principal Executive Officer)

Date:	March 10 , 2010	By:	/s/ H. Patrick Seale
H. PATRICK SEALE
Chief Operating Officer, Chief Financial Officer,
President, Secretary, Treasurer and Director
(Principal Accounting Officer)