Form 10-Q/A
period 2009-01-31
Doral Energy Corp.
filed 2010-03-12
CIK 1373485

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 17, 2009, the Registrant had 17,224,010 (86,120,050 post-2009 Forward Split) shares of common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q for Doral Energy Corp., originally filed on March 17, 2009 (the "Original Report") is being filed to provide the Company's amended and restated consolidated financial statements for the fiscal period ended January 31, 2009 and the comparative period ended January 31, 2008 (the "January 2009 Financial Statements").

On November 4, 2009, we determined that the original valuation model for the net profit overriding royalty interest (the “MAC NPORRI”) granted to Macquarie in connection with the Macquarie Credit Agreement contained errors that resulted in an overstatement of the value of the MAC NPORRI. After discovering this issue, we engaged an independent economist to re-evaluate the value of the MAC NPORRI, resulting in a substantially lower value being assigned to the MAC NPORRI at the date of grant than the value originally assigned for accounting purposes. Correcting this overvaluation resulted in our recording an increase of approximately $5.1 million in the value of oil and gas properties as of January 31, 2009 and July 31, 2008 and an increase in the value of notes payable of approximately $5.1 million as of July 31, 2008.  It also resulted in our recording increased depreciation, depletion and amortization of approximately $13,000 and decreased interest expense of approximately $5.1 million for the six months ended January 31, 2009.  As a result of these corrections, we decreased the tax benefit for the six months ended January 31, 2009 by approximately $1.8 million and decreased deferred federal income tax on the balance sheet as of January 31, 2009.

The January 2009 Financial Statements and other financial information included in this Amendment No. 1 have been restated accordingly.  In addition, the January 2009 Financial Statements and other financial information included in this Amendment No. 1 have been amended to give retroactive effect to our 5-for-1 forward split of our common stock (the "2009 Forward Split") completed September 14, 2009, after the end of the fiscal period covered by this Amendment No. 1 and after the filing date of the Original Report.  Our shareholders should no longer rely on our previously filed financial statements for the three and six months ended January 31, 2009.  These matters have been discussed by our authorized officers and with our independent registered public accounting firm.

This Amendment No. 1 reproduces only those sections of the Original Report that have been changed as a result of the restatement and amendments described above.  This Amendment No. 1 is stated as of the file date of the Original Report and does not reflect events occurring after the filing date of the Original Report or modify or update the disclosures therein in any way other than as required to reflect the restatements described above and to give retroactive effect to the 2009 Forward Split.

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

Doral Energy Corp.
Consolidated Balance Sheets
January 31, 2009 and July 31, 2008
(Unaudited)

	January 31,	July 31,
	2009	2008
	(Restated)	(Restated)
ASSETS
Current assets
Cash and cash equivalents	$168,078	$54,500
Accounts receivable, net of allowance for doubtful accounts of $-	207,469	-
Restricted cash – note proceeds restricted as to use	183,902	566,960
Current derivative asset	1,200,330	-
Prepaid insurance and other	57,905	65,676
Total current assets	1,817,684	687,136

Oil and gas properties – Proved, using full cost method of accounting, net of accumulated depreciation, depletion and amortization of $160,978 and $-, respectively	20,228,977	19,834,246
Derivative asset	700,060	-
Deferred federal income tax	106,279	-
Deferred financing cost, net of current portion	-	58,040
Office equipment, net of depreciation	120,881	104
Security deposit	265,001	1,105

Total assets	$23,238,882	$20,580,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$498,334	$201,947
Accounts payable – related party	80,919	50,919
Accrued interest payable	26,997	9,943
Current portion of long-term debt	5,989,552	-
Current deferred income tax	420,185	-
Other current liabilities	6,103	8,442
Total current liabilities	7,022,090	271,251

Notes payable, net of discount of $- and $181,746, respectively	874,040	5,738,254
Asset retirement obligation	977,533	918,902
Total liabilities	8,873,663	6,928,407

STOCKHOLDERS’ EQUITY

Common stock, $0.001 par value, 2,000,000,000 shares authorized, 86,120,040 and 85,862,000 issued and outstanding, respectively	86,121	85,862
Additional paid-in capital	14,318,255	14,188,489
Accumulated deficit	(39,157)	(622,127)
Total stockholders’ equity	14,365,219	13,652,224

Total liabilities and stockholders’ equity	$23,238,882	$20,580,631

The accompanying notes are an integral part of these consolidated financial statements.

Doral Energy Corp.
Consolidated Statements of Operations
For the three months and six months ended January 31, 2009 and 2008
(Unaudited)

	Three months ended		Six months ended
	January 31,		January 31,
	2009	2008	2009	2008
	(Restated)		(Restated)
Revenue - oil and gas sales	$338,948	$-	$991,204	$-

Expenses:
Operating costs	471,069	-	750,491	-
Production taxes	56,940	-	117,270	-
Depreciation, depletion, and amortization	96,451	36	169,979	72
Accretion	39,215	-	58,631	-
General and administrative	395,512	46,289	682,531	82,016
Total expense	1,059,187	46,325	1,778,902	82,088
Loss from operations	(720,239)	(46,325)	(787,698)	(82,088)

Other income (expense):
Interest expense	(425,267)	-	(578,661)	-
Price risk management activities	780,951	-	2,263,235	-
Income (loss) before income taxes	(364,555)	(46,325)	896,876	(82,088)
Income tax expense (benefit)	(124,732)	-	313,906	-
Net income (loss)	$(239,823)	$(46,325)	$582,970	$(82,088)

Other comprehensive income – Foreign currency translation adjustment	-	-	-	(53)
Comprehensive income (loss)	$(239,823)	$(46,325)	$582,970	$(82,141)

Net income (loss) per share:
Basic and diluted	$(0.00)	$(0.00)	$0.01	$(0.00)

Weighted average shares outstanding:
Basic and diluted	85,883,775	80,070,000	85,875,565	80,070,000

The accompanying notes are an integral part of these consolidated financial statements.

Doral Energy Corp.
Consolidated Statements of Cash Flows
For the six months ended January 31, 2009 and 2008
(Unaudited)

	2009	2008
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$582,970	$(82,088)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation, depletion, amortization and accretion	228,610	72
Amortization of debt discount and deferred financing costs	359,409	-
Unrealized gain on derivative instruments, net	(1,900,390)	-
Contribution of rent and salary	-	10,500
Changes in operating assets and liabilities:
Accounts receivable	(183,902)	-
Prepaid expenses and other current assets	7,771	(1,105)
Deposits	(38,896)	-
Accounts payable	296,387	60,398
Accounts payable – related party	30,000	-
Accrued interest payable	17,054	-
Other current liabilities	(2,339)	-
Deferred tax assets and liabilities	313,906	-
NET CASH USED IN OPERATING ACTIVITIES	(289,420)	(12,223)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposit paid for purchase of oil and gas properties	(100,000)	-
Purchase of property and equipment	(59,822)	-
Additions to oil and gas properties	(555,709)	-
NET CASH USED IN INVESTING ACTIVITIES	(715,531)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Amounts due to related party	-	(4,541)
Proceeds from issuance of notes payable, gross	876,352	-
Repayment of notes payable	(2,716)	-
Deferred financing costs incurred	(119,623)	-
Change in note proceeds restricted as to use	359,491	-
Proceeds from sale of common stock	5,025	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,118,529	(4,541)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	113,578	(16,764)
Effect of unrealized exchange rate changes	-	(53)
Cash and cash equivalents, beginning of period	54,500	31,268
Cash and cash equivalents, end of period	$168,078	$14,451

Supplemental disclosures of cash flow information:
Interest paid	$195,983	$-
Income taxes paid	$-	$-

Non cash investing and financing activities:
Fixed assets acquired through issuance of notes payable	$69,956	$-
Common stock issued for financial advisor agreement	$125,000	$-

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

Provided that the Company submitted a Development Plan (as such term is defined in the Credit Agreement) acceptable to Macquarie (at its sole discretion) by January 15, 2009, the Credit Agreement would have matured on July 30, 2011. Since the Company failed to submit an acceptable Development Plan to Macquarie, the maturity date has been moved up to July 30, 2009. In connection with the Credit Agreement, Doral granted Macquarie a net profits overriding royalty interest (“NPORRI”) in the Eddy County Properties. Beginning on the maturity date of the Credit Agreement, or earlier if all amounts advanced under the Credit Agreement are repaid before that date, Doral will pay Macquarie 35% of its net profits on the Eddy County Properties. After Macquarie has received $5,000,000 this percentage will drop to 20% in perpetuity. Doral valued the NPORRI at $181,746 based on the valuation performed by a third-party valuation expert. As a result Doral has recorded a discount of $181,746 on the Term and Revolving loans with a corresponding reduction in proved oil and gas properties.

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

NOTE 7 – STOCKHOLDERS’ EQUITY

In June 2008, Doral completed a private placement of 192,000 shares of common stock at a price of $.625 per share and received total cash proceeds of $120,000. These shares were issued in November 2008.

In August 2008, Doral completed a private placement of 8,040 shares of common stock at a price of $0.625 per share and received total cash proceeds of $5,025. These shares were issued in November 2008.

In December, 2008, Doral’s Board of Directors approved a 1-for-6.25 reverse split of our common stock. The reverse split became effective January 23, 2009. All share amounts have been restated to reflect the reverse stock split.

In September 2009, Doral’s Board of Directors approved a 5-for-1 forward split of our common stock. The forward split became effective September 14, 2009. All share amounts have been restated to reflect the forward stock split.  At the same time, the authorized shares were increased to 2,000,000,000 shares.

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

NOTE 11 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The financial statements presented herein as of January 31, 2009 and July 31, 2008 and for the three and six months ended January 31, 2009 have been restated for an error in the valuation of the MAC NPORRI.

Management determined that the original valuation model for the net profit overriding royalty interest (the “MAC NPORRI”) granted to Macquarie in connection with the Macquarie Credit Agreement contained errors that resulted in an overstatement of the value of the MAC NPORRI. After discovering this issue, the Company engaged an independent economist to re-evaluate the value of the MAC NPORRI, resulting in a substantially lower value being assigned to the MAC NPORRI at the date of grant than the value originally assigned for accounting purposes. Correcting this overvaluation resulted in our recording an increase of approximately $5.1 million in the value of oil and gas properties as of January 31, 2009 and July 31, 2008 and an increase in the value of notes payable of approximately $5.1 million as of July 31, 2008. It also resulted in our recording increased depreciation, depletion and amortization of approximately $13,000 and decreased interest expense of approximately $5.1 million for the six months ended January 31, 2009. As a result of these corrections, we decreased the tax benefit for the six months ended January 31, 2009 by approximately $1.8 million and decreased deferred federal income tax on the balance sheet as of January 31, 2009.

The effects of the restatement on the balance sheet as of January 31, 2009 are summarized as follows:

	As Previously		As
	Reported	Adjustments	Restated

Oil and gas properties	$15,124,206	$5,104,771	$20,228,977
Deferred federal income tax	1,881,816	(1,775,537)	106,279
Total assets	19,909,648	3,329,234	23,238,882

Retained earnings	(3,368,391)	3,329,234	(39,157)
Total stockholders’ equity	11,035,985	3,329,234	14,365,219

The effects of the restatement on the balance sheet as of July 31, 2008 are summarized as follows:

	As Previously		As
	Reported	Adjustments	Restated

Oil and gas properties	$14,715,992	$5,118,254	$19,834,246
Total assets	15,462,377	5,118,254	20,580,631

Notes payable	620,000	5,118,254	5,738,254
Total liabilities	1,810,253	5,118,254	6,928,407

The effects of the restatement on the statement of operations for the three months ended January 31, 2009 are summarized as follows:

	As Previously		As
	Reported	Adjustments	Restated

Revenue	$338,948	$-	$338,948

Depreciation, depletion and amortization	93,814	2,637	96,451
Total operating expenses	1,056,550	2,637	1,059,187
Loss from operations	(717,602)	(2,637)	(720,239)

Interest expense	(5,524,213)	5,098,946	(425,267)
Net other income (expense)	(4,743,262)	5,098,946	355,684
Loss before income taxes	(5,460,864)	5,096,309	(364,555)
Income tax expense (benefit)	(1,900,269)	1,775,537	(124,732)
Net income	(3,560,595)	3,320,772	(239,823)

Loss per share	$(0.21)	-	$(0.00)

The effects of the restatement on the statement of operations for the six months ended January 31, 2009 are summarized as follows:

	As Previously		As
	Reported	Adjustments	Restated

Revenue	$991,204	$-	$991,204

Depreciation, depletion and amortization	156,496	13,483	169,979
Total operating expenses	1,765,419	13,483	1,778,902
Loss from operations	(774,215)	(13,483)	(787,698)

Interest expense	(5,696,915)	5,118,254	(578,661)
Net other income (expense)	(3,433,680)	5,118,254	1,684,574
Income (loss) before income taxes	(4,207,895)	5,104,771	896,876
Income tax expense (benefit)	(1,461,631)	1,775,537	313,906
Net income	(2,746,264)	3,329,234	582,970

Income (loss) per share	$(0.16)	-	$0.01

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

On November 20, 2008, we completed the sale of 40,008 post-reverse split (250,050 pre-reverse split) (200,040 post-2009 Forward Split) shares of our common stock at a price of $3.125 per post-reverse split share ($0.50 pre-reverse split) ($0.625 post-2009 Forward Split) for total proceeds of $125,025. The sale was completed on a private placement basis pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933 (the “Securities Act”) solely to accredited investors. The proceeds from the sale of these shares were received in June and August 2008.

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

Under the terms of the Engagement Agreement, we have agreed to pay to CK Cooper the following:

(a) $125,000 of which $25,000 shall be paid upon execution of the Engagement Agreement and the remaining $100,000 payable in 11 equal monthly installments; and

(b) 50,000 post-reverse split (250,000 post-2009 Forward Split) shares of our common stock

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

RESULTS OF OPERATIONS

Three and Six Months Summary

	Three Months Ended		Percentage	Six Months Ended		Percentage
	January 31,		Increase /	January 31,		Increase /
	2009	2008	(Decrease)	2009	2008	(Decrease)
Revenues	$338,948	$-	n/a	$991,204	$-	n/a

Expenses	(1,059,187)	(46,325)	(2,186)%	(1,778,902)	(82,088)	(2,067)%

Interest Expense	(425,267)	-	n/a	(578,661)	-	n/a

Price Risk Management Activities	780,951	-	n/a	2,263,235	-	n/a

Income tax expense (benefit)	(124,732)	-	n/a	313,906	-	n/a

Net Income (Loss)	$(239,823)	$(46,325)	(418)%	$582,970	$(82,088)	810%

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

Expenses

Our expenses for the three and six months ended January 31, 2009 and 2008 consisted of the following:

	Three Months Ended		Percentage	Six Months Ended		Percentage
	January 31,		Increase /	January 31,		Increase /
	2009	2008	(Decrease)	2009	2008	(Decrease)
Operating Costs	$471,069	$-	n/a	$750,491	$-	n/a
Production Taxes	56,940	-	n/a	117,270	-	n/a
Depreciation, Depletion, and Amortization	96,451	36	267,819%	169,979	72	235,982%
Accretion Expense	39,215	-	n/a	58,631	-	n/a
General Administrative	395,512	46,289	754%	682,531	82,016	732%
Total Operating Expenses	$1,059,187	$46,325	2,186%	$1,778,902	$82,088	2,067%

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

Recent Sales of Equity Securities

On November 20, 2008, we sold 40,008 post-reverse split (200,040 post-2009 Forward Split) shares of our common stock at a price of $3.125 per post-reverse split share ($0.50 pre-reverse split) ($0.625 post-2009 Forward Split) for total proceeds of $125,025. The proceeds for the sale of these shares were received by us in June and August 2008. The shares were sold solely to accredited investors pursuant to Rule 506 of Regulation D promulgated under the Securities Act. The offering under which these shares were sold has been closed.

In February 2009, we issued 50,000 post-reverse split (250,000 post-2009 Forward Split) shares of our common stock to C.K. Cooper & Company, Inc. (“CK Cooper”) as partial consideration for the financial advisory services to be provide by CK Cooper. The shares were issued pursuant to Rule 506 of Regulation D on the basis of representations provided by CK Cooper that it is an accredited investor as defined in Regulation D.

On January 15, 2009, our Board of Directors approved an offering of up to 1,000,000 post-reverse split (5,000,000 post-2009 Forward Split) shares of our common stock at a price of $1.75 per share ($0.35 post-2009 Forward Split)  (the “Share Offering”). The Share Offering is being made solely to persons who quality as accredited investors as defined in Rule 501 of Regulation D.

On February 24, 2009, our Board of Directors approved an offering of up to $250,000 in convertible notes (the “Convertible Note Offering”). Notes issued under the Convertible Note Offering will earn interest at a rate of 8% per annum, maturing on February 28, 2010, and will be convertible at the lesser of $2.00 per share ($0.40 post-2009 Forward Split) and the lowest price per share at which the Company has completed a sale of its common stock after the date the convertible note was issued and prior to the date of conversion. Interest on the convertible notes may be paid in shares of common stock at the above conversion price at the Company’s option.

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

Our articles of incorporation authorize the issuance of 400,000 shares (2,000,000,000 post-2009 Forward Split) of common stock. Our board of directors has the authority to issue additional shares of common stock up to the authorized capital stated in the articles of incorporation. Our board of directors may choose to issue some or all of such shares to provide additional financing in the future. The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. It will also cause a reduction in the proportionate ownership and voting power of all other stockholders.

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

DORAL ENERGY CORP.

Date:	March 10, 2010	By:	/s/ Everett Willard Gray II
EVERETT WILLARD GRAY II
Chief Executive Officer and Vice Chairman
(Principal Executive Officer)

Date:	March 10, 2010	By:	/s/ H. Patrick Seale
H. PATRICK SEALE
Chief Financial Officer, Chief Operating Officer, President,
Treasurer, Secretary
(Principal Accounting Officer)