Form 10-Q/A
period 2009-04-30
Doral Energy Corp.
filed 2010-03-12
CIK 1373485

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of June 12, 2009, the Registrant had 17,674,010 (88,370,050 post-2009 Forward Split) shares of common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q for Doral Energy Corp., originally filed on June 15, 2009 (the "Original Report") is being filed to provide the Company's amended and restated consolidated financial statements for the fiscal period ended April 30, 2009 and the comparative period ended April 30, 2008 (the "April 2009 Financial Statements").

On November 4, 2009, we determined that the original valuation model for the net profit overriding royalty interest (the “MAC NPORRI”) granted to Macquarie in connection with the Macquarie Credit Agreement contained errors that resulted in an overstatement of the value of the MAC NPORRI. After discovering this issue, we engaged an independent economist to re-evaluate the value of the MAC NPORRI, resulting in a substantially lower value being assigned to the MAC NPORRI at the date of grant than the value originally assigned for accounting purposes. Correcting this overvaluation resulted in our recording an increase of approximately $5.1 million in the value of oil and gas properties as of April 30, 2009 and July 31, 2008 and an increase in the value of notes payable of approximately $5.1 million as of July 31, 2008.  It also resulted in our recording increased depreciation, depletion and amortization of approximately $34,000 and decreased interest expense of approximately $5.1 million for the nine months ended April 30, 2009.  As a result of these corrections, we decreased the tax benefit for the nine months ended April 30, 2009 by approximately $1.8 million and decreased deferred federal income tax on the balance sheet as of April 30, 2009.

The April 2009 Financial Statements and other financial information included in this Amendment No. 1 have been restated accordingly.  In addition, the April 2009 Financial Statements and other financial information included in this Amendment No. 1 have been amended to give retroactive effect to our 5-for-1 forward split of our common stock (the "2009 Forward Split") completed September 14, 2009, after the end of the fiscal period covered by this Amendment No. 1 and after the filing date of the Original Report.  Our shareholders should no longer rely on our previously filed financial statements for the three and nine months ended April 30, 2009.  These matters have been discussed by our authorized officers and with our independent registered public accounting firm.

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

Doral Energy Corp.
Consolidated Balance Sheets
April 30, 2009 and July 31, 2008

	April 30,	July 31,
	2009	2008
	(Restated)	(Restated)
ASSETS
Current assets
Cash and cash equivalents	$-	$54,500
Accounts receivable, net of allowance for doubtful accounts of $-	192,691	-
Restricted cash – note proceeds restricted as to use	215,150	566,960
Current derivative asset	1,099,528	-
Prepaid insurance and other	53,139	65,676
Total current assets	1,560,508	687,136
Oil and gas properties – Proved, using full cost method of accounting, net of accumulated depreciation, depletion and amortization of $244,448 and $-, Respectively	20,145,507	19,834,246
Derivative asset	287,900	-
Deferred federal income tax	106,279	-
Deferred financing cost, net of current portion	-	58,040
Office equipment, net of depreciation	116,498	104
Security deposit	539,433	1,105

Total assets	$22,756,125	$20,580,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$587,606	$201,947
Accounts payable – related party	80,919	50,919
Accrued liabilities	158,146	9,943
Current portion of long-term debt	6,055,249	-
Current deferred income tax	420,185	-
Other current liabilities	6,103	8,442
Total current liabilities	7,308,208	271,251
Notes payable, net of discount of $- and $181,746, respectively	1,054,788	5,738,254
Asset retirement obligation	1,038,348	918,902

Total liabilities	9,401,344	6,928,407

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 86,316,470 and 85,862,000 issued and outstanding, respectively	86,316	85,862
Additional paid-in capital	14,414,310	14,188,489
Retained earnings (deficit)	(1,145,845)	(622,127)
Total stockholders’ equity	13,354,781	13,652,224
Total liabilities and stockholders’ equity	$22,756,125	$20,580,631

The accompanying notes are an integral part of these consolidated financial statements.

Doral Energy Corp.
Consolidated Statements of Operations
For the three months and nine months ended April 30, 2009 and 2008
(Unaudited)

	Three months ended		Nine months ended
	April 30,		April 30,
	2009	2008	2009	2008
	(Restated)		(Restated)
Revenue - oil and gas sales
Oil and gas sales	$298,692	-	$1,289,896	$-
Total revenue	298,692	-	1,289,896	-

Expenses:
Operating costs	497,236	-	1,247,727	-
Production taxes	38,149	-	155,419	-
Depreciation, depletion, amortization and	91,506	-	261,485	-
Accretion expense	60,815	-	119,446	-
General and administrative	458,278	171,126	1,140,809	253,214
Total expense	1,145,984	171,126	2,924,886	253,214
Loss from operations	(847,292)	(171,126)	(1,634,990)	(253,214)
Other expense:
Interest expense	(79,549)	(1,833)	(658,210)	(1,886)
Price risk management activities	(179,847)	-	2,083,388
Loss before income taxes	(1,106,688)	(172,959)	(209,812)	(255,100)
Income tax expense	-	-	313,906
Net loss	(1,106,688)	(172,959)	(523,718)	(255,100)

Net loss per share:
Basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	86,180,035	80,070,000	85,974,825	80,070,000

The accompanying notes are an integral part of these consolidated financial statements.

Doral Energy Corp.
Consolidated Statements of Cash Flows
For the nine months ended April 30, 2009 and 2008
(Unaudited)

	2009	2008
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(523,718)	$(255,100)
Adjustments to reconcile net income (loss) to cash used by operating activities:
Depreciation, depletion, amortization and accretion	380,931	108
Noncash interest expense		1,833
Amortization of debt discount and deferred financing costs	359,409	-
Unrealized gain on derivative instruments, net	(1,387,427)	-
Contribution of rent and salary	-	10,501
Changes in operating assets and liabilities:
Accounts receivable	(192,691)	-
Prepaid expenses and other current assets	12,537	(1,105)
Deposits	(13,896)	-
Accounts payable	385,659	57,677
Accounts payable – related party	30,000	-
Accrued expenses	148,203	-
Other current liabilities	(2,339)	-
Deferred income taxes	313,906	-
NET CASH USED BY OPERATING ACTIVITIES	(489,426)	(186,086)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposits paid to Miltex	(275,000)	-
Deposits paid to Hanson Energy	-	(100,000)
Change in restricted cash	351,810
Purchase of property and equipment	(63,476)	-
Additions to oil and gas properties	(555,709)	-
CASH FLOWS USED IN INVESTING ACTIVITIES	(542,375)	(100,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Amounts due to related party	-	(1,680)
Proceeds from issuance of notes payable, gross	1,126,348	320,000
Repayments of notes payable	(6,267)	-
Deferred financing costs incurred	(119,623)	-
Proceeds from sale of common stock	30,025	-
Deposit paid to investment advisor	(53,182)
CASH FLOWS PROVIDED BY (USED IN)FINANCING ACTIVITIES	977,301	318,320

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(54,500)	32,234

Cash and cash equivalents, beginning of period	54,500	31,268
Cash and cash equivalents, end of period	$-	$63,502

Supplemental disclosures of cash flow information:
Interest paid	$(280,107)	$-
Income taxes paid	-	-

Non cash investing and financing activities:
Fixed assets acquired through the issuance of notes payable	$69,956	$-
Stock issued for services--CK Cooper	125,000	-
Stock issued to extend closing of Miltex acquisition	71,250	-

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

Provided that the Company submitted a Development Plan (as such term is defined in the Credit Agreement) acceptable to Macquarie (at its sole discretion) by January 15, 2009, the Credit Agreement would have matured on July 30, 2011. Since the Company failed to submit an acceptable Development Plan to Macquarie, the maturity date has been moved up to July 30, 2009. In connection with the Credit Agreement, Doral granted Macquarie a net profits overriding royalty interest (“NPORRI”) in the Eddy County Properties. Beginning on the maturity date of the Credit Agreement, or earlier if all amounts advanced under the Credit Agreement are repaid before that date, Doral will pay Macquarie 35% of its net profits on the Eddy County Properties. After Macquarie has received $5,000,000, this percentage will drop to 20% in perpetuity. Doral has valued the NPORRI at $181,746 based on the valuation prepared by a valuation expert. As a result Doral has recorded a discount of $181,746 on the Term and Revolving loans with a corresponding reduction in proved oil and gas properties.

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

On April 21, 2009, Doral entered into an agreement to modify the terms of their letter agreement with Miltex. The deadline for Doral’s proposed acquisition of the Miltex Properties has been changed from April 21, 2009 to May 29, 2009, with extension clauses to adjust the closing date to July 31, 2009, if necessary. The effective date of the proposed Miltex Properties acquisition, however, remains at the original date of March 1, 2009. If closing occurs by the May 29, 2009 scheduled closing date, the revised total acquisition cost of the Miltex Properties will be $2,635,000 plus 125,000 shares of the Company’s common stock, of which $2,400,000 will be payable to Miltex at closing. If the closing date is extended to June 30, 2009, the Company will pay an additional $10,000 to Miltex and will issue an additional 125,000 shares of the Company’s common stock. If the closing date is extended to July 31, 2009, the Company will pay to Miltex an additional $50,000. The shares to be issued to Miltex will be issued pursuant to the registration exemptions provided by Regulation D of the Securities Act of 1933 (the “Securities Act”). The Company has granted piggy-back registration rights to Miltex .

On May 22, 2009, Doral notified Miltex of its intention to extend the closing date of the proposed acquisition of Cochran County Properties owned by Miltex. Under the amended terms of Doral’s agreement with Miltex, Doral has the right to extend the closing date for the Miltex Properties from May 29, 2009 to June 30, 2009 by paying Miltex and additional $10,000 and issuing to Miltex an additional 125,000 shares of its common stock. These amounts were paid subsequent to year end and included in deposit on the balance sheet April 30, 2009.

Investment advisory agreement

On January 26, 2009, Doral entered into an investment advisory agreement with a financial advisor. Under the terms of the agreement, Doral has agreed to pay $125,000 in cash, of which $25,000 was paid upon execution of the agreement with the remaining $100,000 payable in 11 equal monthly installments and 250,000 shares of common stock. The shares were valued at $125,000 based on the market value of the stock on the date of the agreement. The $25,000 cash payment and the $125,000 paid in shares of common stock has been included in deposits on the balance sheet at April 30, 2009, based on management’s expectation that the financial advisor will be successful in obtaining additional financing for the Company.

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

In March 2009, Doral received subscription proceeds of $25,001 for the sale of 71,430 shares of common stock under Doral’s $0.35 per share offering. The shares subscribed for have not yet been issued by the Company; however, they are reflected in outstanding shares for accounting purposes.

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

Doral has agreed to pay $4,700,000 for all of the outstanding shares of Slape Oil and $1,200,000 for all of the outstanding shares of Flaming S, for an aggregate purchase price of $5,900,000 for both companies. As a deposit for these purchases, Doral has agreed to issue 1,520,000 shares of its common stock to the shareholders of Slape Oil and 480,000 to the shareholders of Flaming S (collectively, the “Deposit Shares”). The Deposit Shares will be placed in escrow, and returned to Doral for cancellation if the acquisitions of Slape Oil and Flaming S are completed. If Doral does not complete the acquisition of these companies, the shareholders of Slape Oil and Flaming S will be entitled to keep the Deposit Shares, unless the failure to complete arises due to their breaching any of the terms, conditions, representations or warranties of the purchase agreements.

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

NOTE 12 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The financial statements presented herein as of April 30, 2009 and July 31, 2008 and for the three and nine months ended April 30, 2009 have been restated for an error in the valuation of the MAC NPORRI.

Management determined that the original valuation model for the net profit overriding royalty interest (the “MAC NPORRI”) granted to Macquarie in connection with the Macquarie Credit Agreement contained errors that resulted in an overstatement of the value of the MAC NPORRI. After discovering this issue, the Company engaged an independent economist to re-evaluate the value of the MAC NPORRI, resulting in a substantially lower value being assigned to the MAC NPORRI at the date of grant than the value originally assigned for accounting purposes. Correcting this overvaluation resulted in our recording an increase of approximately $5.1 million in the value of oil and gas properties as of April 30, 2009 and July 31, 2008 and an increase in the value of notes payable of approximately $5.1 million as of July 31, 2008. It also resulted in our recording increased depreciation, depletion and amortization of approximately $34,000 and decreased interest expense of approximately $5.1 million for the nine months ended April 30, 2009. As a result of these corrections, we decreased the tax benefit for the nine months ended April 30, 2009 by approximately $1.8 million and decreased deferred federal income tax on the balance sheet as of April 30, 2009.

The effects of the restatement on the balance sheet as of April 30, 2009 are summarized as follows:

	As
	Previously		As
	Reported	Adjustments	Restated

Oil and gas properties	$15,045,589	$5,099,918	$20,145,507
Deferred federal income tax	1,881,816	(1,775,537)	106,279
Total assets	19,431,744	3,324,381	22,756,125

Retained earnings	(4,470,226)	3,324,381	(1,145,845)
Total stockholders’ equity	10,030,400	3,324,381	13,354,781

The effects of the restatement on the balance sheet as of July 31, 2008 are summarized as follows:

	As
	Previously		As
	Reported	Adjustments	Restated

Oil and gas properties	$14,715,992	$5,118,254	$19,834,246
Total assets	15,462,377	5,118,254	20,580,631

Notes payable	620,000	5,118,254	5,738,254
Total liabilities	1,810,253	5,118,254	6,928,407

The effects of the restatement on the statement of operations for the three months ended April 30, 2009 are summarized as follows:

	As
	Previously		As
	Reported	Adjustments	Restated

Revenue	$298,692	$-	$298,692

Depreciation, depletion and amortization	86,653	4,853	91,506
Total operating expenses	1,141,131	4,853	1,145,984
Loss from operations	(842,439)	(4,853)	(847,292)
Net income	(1,101,835)	(4,853)	(1,106,688)

Loss per share	$(0.06)	-	$(0.01)

The effects of the restatement on the statement of operations for the nine months ended April 30, 2009 are summarized as follows:

	As
	Previously		As
	Reported	Adjustments	Restated

Revenue	$1,289,896	$-	$1,289,896

Depreciation, depletion and amortization	243,149	18,336	261,485
Total operating expenses	2,906,550	18,336	2,924,886
Loss from operations	(1,616,654)	(18,336)	(1,634,990)

Interest expense	(5,776,464)	5,118,254	(658,210)
Net other income (expense)	(3,693,076)	5,118,254	1,425,178
Income (loss) before income taxes	(5,309,730)	5,099,918	(209,812)
Income tax expense (benefit)	(1,461,631)	1,775,537	313,906
Net income	(3,848,099)	3,324,381	523,718

Income (loss) per share	$(0.22)	-	$(0.01)

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

2. Unregistered Sale of Equity Securities

On January 15, 2009, our Board of Directors approved an offering of up to 1,000,000 (5,000,000 post-2009 Forward Split) shares of our common stock at a price of $1.75 ($0.35 post-2009 Forward Split) per share (the “Share Offering”). The Share Offering is being made solely to persons who quality as accredited investors as defined in Rule 501 of Regulation D. In March 2009, we received subscription proceeds for the sale of 14,286 (71,430 post-2009 Forward Split) shares under the Share Offering. As of the date of filing of this Quarterly Report, the shares subscribed for have not yet been issued, but are reflected on our balance sheet as outstanding shares for accounting purposes.

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

To date, we have paid an aggregate of $245,000 and issued an aggregate of 50,000 (250,000 post-2009 Forward Split) shares of our common stock to Miltex as non-refundable deposits and for previous extensions to closing granted by Miltex. If we are able to complete the acquisition of the Miltex Properties by June 30, 2009, the total cash consideration paid for these properties will be $2,645,000. The shares issued to Miltex were issued in reliance upon the exemptions from registration contained in Rule 506 of Regulation D promulgated under the Securities Act of 1933 (the “Securities Act”) based upon representations provided by Miltex that it is an “accredited investor” as defined in Regulation D.

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

A total of 1,700,000 (8,500,000 post-2009 Forward Split) shares of our common stock are available for issuance under the 2009 Plan. However, under the terms of the 2009 Plan, at any time after August 1, 2009, the authorized number of shares available under the 2009 Plan may be increased by our Board of Directors, provided that the total number of shares issuable under the 2009 Plan cannot exceed 10% of the total number of shares of common stock outstanding.

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

We have agreed to pay $4,700,000 for all of the outstanding shares of Slape Oil and $1,200,000 for all of the outstanding shares of Flaming S, for an aggregate purchase price of $5,900,000 for both companies. As a deposit for these acquisitions, we issued 304,000 (1,520,000 post-2009 Forward Split) shares of our common stock to the shareholders of Slape Oil and 96,000 (480,000 post-2009 Forward Split) to the shareholders of Flaming S (collectively, the “Deposit Shares”). The Deposit Shares have been placed in escrow, and will be returned to us for cancellation if the acquisitions of Slape Oil and Flaming S are completed. If we do not complete the acquisition of these companies, the shareholders of Slape Oil and Flaming S will be entitled to keep the Deposit Shares, unless the failure to complete arises due to their breaching any of the terms, conditions, representations or warranties of the purchase agreements. The shareholders of Slape Oil and Flaming S have provided us with representations that they are “accredited investors” as defined in Regulation D promulgated under the Securities Act of 1933.

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

Miltex Oil Company Properties

We currently have an agreement in place with Miltex Oil Company (“Miltex”) to acquire three oil and gas leases located in Cochran County, Texas (the “Miltex Properties”). Under the terms of our agreement with Miltex, we are required to pay Miltex $2,400,000 for the Miltex Properties upon closing, together with $35,981.90 for the value of oil inventories from the Miltex Properties on March 1, 2009. Closing is currently scheduled for June 30, 2009 and we may extend the closing date to July 31, 2009 by providing Miltex with notice by June 24, 2009 and paying to Miltex an additional $50,000 by June 26, 2009. As of the date of filing this Quarterly Report, we had paid an aggregate of $245,000 and issued an aggregate of 50,000 (250,000 post-2009 Forward Split) shares of our common stock to Miltex as non-refundable deposits and for previous extensions to closing granted by Miltex.

Slape Oil Company, Inc. and Flaming S, Inc.

On May 5, 2009 and May 15, 2009, respectively, we entered into agreements for the acquisition of Flaming S, Inc. (“Flaming S”) and Slape Oil Company, Inc. (“Slape Oil”). Flaming S and Slape Oil are oil and gas corporations with producing properties in Cochran and Hockley Counties, Texas.

We have agreed to pay $4,700,000 for all of the outstanding shares of Slape Oil and $1,200,000 for all of the outstanding shares of Flaming S, for an aggregate purchase price of $5,900,000 for both companies. As a deposit for these acquisitions, we have issued 304,000 (1,520,000 post-2009 Forward Split) shares of our common stock to the shareholders of Slape Oil and 96,000 (480,000 post-2009 Forward Split) shares of our common stock to the shareholders of Flaming S (collectively, the “Deposit Shares”). The Deposit Shares have been placed in escrow, and will be returned to us for cancellation if the acquisitions of Slape Oil and Flaming S are completed. If we do not complete the acquisition of these companies, the shareholders of Slape Oil and Flaming S will be entitled to keep the Deposit Shares, unless the failure to complete arises due to their breaching any of the terms, conditions, representations or warranties of the purchase agreements.

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

RESULTS OF OPERATIONS

Three and Nine Months Summary

	Three Months Ended		Percentage		Nine Months Ended		Percentage
	April 30,		Increase /		April 30,		Increase /
	2009	2008	(Decrease)		2009	2008	(Decrease)
Revenues	$298,692	$-	N/A		$1,289,896	$-	N/A
Expenses	(1,145,984)	(171,126)	570%		(2,924,886)	(253,214)	1,055%
Interest Expense	(79,549)	(1,833)	4,240%		(658,210)	(1,886)	34,800%
Price Risk Management Activities	(179,847)	-	N/A		2,083,388	-	N/A
Income tax expense (benefit)	-	-	N/A		(313,906	-	N/A
Net Income (Loss)	$(1,106,688)	$(172,959)	(540%	)	$(523,718)	$(255,100)	(105%	)

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

Expenses

Our expenses for the three and nine months ended April 30, 2009 and 2008 consisted of the following:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	April 30,		Increase /	April 30,		Increase /
	2009	2008	(Decrease)	2009	2008	(Decrease)
Operating Costs	$497,236	$-	N/A	$1,247,727	$-	N/A
Production Taxes	38,149	-	N/A	155,419	-	N/A
Depreciation, Depletion, and Amortization	91,506		N/A	261,485		N/A
Accretion Expense	60,815	-	N/A	119,446	-	N/A
General Administrative	458,278	171,126	168%	1,140,809	253,214	351%
Total Operating Expenses	$1,145,984	$171,126	540%	$2,924,886	$253,214	1,055%

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

Recent Unregistered Sales of Equity Securities

In February 2009, we issued 50,000 (250,000 post-2009 Forward Split) shares of our common stock to C.K. Cooper & Company, Inc. (“CK Cooper”) as partial consideration for the financial advisory services to be provided by CK Cooper. The shares were issued pursuant to Rule 506 of Regulation D on the basis of representations provided by CK Cooper that it is an accredited investor as defined in Regulation D.

On April 21, 2009, we sold 25,000 (125,000 post-2009 Forward Split) shares of our common stock to Miltex and on May 22, 2009 we issued an additional 85,000 (425,000 post-2009 Forward Split) shares of our common stock to Miltex. These shares were issued in partial consideration for Miltex’s agreement to extend the closing date for the Miltex Properties. The shares were issued to Miltex pursuant to Rule 506 of Regulation D based on representations provided by Miltex that it is an accredited investor as defined in Regulation D.

On May 26, 2009, we issued 304,000 (1,520,000 post-2009 Forward Split) shares of our common stock to the sole shareholder of Slape Oil Company, Inc, (“Slape Oil”) and 96,000 (480,000 post-2009 Forward Split) shares of our common stock to the sole shareholder of Flaming S, Inc. (“Flaming S”). These shares were issued as a deposit for our planned acquisition of Slape Oil and Flaming S and will be returned to us for cancellation if we complete the acquisition of those companies. These shares were issued pursuant to Rule 506 based on representations provided by the sole shareholders of Slape Oil and Flaming S that they are accredited investors as defined in Regulation D.

On January 15, 2009, our Board of Directors approved an offering of up to 1,000,000 (5,000,000 post-2009 Forward Split) shares of our common stock at a price of $1.75 ($0.35 post-2009 Forward Split) per share (the “Share Offering”). The Share Offering is being made solely to persons who quality as accredited investors as defined in Rule 501 of Regulation D. In March 2009, we received subscription proceeds for the sale of 14,286 (71,430 post-2009 Forward Split) shares under the Share Offering. As of the date of filing of this Quarterly Report, the shares subscribed for have not yet been issued, but are reflected on our balance sheet as outstanding shares for accounting purposes.

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

Our articles of incorporation authorize the issuance of 400,000,000 (2,000,000,000 post-2009 Forward Split) shares of common stock. Our board of directors has the authority to issue additional shares of common stock up to the authorized capital stated in the articles of incorporation. Our board of directors may choose to issue some or all of such shares to provide additional financing in the future. The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. It will also cause a reduction in the proportionate ownership and voting power of all other stockholders.

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

10.12	Loan Agreement dated July 18, 2008 between Doral Energy Corp. and Little Bay Consulting SA. (11)
10.13	Loan Agreement dated July 18, 2008 between Doral Energy Corp. and Green Shoe Investments Ltd. (11)
10.14	Credit Agreement dated July 29, 2008 between Doral Energy Corp. and Macquarie Bank Limited.(12)
10.15	Security Agreement dated July 29, 2008 between Doral Energy Corp. and Macquarie Bank Limited.(12)
10.16	Subordination Agreement dated July 29, 2008 between Doral Energy Corp., Green Shoe Investments Ltd. and Macquarie Bank Limited.(12)
10.17	Subordination Agreement dated July 29, 2008 between Doral Energy Corp., Little Bay Consulting SA and Macquarie Bank Limited.(12)
10.18	Net Profits Overriding Royalty Interest Conveyance dated July 29, 2008 between Doral Energy Corp. and Macquarie Investments, LLC.(12)
10.19	Conversion Agreement dated July 29, 2008 between Doral Energy Corp. and Macquarie Investments, LLC.(12)
10.20	Limited Forbearance Agreement dated December 10, 2008 between Macquarie Bank Limited and Doral Energy Corp.(15)
10.21	Loan Agreement dated October 3, 2008 between Doral Energy Corp. and Little Bay Consulting SA.(13)
10.22	First Amendment to Credit Agreement between Doral Energy Corp. and Macquarie Bank Limited dated November 19, 2008.(16)
10.23	Second Amendment to Credit Agreement between Doral Energy Corp. and Macquarie Bank Limited dated January 9, 2009.(16)
10.24	Letter Agreement dated January 15, 2009 between Doral Energy Corp. and Miltex Oil Company.(17)
10.25	Engagement Agreement dated January 26, 2009 between Doral Energy Corp. and C.K. Cooper & Company, Inc.(19)
10.26	Debt Advisory Agreement dated January 30, 2009 between Doral Energy Corp. and C.K. Cooper & Company, Inc.(19)
10.27	Loan Agreement dated February 24, 2009 between Doral Energy Corp. (as borrower) and Green Shoe Investments Ltd. (as lender) in the amount of $100,000 USD.(20)
10.28	Amendment Agreement dated February 13, 2009 to Engagement Agreement between Doral Energy Corp. and C.K. Cooper & Company, Inc.(20)
10.29	Amendment Agreement dated March 31, 2009, 2009 to Letter Agreement between Doral Energy Corp. and Miltex Oil Company.(21)
10.30	Amendment Agreement dated April 21, 2009, 2009 to Letter Agreement between Doral Energy Corp. and Miltex Oil Company.(22)
10.31	2009 Stock Incentive Plan.(23)
10.32	Loan Agreement dated April 29, 2009 between Doral Energy Corp. and Green Shoe Investments Ltd.(24)
10.33	Sale and Purchase Agreement dated May 5, 2009 between Doral Energy Corp. and Flaming S, Inc.(24)
10.34	Sale and Purchase Agreement dated May 15, 2009 between Doral Energy Corp. and Slape Oil Company, Inc.(24)

Exhibit
Number	Description of Exhibits
10.35	Convertible Note Agreement dated May 28, 2009 between Doral Energy Corp. and Green Shoe Investments Ltd. (25)
21.1	List of Subsidiaries.(14)
14.1	Code of Ethics.(2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 filed on September 11, 2006.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended July 31, 2007 filed on October 30, 2007.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on January 9, 2008.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed on March 12, 2008.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed on April 16, 2008.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed on April 28, 2008.
(7)	Filed as an exhibit to our Current Report on Form 8-K filed on May 1, 2008.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed on May 13, 2008.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed on May 21, 2008.
(10)	Filed as an exhibit to our Current Report on Form 8-K filed on May 27, 2008.
(11)	Filed as an exhibit to our Current Report on Form 8-K filed on July 23, 2008.
(12)	Filed as an exhibit to our Current Report on Form 8-K filed on August 4, 2008.
(13)	Filed as an exhibit to our Current Report on Form 8-K filed on October 22, 2008.
(14)	Filed as an exhibit to our Annual Report on Form 10-K filed on October 29, 2008
(15)	Filed as an exhibit to our Current Report on Form 8-K filed on December 11, 2008.
(16)	Filed as an exhibit to our Current Report on Form 8-K filed on January 14, 2009.
(17)	Filed as an exhibit to our Current Report on Form 8-K filed on January 22, 2009.
(18)	Filed as an exhibit to our Current Report on Form 8-K filed on January 29, 2009.
(19)	Filed as an exhibit to our Current Report on Form 8-K filed on February 9, 2009.
(20)	Filed as an exhibit to our Current Report on Form 8-K filed on February 25, 2009.
(21)	Filed as an exhibit to our Current Report on Form 8-K filed on April 6, 2009.
(22)	Filed as an exhibit to our Current Report on Form 8-K filed on April 27, 2009.
(23)	Filed as an exhibit to our Current Report on Form 8-K filed on May 5, 2009.
(24)	Filed as an exhibit to our Current Report on Form 8-K filed on June 2, 2009.
(25)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed on June 15, 2009.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DORAL ENERGY CORP.

Date:	March 10 , 2010	By:	/s/ E verett W illard G ray II
EVERETT WILLARD GRAY II
Chief Executive Officer
(Principal Executive Officer)

Date:	March 10 , 2010	By:	/s/ H. Patrick Seale
H. PATRICK SEALE
Chief Financial Officer, Chief Operating Officer,
President, Treasurer and Secretary
(Principal Accounting Officer)