Form 10-Q
period 2010-01-31
Doral Energy Corp.
filed 2010-03-22
CIK 1373485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [_] Yes [_] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company”
in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]		Accelerated filer [_]
Non-accelerated filer [_]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[_] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 17, 2010, the Registrant had 88,874,076 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS

The accompanying consolidated unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six month period ended January 31, 2009 are not necessarily indicative of the results that can be expected for the year ending July 31, 2010.

As used in this Quarterly Report on Form 10-Q, the terms "we,” "us,” "our,” “Doral Energy” and the “Company” mean Doral Energy Corp. and its subsidiaries unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Doral Energy Corp.
Consolidated Balance Sheets
(Unaudited)

	January 31,	July 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$38,195	$436,806
Accounts receivable, net of allowance for doubtful accounts of $-	269,505	232,934
Restricted cash – note proceeds restricted as to use	-	170,377
Current derivative asset	205,887	468,607
Prepaid insurance and other	39,079	1,600
Total current assets	552,666	1,310,324

Oil and gas properties – Proved, using full cost method of accounting, net of accumulated depreciation, depletion and amortization of $609,622 and $419,068, respectively	19,641,345	19,897,062
Deferred federal income tax	85,213	85,213
Office equipment, net of depreciation	218,859	247,111
Security deposit	228,268	210,087

Total assets	$20,726,351	$21,749,797

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$613,262	$333,698
Accounts payable – related party	86,674	81,183
Accrued liabilities	101,489	55,537
Current portion of long-term debt	6,788,779	6,636,372
Current portion of notes payable related party	500,000	150,000
Convertible note payable, net of discount of $175,392 and $118,523, respectively	324,608	181,477

Derivative liability	358,469	-
Current deferred income tax	94,144	94,144
Other current liabilities	-	6,103
Total current liabilities	8,867,425	7,538,514

Notes payable	308,895	480,784
Notes payable to related party, net of discount of $- and $250,000, respectively	-	100,000
Noncurrent derivative liability	38,610	54,728
Asset retirement obligation	794,257	903,654

Total liabilities	10,009,187	9,077,680

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 87,813,470 and 86,937,470 shares issued and outstanding, respectively	87,813	86,937
Additional paid-in capital	15,569,964	15,119,274
Accumulated deficit	(4,940,613)	(2,534,094)
Total stockholders’ equity	10,717,164	12,672,117
Total liabilities and stockholders’ equity	$20,726,351	$21,749,797

The accompanying notes are an integral part of these consolidated financial statements.

Doral Energy Corp.
Consolidated Statements of Operations
For the three months and six months ended January 31, 2010 and 2009
(Unaudited)

	Three months ended January 31,		Six months ended January 31,
	2010	2009	2010	2009

Revenue - oil and gas sales	$493,703	$338,948	$960,900	$991,204

Expenses:
Operating costs	370,160	471,069	1,034,738	750,491
Production taxes	41,385	56,940	105,873	117,270
Depreciation, depletion, and amortization	107,314	96,451	220,426	169,979
Accretion expense	17,945	39,215	25,766	58,631
General and administrative	694,322	395,512	1,192,444	682,531
Total expense	1,231,126	1,059,187	2,579,247	1,778,902
Loss from operations	(737,423)	(720,239)	(1,618,347)	(787,698)

Other income (expense):
Loss on derivative liability	(158,469)	-	(158,469)	-
Interest expense	(432,416)	(425,267)	(688,351)	(578,661)
Price risk management activities	210,642	780,951	58,815	2,263,235
Income (loss) before income taxes	(1,117,666)	(364,555)	(2,406,352)	896,876
Income tax expense (benefit)	64	(124,732)	167	313,906
Net income(loss)	$(1,117,730)	$(239,823)	$(2,406,519)	$582,970

Net income (loss) per share:
Basic and diluted	$(0.01)	$(0.00)	$(0.03)	$0.01
Weighted average shares outstanding:
Basic and diluted	87,467,198	85,883,775	87,205,052	85,875,565

The accompanying notes are an integral part of these consolidated financial statements.

Doral Energy Corp.
Consolidated Statements of Cash Flows
For the six months ended January 31, 2010 and 2009
(Unaudited)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,406,519)	$582,970
Adjustments to reconcile net income (loss) to cash used by operating activities:
Depreciation, depletion, and amortization	220,426	169,979
Accretion	25,766	58,631
Amortization of debt discount and deferred financing costs	468,131	359,409
Unrealized loss (gain) on derivative instrument, net	246,602	(1,900,390)
Loss on derivative liability	158,469	-
Share based compensation	258,796	-
Changes in operating assets and liabilities:
Accounts receivable	(36,571)	(183,902)
Prepaid expenses and other current assets	(37,479)	7,771
Deposits	-	(38,896)
Accounts payable	454,151	296,387
Accounts payable – related party	5,491	30,000
Accrued interest payable	45,952	17,054
Other current liabilities	(6,103)	(2,339)
Deferred income tax liabilities	-	313,906
NET CASH USED BY OPERATING ACTIVITIES	(602,888)	(289,420)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposit paid for purchase of oil and gas properties	-	(100,000)
Change in note proceeds restricted as to use	170,377	359,491
Purchase of property and equipment	(1,620)	(59,822)
Additions to oil and gas properties	(70,000)	(555,709)
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	98,757	(356,040)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable, gross	200,000	876,352
Deferred financing costs incurred	-	(119,623)
Advances from related party	40,450
Repayments of notes payable	(134,930)	(2,716)
Proceeds from sale of common stock	-	5,025
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	105,520	759,038

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(398,611)	113,578

Cash and cash equivalents, beginning of period	436,806	54,500
Cash and cash equivalents, end of period	$38,195	$168,078

Supplemental disclosures of cash flow information:
Interest paid	$177,730	$195,983
Income taxes paid	$-	$-

Non cash investing and financing activities:
Fixed assets acquired through issuance of notes payable	$-	$69,956
Derivative associated with convertible debt	$200,000	$-
Common stock issued for financial advisor agreement	$-	$125,000
Stock issued for exercise of stock option in exchange for accounts payable	$192,770	$-
Change in estimate of asset retirement obligation	$135,163	$-

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

Interim financial statements

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s audited financial statements for the fiscal period ended July 31, 2009 as filed on Form 10-K. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s audited financial statements for the fiscal period ended July 31, 2009, has been omitted. The results of operations for the three and six month periods ended January 31, 2010 are not necessarily indicative of results for the entire year ending July 31, 2010.

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

Concentrations of Credit Risk

All of our receivables are due from oil and natural gas purchasers. We sold approximately 96% of our oil and natural gas production to one customer during the six months ended January 31, 2010. At January 31, 2010, one customer accounted for approximately 67% of accounts receivable.

Revenue and cost recognition

We use the sales method to account for sales of crude oil and natural gas. Under this method, revenues are recognized based on actual volumes of oil and gas sold to purchasers. The volumes sold may differ from the volumes to which Doral is entitled based on the interest in the properties. These differences create imbalances which are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves. We had no production, revenue or imbalances as of January 31, 2010. Costs associated with production are expensed in the period incurred.

Recent Adopted Accounting Pronouncements

Effective December 14, 2009, the Company adopted FASB ASC Topic No. 815 – 40, Derivatives and Hedging -Contracts in Entity’s Own Stock (formerly Emerging Issues Task Force Issue No. 07-5, Determining Whether an Instrument or Embedded Feature is Indexed to an Entity’s Own Stock). The adoption of FASB ASC Topic No. 815 –40’s requirements can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). As a result of Doral issuing a convertible note on December 14, 2009, the Company adopted ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock (formerly Emerging Issues Task Force Issue No. 07-5, Determining Whether an Instrument or Embedded Feature is Indexed to an Entity’s Own Stock). As such, the Company’s outstanding warrants are classified as liabilities as of January 31, 2010 as these underlying units and warrants contain exercise price reset features and are no longer deemed to be indexed to the Company’s own stock. See Note 5 for further discussion.

NOTE 3 - GOING CONCERN

As of January 31, 2010, we had negative working capital. This factor raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if Doral is unable to continue as a going concern.

We intend to raise additional working capital either through private placements, public offerings and/or bank financing. We are actively pursuing such alternatives in conjunction with our financial advisor, C.K. Cooper & Company, Inc. We are also identifying merger and/or acquisition candidates of strategic and financial benefit to our plans for growth. As of January 31, 2010, no acquisition or merger agreements have yet been closed. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, Doral will have to raise additional working capital through other channels. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Doral.

NOTE 4 – NOTES PAYABLE

Green Shoe Investments

In May 2009, Doral borrowed $150,000 and agreed to repay $300,000 to Greenshoe Investments Ltd. The loan is unsecured, carries an annual interest rate of 0.0%, is due ten days after the maturity of our Macquarie Credit Agreement and is convertible at $1 per share. The difference in proceeds and the repayment amount resulted in a discount of $150,000 that was being amortized over the term using the effective interest method. As of January 31, 2010, the discount had been fully amortized. This loan will mature following the expiration of the forbearance agreement discussed below.

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

The $25,000 fee was paid during the six months ended January 31, 2010 through an increase in the balance of our Revolving Loan.

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

The $50,000 fee was paid during the six months ended January 31, 2010 through an increase in the balance of our Revolving Loan.

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

Based upon the non-binding offers that we have received for the purchase of our properties, we have not been required to pay the additional $100,000 fee.

Subsequent to January 31, 2010, the Company has entered into a new forbearance agreement with Macquarie under Macquarie Credit Agreement; see Note 11 for further discussion. In accordance with the loan agreements, the Company made principal payments of $114,001 during the six months ended January 31, 2010.

Note payable to related party

In July 2009, we borrowed $250,000 from W.S. Oil and Gas Limited, a partnership which is controlled by our CEO. The note has a stated interest rate of 0% and matures November 1, 2012. The lender had the option to convert any remaining principal and interest due under this note into shares of our common stock at a conversion price equal to four times the fair market value of our common stock at the time the conversion right is exercised in the event of default. We are required to make 24 monthly payments of $16,667 beginning November 1, 2009 and then 12 monthly payments of $8,333 thereafter. The payments total $500,000 resulting in an effective interest rate of 49%. The difference in proceeds and the repayment amount resulted in a discount of $250,000 that is being amortized over the term using the effective interest method. As of January 31, 2010, the total discount of $250,000 was amortized due to the default in the loan as noted below.

On November 11, 2009, we agreed with W.S. Oil and Gas Limited to amend the terms of the convertible promissory note issued to them. As amended, in the event of a default under the terms of the note, WS Oil and Gas shall have the right to convert any remaining principal and interest due under the note into shares of our common stock at a conversion price equal to the greater of (a) four times the fair market value of our common stock at the time the conversion right is exercised; and (b) $0.05. As of January 31, 2010, the required principal payments have not been made and the note is currently in default. WS Oil and Gas Limited has not elected to convert any remaining principal and interest due under the note into shares of our common stock.

The conversion feature was contingent on the event of default on the note. We evaluated this note for a possible contingent beneficial conversion feature and determined there was not a beneficial conversion feature since the conversion price exceeds the fair market value of the common stock. We evaluated the loan for derivative accounting consideration under FASB ASC 815-15 and FASB ASC 815-40. We determined the embedded conversion option in the convertible note meet the criteria for classification as a derivative liability under FASB ASC 815-15 and FASB ASC 815-40. Therefore, derivative accounting was not applicable for the note. We then evaluated the conversion option under FASB ASC 470-20 for a beneficial conversion feature and determined none existed.

NOTE 5-CONVERTIBLE NOTE PAYABLE AND DERIVATIVES

On December 14, 2009, we received cash proceeds of $200,000 in exchange for a 4% Convertible Note Payable. The note bears interest at 4% per year and matures June 30, 2010. The note is convertible only in whole into Units at $0.10 per Unit. Each Unit consists of one share of common stock and one warrant to purchase a share of common stock at a price of $0.20 per share for a term of three years. The note contains a ratchet provision which adjusts the exercise price of the Units if we issue common stock at a price lower than the $0.10 per Unit conversion price in the 4% Convertible Note Payable. As a result, the Company assessed the terms of the convertible note in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock (formerly Emerging Issues Task Force Issue No. 07-5, Determining Whether an Instrument or Embedded Feature is Indexed to an Entity’s Own Stock) and determined that the underlying Units are not indexed to the Company’s common stock and are therefore a derivative which should be valued at fair value at the date of issuance and at each subsequent interim period.

As of December 14, 2009 (date of issuance), the fair value of the derivatives was $756,689. As a result, we recorded a discount of $200,000 on the convertible note, a derivative liability of $756,689, and an inception loss of $556,689. The revaluation of the derivatives as of January 31, 2010 resulted in a value of derivative liability of $358,469. The decrease in value resulted in a gain on derivatives of $398,220. The change in fair value during the period of December 14, 2009 to January 31, 2010 along with the inception loss resulted in a loss of $158,469 recorded as a derivative loss in the accompanying Consolidated Statement of Operations. The fair value of the derivative was determined using the Black-Scholes option pricing model with the following assumptions:

	December 14, 2009	January 31, 2010
Stock price on the measurement date	$0.25	$0.14
Fair value of Unit on measurement date	$0.47	$0.27
Warrant term	3 years	3 years
Unit term	0.54 years	0.41 years
Warrant volatility	202%	200%
Unit volatility	139%	155%
Expected dividends	0%	0%

In order to determine the value of the Units on the measurement date, we estimated the fair value of the warrants using the Black-Scholes option pricing model and the assumptions above and added that to the fair value of the common stock on the measurement date.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

From time to time we may become involved in litigation in the ordinary course of business. At the present time the Company’s management is not aware of any such litigation.

The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. We maintain insurance coverage, which we believe is customary in the industry, although we are not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of January 31, 2010, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company’s properties.

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

Stock options

Stock option activity summary is presented in the table below:

			Weighted-
			average
		Weighted-	Remaining	Aggregate
	Number of	average	Contractual	Intrinsic
	Shares	Exercise	Term (years)	Value
		Price
Outstanding at July 31, 2009	304,000	$0.50
Granted	994,000	$0.23
Exercised	(876,000)	(0.22)
Forfeited	-	$-
Expired	-	-

Outstanding at January 31, 2010	422,000	$0.44	4.51	$-

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

On December 17, 2009, we issued options to purchase 594,000 shares of common stock to an entity for professional services. The options were vested immediately and had an exercise price of $0.18 and a term of five years.

The fair value of the options granted during the six months ended January 31, 2010 was estimated at the date of grant using the Black-Scholes option-pricing model at $258,796. The following assumptions were used in the model:

Estimated market value of stock on grant date	$0.22 - 0.39
Risk-free interest rate	1.51 – 2.24%
Dividend yield	0.00%
Volatility	202 - 216%
Expected life	5.0 years

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

On December 17, 2009, we issued 594,000 shares of common stock in exchange for the exercise of stock option with an exercise price of $0.18 per share. We agreed to reduce amounts payable to the holder in exchange for the exercise price of $106,920 which would have been due upon exercise. We received no cash proceeds upon the exercise of the stock options.

NOTE 8 – RELATED PARTY TRANSACTIONS

As of January 31, 2010, we had amounts payable to a partnership controlled by our CEO under a convertible note agreement. See Note 4 for a discussion of this agreement.

As of January 31, 2010, we had accounts payable to the Chairman of the Board and former CEO of the Company in the amount of $66,674. These amounts represent unpaid salary and expense reimbursements. See Note 11 for a discussion of this agreement.

NOTE 9 – DERIVATIVE INSTRUMENTS AND PRICE RISK MANAGEMENT ACTIVITIES

We entered into commodity derivative financial instruments intended to hedge our exposure to market fluctuations of oil and natural gas prices. As of January, 2010, we had commodity swaps, puts and calls for the following oil volumes:

	Transaction	Barrels per	Barrels per	Price per
	type	quarter	day	barrel
2010
Third quarter	Swap	6,328	71	$94
Fourth quarter	Swap	4,266	70	$94
Fourth quarter	Put	2,147	69	$60
Fourth quarter	Call	2,147	69	$94

2011
First quarter	Put	6,280	68	$60
First quarter	Call	6,280	68	$94
Second quarter	Put	5,791	63	$60
Second quarter	Call	5,791	63	$94
Third quarter	Put	5,202	58	$60
Third quarter	Call	5,202	58	$94
Fourth quarter	Put	5,202	57	$60

Fourth quarter	Call	5,202	57	$94

2012
First quarter	Put	5,202	57	$60
First quarter	Call	5,202	57	$94
Second quarter	Put	3,468	57	$60
Second quarter	Call	3,468	57	$94

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

Based on the above, management has determined the swaps noted above do not qualify for hedge accounting treatment. As of January 31, 2010, the hedge was included on the balance sheet as a current derivative asset in the amount of $205,887 and a noncurrent derivative liability of $38,610. During the six months ended January 31, 2010, we recognized a gain of $58,815 which includes realized hedge settlements received for the difference between the hedged price and the market price of $305,417 and an unrealized loss of $246,602 for the change in the fair value of the hedge in future months.

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

The following table presents Doral’s assets and liabilities recognized in the balance sheet and measured at fair value on a recurring basis as of January 31, 2010:

		Input Levels for Fair Value Measurements
Description	Level 1	Level 2	Level 3	Total
Assets:
Commodity derivatives	$-	$205,887	$-	$205,887
	$-	$205,887	$-	$205,887
Liabilities:
Derivative liability	$-	$-	$358,469	$358,469
Commodity derivatives	-	38,610	-	38,610
	$-	$38,610	$358,469	$397,079

The fair value of commodity derivatives is determined using forward price curves derived from market price quotations, externally developed and commercial models, with internal and external fundamental data inputs. Market price quotations are obtained from independent energy brokers and direct communication with market participants.

The fair value of the derivative associated with the convertible debt is determined using the Black-Scholes option pricing model, which is an externally developed model. The inputs into the pricing model include internally developed estimates and observable market prices.

NOTE 11 – SUBSEQUENT EVENTS

Subsequent events have been reviewed through March 22, 2010.

Related Party Payable

Effective February 8, 2010, Paul C. Kirkitelos resigned as the Chief Financial Officer, Treasurer and Secretary of Doral Energy Corp. (the “Company”). Dr. Kirkitelos has resigned as an executive officer for personal reasons, but will continue to act as the Chairman of the Company's Board of Directors. There were no disagreements between Dr. Kirkitelos and the Company regarding any matter relating to the Company’s operations, policies or practices.

In connection with his resignation, Dr. Kirkitelos executed a settlement agreement dated effective as of February 1, 2010 with the Company pursuant to which the Company agreed to issue to Dr. Kirkitelos a promissory note in the amount of $60,000 for accrued but unpaid compensation. The amounts due under the note are payable on demand and bear interest at a rate of 5% per annum. As of January 31, 2010, this amount is included in accounts payable – related party on the consolidated balance sheet.

Macquarie Credit Agreement

On March 8, 2010, we entered into an agreement (the “Forbearance Agreement”) with Macquarie pursuant to which Macquarie further agreed not to exercise their rights or remedies with respect to our failure to pay the amounts due under the Macquarie Credit Agreement until at least April 1, 2010 (the “Forbearance Period”). The Forbearance Agreement dated March 8, 2010 supersedes all prior forbearance agreements related to the Macquarie Credit Agreement.

Under the terms of the Forbearance Agreement, to we agreed to:

(a)	pay a fee of $100,000, the amount for which was advanced by Macquarie under the Term Loan portion of the Macquarie Credit Agreement; and

(b)	increase the interest rate on amounts owed under the Macquarie Credit Agreement to:

	(i)	with respect to the Revolving Loan, 7.0% over LIBOR in respect of amounts earning interest tied to LIBOR, and 5.25% over prime in respect of amounts earning interest tied to the prime rate, and

	(ii)	with respect to the Term Loan, 10.5% over LIBOR in respect of amounts earning interest tied to LIBOR, and 8.75% over prime in respect of amounts earning interest tied to the prime rate.

Under the terms of the Forbearance Agreement, if at any time during the Forbearance Period we divest greater than 50% of our working interest in the properties that we acquired from Hanson Energy in July 2008 (the “Hanson Properties”), and such divesture results in all monetary obligations being fully repaid to Macquarie, Macquarie has agreed to reconvey the Net Profits Interest conveyed as part of the Macquarie Credit Agreement to us upon full repayment to Macquarie of the amounts owed under the Macquarie Credit Agreement and payment of the greater of:

(a)	$500,000; and

(b)	25% of the price received for the Hanson Properties less the amounts owed under the Macquarie Credit Agreement.

The Forbearance Period may be extended to May 1, 2010 if, by April 1, 2010, we deliver to Macquarie, a purchase and sale agreement with a non-affiliate, in a form and substance satisfactory to Macquarie, that would result in our receiving proceeds equal to the sum of all monetary obligations owed under the Macquarie Credit Agreement, plus the relevant amounts payable to Macquarie for the reconveyance of the Net Profits Interest. To qualify for the extension, the purchaser would be required to provide a down payment of $500,000 or otherwise provide satisfactory evidence that it is capable of completing the transaction.

As of March 8, 2010 the date of the Forbearance Agreement, we owed $5,849,195 under the Macquarie Credit Agreement. There are no assurances that we will be able to repay the amounts owed under the Macquarie Credit Agreement at the end of the Forbearance Period.

Notes payable

On March 3, 2010, we entered into a loan agreement with the lender of our existing $200,000 convertible note payable, pursuant to which the lender has loaned to us an additional $50,000 (the “Loan Amount”) and surrendered the $0.10 Convertible Note for cancellation, in exchange for our agreement to:

(a)	repay the Loan Amount on May 1, 2010 with interest at a rate of 15% per annum, calculated from the date the Loan Amount was advanced to us;

(b)	repay the principal amount of the $0.10 Convertible Note on May 1, 2010, with interest at a rate of 15% per annum, calculated from December 14, 2009; and

(c)

issue to the lender warrants to purchase up to 2,000,000 shares of the our common stock at a price of $0.05 per share for a period ending three years from the date of issuance. The warrants contain full ratchet antidilution provisions.

Note payable to related party

On March 8, 2010, WS Oil and Gas assigned $35,000 of the amount due under the W.S. Oil Note to War Chest Multi-Strategy Fund, LLC (“War Chest”). On March 8, 2010, we executed a Debt Settlement Agreement with War Chest to settle the outstanding debt. We converted the $35,000 owed to War Chest into 1,060,606 shares of our common stock at a price of $0.033 per share.

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

Recent Corporate Developments

The following significant developments have occurred since our fiscal quarter ended October 31, 2009:

Macquarie Credit Agreement

On November 11, 2009, we entered into an agreement with Macquarie Bank Limited (“Macquarie”) dated November 9, 2009, pursuant to which Macquarie agreed not to exercise their rights or remedies with respect to our failure to pay the amounts due under our Senior First Lien Second Credit Agreement dated July 29, 2008 (the “Macquarie Credit Agreement”) until at least January 29, 2010. On March 8, 2010, we entered into an agreement (the “Forbearance Agreement”) with Macquarie pursuant to which Macquarie further agreed not to exercise their rights or remedies with respect to our failure to pay the amounts due under the Macquarie Credit Agreement until at least April 1, 2010 (the “Forbearance Period”). The Forbearance Agreement dated March 8, 2010 supersedes all prior forbearance agreements related to the Macquarie Credit Agreement.

Under the terms of the Forbearance Agreement, to we agreed to:

(a)	pay a fee of $100,000, the amount for which was advanced by Macquarie under the Term Loan portion of the Macquarie Credit Agreement; and

(b)	increase the interest rate on amounts owed under the Macquarie Credit Agreement to:

	(i)	with respect to the Revolving Loan, 7.0% over LIBOR in respect of amounts earning interest tied to LIBOR, and 5.25% over prime in respect of amounts earning interest tied to the prime rate, and

	(ii)	with respect to the Term Loan, 10.5% over LIBOR in respect of amounts earning interest tied to LIBOR, and 8.75% over prime in respect of amounts earning interest tied to the prime rate.

Under the terms of the Forbearance Agreement, if at any time during the Forbearance Period we divest greater than 50% of our working interest in the properties that we acquired from Hanson Energy in July 2008 (the “Hanson Properties”), and such divesture results in all monetary obligations being fully repaid to Macquarie, Macquarie has agreed to reconvey the Net Profits Interest conveyed as part of the Macquarie Credit Agreement to us upon full repayment to Macquarie of the amounts owed under the Macquarie Credit Agreement and payment of the greater of:

(a)	$500,000; and

(b)	25% of the price received for the Hanson Properties less the amounts owed under the Macquarie Credit Agreement.

The Forbearance Period may be extended to May 1, 2010 if, by April 1, 2010, we deliver to Macquarie, a purchase and sale agreement with a non-affiliate, in a form and substance satisfactory to Macquarie, that would result in our receiving proceeds equal to the sum of all monetary obligations owed under the Macquarie Credit Agreement, plus the relevant amounts payable to Macquarie for the reconveyance of the Net Profits Interest. To qualify for the extension, the purchaser would be required to provide a down payment of $500,000 or otherwise provide satisfactory evidence that it is capable of completing the transaction.

As of March 8, 2010, the date of the Forbearance Agreement, we owed $5,849,195 under the Macquarie Credit Agreement. There are no assurances that we will be able to repay the amounts owed under the Macquarie Credit Agreement at the end of the Forbearance Period.

W.S. Oil and Gas Limited Convertible Note

On November 11, 2009, we agreed with W.S. Oil and Gas Limited to amend the terms of the convertible promissory note issued to them in August 2009, (the “W.S. Oil Note”). W.S. Oil and Gas is a limited partnership controlled by Everett Willard Gray, II, our Vice Chairman and Chief Executive Officer and the owner of more than 5% of our outstanding common stock. As amended, in the event of a default under the terms of the W.S. Oil Note, W.S. Oil and Gas has the right to convert any remaining principal and interest into shares of our common stock at a conversion price equal to the greater of (a) four times the fair market value of our common stock at the time the conversion right is exercised; and (b) $0.05. We are currently in default of the terms of the W.S. Oil Note in that we have failed to make the scheduled payments due under the W.S. Oil Note. W.S. Oil and Gas have not yet exercised their default rights under the W.S. Oil Note. We are currently in discussions with W.S. Oil and Gas to renegotiate the terms of the amounts owed under the W.S. Oil Note.

On March 8, 2010, WS Oil and Gas assigned $35,000 of the amount due under the W.S. Oil Note to War Chest Multi-Strategy Fund, LLC (“War Chest”). On March 8, 2010, we executed a Debt Settlement Agreement with War Chest to settle the outstanding debt. We converted the $35,000 owed to War Chest into 1,060,606 shares of our common stock at a price of $0.033 per share. The issuance was completed pursuant to the provisions of Rule 506 of Regulation D of the Securities Act. The subscriber represented that it was an accredited investor as defined under Regulation D of the Securities Act.

$0.10 Convertible Note

In December 2009, we issued a convertible note (the " $0.10 Convertible Note") in the principal amount of $200,000 to Edward Ajootian, an accredited investor as defined in Regulation D of the Securities Act of 1933 (the “Securities Act”).

On March 3, 2010, we entered into an agreement (the “Ajootian Loan Agreement”) with Mr. Ajootian, pursuant to which Mr. Ajootian has loaned to us an additional $50,000 (the “Loan Amount”) and surrendered the $0.10 Convertible Note for cancellation, in exchange for our agreement to:

(a)	repay the Loan Amount on May 1, 2010 with interest at a rate of 15% per annum, calculated from the date the Loan Amount was advanced to us;

(b)	repay the principal amount of the $0.10 Convertible Note on May 1, 2010, with interest at a rate of 15% per annum, calculated from December 14, 2009; and

(c)

issue to Mr. Ajootian share purchase warrants (the “Warrants”) entitling the holder to purchase up to 2,000,000 shares of the our common stock at a price of $0.05 per share for a period ending three years from the date of issuance. The Warrants contain full ratchet antidilution provisions.

Proposed Sale of Oil and Gas Properties

On January 28, 2010, we entered into a non-binding letter of intent with Alamo Resources LLC (“Alamo Resources”) for the sale of 50% of our oil and gas properties located in Eddy County, New Mexico. The letter of intent was allowed to expire at the request of Alamo Resources. We are currently evaluating several offers with respect to our oil and gas properties, including an alternative offer from Alamo Resources.

Change of CFO, Secretary and Treasurer

Effective February 8, 2010, Paul C. Kirkitelos resigned as our Chief Financial Officer, Treasurer and Secretary. Dr. Kirkitelos resigned as an executive officer for personal reasons, but will continue to act as the Chairman of our Board of

Directors. There were no disagreements between Dr. Kirkitelos and the Company regarding any matter relating to the Company’s operations, policies or practices.

H. Patrick Seale, our President, Chief Operating Officer and a Director, was appointed Chief Financial Officer, Treasurer and Secretary to fill the vacancies created by Dr. Kirkitelos’ resignation.

In connection with his resignation, Dr. Kirkitelos executed a settlement agreement dated effective as of February 1, 2010 with us pursuant to which we agreed to issue to Dr. Kirkitelos a promissory note in the amount of $60,000 for accrued but unpaid compensation. The amounts due under the note are payable on demand and bear interest at a rate of 5% per annum.

RESULTS OF OPERATIONS

Three Months and Six Months ended January 31, 2010

	Three Months Ended January 31,		Percentage	Six Months Ended January 31,		Percentage
			Increase /			Increase /
	2010	2009	(Decrease)	2010	2009	(Decrease)
Revenues	$493,703	$338,948	46%	$960,900	$991,204	(3)%
Expenses	(1,231,126)	(1,059,187)	16%	(2,579,247)	(1,778,902)	45%
Loss on derivative liability	(158,469)	-	100%	(158,469)	-	100%
Interest expense	(432,416)	(425,267)	2%	(688,351)	(578,661)	19%
Price risk management activities	210,642	780,951	(73)%	58,815	2,263,235	(97)%
Income tax expense (benefit)	64	(124,732)	(100)%	(167)	313,906	100%
Net income (loss)	$(1,117,730)	$(239,823)	366%	$(2,406,519)	$582,970	(513)%

Revenues

During the three and six month periods ended January 31, 2010, we recognized revenues from the sale of crude oil and natural gas of $493,703 and $960,900 compared to revenues of $338,948 and $991,204 for the three and six month periods ended January 31, 2009. The increase in revenues was primarily due to the increased sales price realized for sales of oil and natural gas. This was only partially offset by lower sales volumes during the three months ended January 31, 2010. Revenues from the sale of oil and gas are recognized based on the actual volume of oil and gas sold to purchasers. Although we have entered into hedging positions that provide us with partial protection against price decreases, prolonged downturns in the price of crude oil and natural gas will have an adverse effect on our revenues. See “Risk Factors.”

Under the terms of the Macquarie Credit Agreement, we are required, on a monthly basis, to pay to Macquarie 100% of our net operating cash flows from all sources (including, but not limited to the sales of oil and natural gas) less an allocated amount for our general and administrative expenses, until all amounts advanced under the Macquarie Credit Agreement have been repaid. The amount allocated for our general and administrative expenses was equal to $125,000 per month up to March 31, 2009, and since that date has been equal to 10% of our net operating cash flows for the month. The amounts paid to Macquarie are applied to interest and principal payable under the Macquarie Credit Agreement.

Expenses

	Three Months Ended January 31,		Percentage	Six Months Ended January 31,		Percentage
			Increase /			Increase /
	2010	2009	(Decrease)	2010	2009	(Decrease)
Operating costs	$370,160	$471,069	(21)%	$1,034,738	$750,491	38%
Production taxes	41,385	56,940	(27)%	105,873	117,270	(10)%
Depreciation, depletion, and amortization	107,314	96,451	11%	220,426	169,979	30%
Accretion expense	17,945	39,215	(54)%	25,766	58,631	(56)%
General and administrative	694,322	395,512	76%	1,192,444	682,531	75%
Total operating expenses	$1,231,126	$1,059,187	16%	$2,579,247	$1,778,902	45%

Our operating expenses increased from $1,059,187 and $1,778,902 for the three month and six month periods ended January 31, 2009 to $1,231,126 and $2,579,247 for the same periods ended January 31, 2010.

The increase was primarily due to an increase in general and administrative expenses. General and administrative expenses increased from $395,512 and $682,531 for the three month and six month periods ended January 31, 2009 to $694,322 and $1,192,444 for the same periods ended January 31, 2010. This increase in general and administrative expenses was primarily related to increases in legal and professional fees of $334,281 and in salaries and wages of $140,716 for the six months ended January 31, 2010 over the comparable period in 2009. During the three and six months ended January 31, 2010, legal and professional fees in the amount of $383,911 and $450,690 respectively were paid with through the issuance of stock or stock options. No legal or professional fees were paid with stock during the six months ended January 31, 2009. Salaries and wages increased due to an increase in the administrative staff employed to manage the properties acquired in July 2008.

Operating costs changed from $471,069 and $750,491 for the three and six month periods ended January 31, 2009 to $370,160 and $1,034,738 for the same periods ended January 31, 2010. Operating costs are the costs associated with our oil and gas production activities for the period. Lower operating costs for the three months ended January 31, 2010 was due to lower production volumes and lower repairs and maintenance expenses during that period. Additional operating costs for the six month period are due to higher repair and maintenance costs incurred during the first quarter of our fiscal 2010 year.

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

During December 2008, we re-structured our hedge position to guarantee more near-term income by closing out our old position and using the value realized to enter into a combination of a swap and a costless collar, with more volume hedged in the near term. The swap, with a fixed price of $94, covers the period from January 2009 through June 2010. The swap pays us the difference between $94 and the OIL-WTI-NYMEX price per barrel.

During the six months ended January 31, 2010, we recognized a gain of $58,815 which includes realized hedge settlements received for the difference between the hedged price and the market price of $305,418 and an unrealized loss of $246,603 for the change in the fair value of the hedge in future months. As of January 31, 2010, the hedge was included on the balance sheet as a current derivative asset in the amount of $205,887 and a noncurrent derivative liability of $38,610.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At January 31, 2010	At July 31, 2009	Increase / (Decrease)
Current assets	$552,666	$1,310,324	(58)%
Current liabilities	(8,867,425)	(7,538,514)	18%
Working capital deficit	$(8,314,759)	$(6,228,190)	34%

Cash Flows
	Six Months Ended	Six Month Ended
	January 31, 2010	January 31, 2009
Cash flows used in operating activities	$(602,888)	$(289,420)
Cash flows provided by (used in) investing activities	98,757	(356,040)
Cash flows provided by financing activities	105,520	759,038
Net (decrease) increase in cash during period	$(398,611)	$113,578

As at January 31, 2010, we had a working capital deficit of $8,314,759.

Although the Hanson Properties generate cash flows, under the terms of our Macquarie Credit Agreement with Macquarie, until we have repaid all amounts advanced by Macquarie, we are required to pay Macquarie 100% of our net operating cash flows from all sources, less an allocated amount for our general administrative expenses. As such, until such time as we have repaid all amounts advanced to us by Macquarie, we expect that our primary sources of financing will be additional advances from Macquarie under the Macquarie Credit Agreement, other forms of debt financing, and proceeds from the sale of our common stock. We are currently seeking to refinance our existing debt, including the amounts owed under the Macquarie Credit Agreement. We are also currently evaluating a number of financing proposals, including the possible sale of some or all of our interest in the Hanson Properties. However, there is no assurance that we will be able to refinance our existing debt or that we will be able to obtain additional financing in the future. If we sell additional shares of our common stock, existing stockholders will experience a dilution of their proportionate interests in our Company.

Macquarie Credit Agreement

Under the terms of the Macquarie Credit Agreement, Macquarie agreed to provide us with: (i) a maximum of $25,000,000 under a revolving loan (the “Revolving Loan”); and (ii) a maximum of $25,000,000 under a term loan (the “Term Loan”). Advances under the Macquarie Credit Agreement were used to fund our acquisition of, and improvements on, the Hanson Properties and for working capital purposes. Future advances are subject to prior approval by Macquarie, and we are required to submit to Macquarie an estimate of expenses for work to be performed on our properties.

Due to our management’s decision to postpone our proposed Infill Development Plan for the Hanson Properties in response to the precipitous decline in the price of oil from mid-2008, the due date for the amounts owed by us under the Macquarie Credit Agreement was moved up from July 30, 2011 to July 30, 2009. Macquarie has agreed to forbear from exercising its remedies under the Macquarie Credit Agreement until at least April 1, 2010 (the “Forbearance Period”). The forbearance agreement dated March 8, 2010 (the “Forbearance Agreement”) supersedes all prior forbearance agreements directly related to the Macquarie Credit Agreement.

Under the current Forbearance Agreement, to obtain Macquarie’s agreement to forbear from exercising its remedies we agreed to:

(a)	pay a fee of $100,000, the amount for which was advanced by Macquarie under the Term Loan; and

(b)	increase the interest rate on amounts owed under the Macquarie Credit Agreement to:

	(i)	with respect to the Revolving Loan, 7.0% over LIBOR in respect of amounts earning interest tied to LIBOR, and 5.25% over prime in respect of amounts earning interest tied to the prime rate, and

	(ii)	with respect to the Term Loan, 10.5% over LIBOR in respect of amounts earning interest tied to LIBOR, and 8.75% over prime in respect of amounts earning interest tied to the prime rate.

Under the Forbearance Agreement, if at any time we divest greater than 50% of our working interest in the properties that we acquired from Hanson Energy in July 2008 (the “Hanson Properties”), and such divesture results in all monetary obligations being fully repaid to Macquarie, Macquarie has agreed to reconvey the Net Profits Interest conveyed as part of the Macquarie Credit Agreement to us upon full repayment to Macquarie of the amounts owed under the Macquarie Credit Agreement and the payment of the greater of:

(a)	$500,000; and

(b)	25% of the price received for the Hanson Properties less the amount owed under the Macquarie Gold Agreement.

The Forbearance Period may be extended to May 1, 2010 if, by April 1, 2010, we deliver to Macquarie, a purchase and sale agreement with a non-affiliate, in a form and substance satisfactory to Macquarie, that would result in our receiving proceeds equal to the sum of all monetary obligations under the Macquarie Credit Agreement, plus the relevant amounts payable by us to Macquarie for the reconveyance of the Net Profits Interest. To qualify for the extension, the purchaser will need to provide a down payment of $500,000 or otherwise provide satisfactory evidence that it is capable of completing the transaction.

As at March 8, 2010, the date of the Forbearance Agreement, we owed $5,349,195.32 under the Macquarie Credit Agreement. There are no assurances that we will be able to repay the amounts owed under the Macquarie Credit Agreement at the end of the Forbearance Period.

W.S. Oil and Gas Limited Convertible Note

On August 24, 2009, we issued a convertible promissory note (the “W.S. Oil Note”) in the principal amount of $250,000 to W.S. Oil and Gas Limited, a limited partnership controlled by Everett Willard Gray, II, our Vice Chairman and Chief Executive Officer and a holder of more than five percent of our common stock. Under the terms of the W.S. Oil Note, we agreed to repay to W.S. Oil and Gas a total of $500,000, payable in installments as follows:

(i)	24 monthly installments of $16,666.67 beginning November 1, 2009; and

(ii)	12 monthly installments of $8,333.33 beginning November 1, 2011.

We have not yet made any of the Scheduled Payments under the W.S. Oil Note and as such, we are in default under the terms of the W.S. Oil Note. As such, W.S. Oil and Gas shall have the right to convert any remaining principal and interest due under the W.S. Oil Note into shares of our common stock at a conversion price equal to the greater of four times the fair market value of our common stock at the time the conversion right is exercised, and $0.05. W.S. Oil and Gas has not yet exercised any of its default rights, however, there is no assurance that they will not do so in the future. We are currently in discussions with W.S. Oil and Gas to renegotiate the terms of the amounts owed under the W.S. Oil Note.

On March 8, 2010, W.S. Oil and Gas Limited assigned $35,000 of the amount due under the W.S. Oil Note to War Chest Multi-Strategy Fund, LLC (“War Chest”). On March 8, 2010, we executed a Debt Settlement Agreement with War Chest to settle the outstanding debt. We converted the $35,000 owed to War Chest into 1,060,606 shares of our common stock at a price of $0.033 per share. The issuance was completed pursuant to the provisions of Rule 506 of Regulation D of the Securities Act. The subscriber represented that it was an accredited investor as defined under Regulation D of the Securities Act.

Ajootian Loan

In December, 2009, we issued a convertible note (the " $0.10 Convertible Note") in the principal amount of $200,000 to Edward Ajootian, an accredited investor as defined in Regulation D of the Securities Act of 1933 (the “Securities Act”).

On March 3, 2010, we entered into an agreement (the “Ajootian Loan Agreement”) with Mr. Ajootian, pursuant to which Mr. Ajootian loaned to us an additional $50,000 (the “Loan Amount”) and surrendered the $0.10 Convertible Note for cancellation, in exchange for the our agreement to:

(i)	repay the Loan Amount on May 1, 2010 with interest at a rate of 15% per annum, calculated from the date the Loan Amount is advanced to us,

(ii)	repay the principal amount of the $0.10 Convertible Note on May 1, 2010, with interest at a rate of 15% per annum, calculated from December 14, 2009, and

(iii)

issue to Mr. Ajootian share purchase warrants (the “Warrants”) entitling the holder to purchase up to 2,000,000 shares of the our common stock at a price of $0.05 per share for a period ending three years from the date of issuance. The Warrants contain full ratchet antidilution provisions.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") in the United States has required our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. Our significant accounting policies are disclosed in the notes to the interim financial statements for the period ended January 31, 2010 included in this Quarterly Report on Form 10-Q.

The consolidated financial statements presented with this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at January 31, 2010, and for all periods presented in the attached financial statements, have been included. Interim results for the period ended January 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

We routinely exercise our contractual right to net realized gains against realized losses when settling with our swap and option counterparties. At January 31, 2010, derivative assets include the net market value of derivative assets and liabilities due to the right of offset in the settlement of these contracts.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period ended January 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The amounts owed by us under the Macquarie Credit Agreement are currently due and payable, and we do not currently have sufficient financial resources to repay the amounts owed. We have entered into a forbearance agreement, pursuant to which Macquarie has agreed not exercise their rights or remedies with respect to our failure to pay until at least April 1, 2010 (the “Forbearance Period”). There is no assurance that we will be able to pay the amounts due to Macquarie by the end of the Forbearance Period and there is no assurance that Macquarie will not exercise their rights and remedies in the future, including the seizure of any of our properties over which they have a security interest, including the Hanson Properties.

If we are unable to obtain financing in the near term, our business could fail, and investors could lose all or a substantial portion of their investment.

As at January 31, 2010, we had current liabilities of $8,867,425, a substantial portion of which is currently due and payable. Although our creditors have not yet exercised their rights in respect of the amounts owed to them, there is no assurance that they will continue to do so in the future. In addition, although we currently earn revenues from our Hanson Properties located in Eddy County, New Mexico, under the terms of the Macquarie Credit Agreement, we are required to pay Macquarie 100% of our net operating cash flows from all sources, less an allocated amount for our general and administrative expenses. Currently this allocated amount is not sufficient to enable us to meet our current obligations as they come due. We are currently evaluating a number of debt and equity financing options. In addition, we are evaluating various proposals for the sale of all or a portion of our oil and gas properties. However, we do not currently have any financing arrangements in place nor do we have any binding agreements with respect the sale of our oil and gas properties.

Our future performance depends upon our ability to obtain capital to find or acquire additional oil and natural gas reserves that are economically recoverable.

Unless we successfully replace the reserves that we produce, our reserves will decline, resulting eventually in a decrease in oil and natural gas production and lower revenues and cash flows from operations. The business of exploring for, developing or acquiring reserves is capital intensive. Our ability to make the necessary capital investment to maintain or expand our oil and natural gas reserves is limited by our relatively small size. Further, we may commence drilling operations on our Hanson Properties and any other properties that we acquire in an effort to increase production, which would require more capital than we have available from cash flow from operations or our existing debt facilities. In such case, we would be required to seek additional sources of financing or limit our participation in the additional drilling. In addition, our drilling activities are subject to numerous risks, including the risk that no commercially productive oil or gas reserves will be encountered.

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

Our success depends largely upon the efforts, abilities, and decision-making of Paul C. Kirkitelos, Chairman of our Board; Everett Willard Gray II, Chief Executive Officer and Vice-Chairman; H. Patrick Seale, President, Chief Operating Officer, Chief Financial Officer, Treasurer, and Secretary; and C. Martin Bloodworth, Vice President of Operations. The loss of these individuals would have an adverse effect on our business prospects. We do not currently maintain "key-man" life insurance and there is no contract in place assuring the services of Dr. Kirkitelos, Mr. Gray, Mr. Seale, or Mr. Bloodworth for any length of time. In the event that we should lose our officers and we are unable to find suitable replacements, we may not be able to develop our business, in which case investors might lose all of their investment.

Our management currently owns a large portion of our outstanding stock and may act to influence certain types of corporate actions, to the detriment of other stockholders.

Our management currently owns approximately 33.8% of our outstanding stock, with Dr. Paul C. Kirkitelos owning approximately 27.1%, and Mr. Everett Willard Gray, II owning approximately 6.7% . Accordingly, they may exercise significant influence over all matters requiring stockholder approval, including the election of directors and the determination of significant corporate actions. This concentration could also have the effect of delaying or preventing a change in control that could otherwise be beneficial to our stockholders.

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

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 8, 2010, WS Oil and Gas Limited assigned $35,000 of the amount due under the W.S. Oil Note to War Chest Multi-Strategy Fund, LLC (“War Chest”). On March 8, 2010, we executed a Debt Settlement Agreement with War Chest to settle the outstanding debt. We converted the $35,000 owed to War Chest into 1,060,606 shares of our common stock at a price of $0.033 per share. The issuance was completed pursuant to the provisions of Rule 506 of Regulation D of the Securities Act. The subscriber represented that it was an accredited investor as defined under Regulation D of the Securities Act.

On March 3, 2010 we entered into an agreement (the “Ajootian Loan Agreement”) to issue share purchase warrants (the “Warrants”) entitling the holder to purchase up to 2,000,000 shares of our common stock at a price of $0.05 per share for a period of up to three years from the date of issuance. The Warrants contain full ratchet antidilution provisions. The Warrants were issued in reliance on Rule 506 of Regulation D promulgated under the Securities Act of 1933 on the basis that the investor is an accredited investor as defined in Regulation D. Details of the Ajootian Loan Agreement are provided in Part I of this Quarterly Report on Form 10-Q.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.               OTHER INFORMATION

On March 8, 2010, we entered into an agreement (the “Forbearance Agreement”) with Macquarie Bank Limited (“Macquarie”), pursuant to which Macquarie further agreed not to exercise their rights or remedies with respect to our failure to pay the amounts due under our Senior First Lien Secured Credit Agreement (“the Macquarie Credit Agreement”) until at least April 1, 2010. The Forbearance Agreement supersedes all prior forbearance agreements related to the Macquarie Credit Agreement. A description of the Forbearance Agreement is provided in Part I of this Quarterly Report on Form 10-Q.

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

10.8	Loan Agreement dated July 18, 2008 between Doral Energy Corp. and Little Bay Consulting SA.(11)
10.9	Loan Agreement dated July 18, 2008 between Doral Energy Corp. and Green Shoe Investments Ltd.(11)
10.10	Credit Agreement dated July 29, 2008 between Doral Energy Corp. and Macquarie Bank Limited.(12)
10.11	Security Agreement dated July 29, 2008 between Doral Energy Corp. and Macquarie Bank Limited.(12)
10.12	Subordination Agreement dated July 29, 2008 between Doral Energy Corp., Green Shoe Investments Ltd. and Macquarie Bank Limited.(12)
10.13	Subordination Agreement dated July 29, 2008 between Doral Energy Corp., Little Bay Consulting SA and Macquarie Bank Limited.(12)
10.14	Net Profits Overriding Royalty Interest Conveyance dated July 29, 2008 between Doral Energy Corp. and Macquarie Investments, LLC.(12)
10.15	Conversion Agreement dated July 29, 2008 between Doral Energy Corp. and Macquarie Investments, LLC.(12)
10.16	Limited Forbearance Agreement dated December 10, 2008 between Macquarie Bank Limited and Doral Energy Corp.(15)
10.17	Loan Agreement dated October 3, 2008 between Doral Energy Corp. and Little Bay Consulting SA.(13)
10.18	First Amendment to Credit Agreement between Doral Energy Corp. and Macquarie Bank Limited dated November 19, 2008.(16)
10.19	Second Amendment to Credit Agreement between Doral Energy Corp. and Macquarie Bank Limited dated January 9, 2009.(16)

Exhibit
Number	Description of Exhibits
10.20	Letter Agreement dated January 15, 2009 between Doral Energy Corp. and Miltex Oil Company.(17)
10.21	Engagement Agreement dated January 26, 2009 between Doral Energy Corp. and C.K. Cooper & Company, Inc.(19)
10.22	Debt Advisory Agreement dated January 30, 2009 between Doral Energy Corp. and C.K. Cooper & Company, Inc.(19)
10.23	Loan Agreement dated February 24, 2009 between Doral Energy Corp. (as borrower) and Green Shoe Investments Ltd. (as lender) in the amount of $100,000 USD.(20)
10.24	Amendment Agreement dated February 13, 2009 to Engagement Agreement between Doral Energy Corp. and C.K. Cooper & Company, Inc.(20)
10.25	Amendment Agreement dated March 31, 2009, 2009 to Letter Agreement between Doral Energy Corp. and Miltex Oil Company.(21)
10.26	Amendment Agreement dated April 21, 2009, 2009 to Letter Agreement between Doral Energy Corp. and Miltex Oil Company.(22)
10.27	2009 Stock Incentive Plan.(23)
10.28	Loan Agreement dated April 29, 2009 between Doral Energy Corp. and Green Shoe Investments Ltd. (24)
10.29	Sale and Purchase Agreement dated May 5, 2009 between Doral Energy Corp. and Flaming S, Inc. (24)
10.30	Sale and Purchase Agreement dated May 15, 2009 between Doral Energy Corp. and Slape Oil Company, Inc.(24)
10.31	Convertible Note Agreement dated May 28, 2009 between Doral Energy Corp. and Green Shoe Investments Ltd.(25)
10.32	Assignment Agreement dated July 30, 2009.(26)
10.33	Consent to Assignment Agreement dated for July 29, 2009.(26)
10.34	Macquarie Forbearance Agreement dated July 30, 2009.(26)
10.35	Convertible Promissory Note dated August 24, 2009 in the principal amount of $250,000 issued to W.S. Oil and Gas Limited.(27)
10.36	Macquarie Forbearance Agreement dated August 28, 2009.(28)
10.37	Macquarie Forbearance Agreement dated November 9, 2009.(30)
10.38	Amendment Agreement to Convertible Promissory Note between W.S. Oil and Gas Limited and Doral Energy Corp.(30)
10.39	Form of 4% Convertible Note Subscription Agreement. (31)
10.40	Settlement Agreement dated between Doral Energy Corp. and Paul C. Kirkitelos dated February 8, 2010.(32)
10.41	Loan and Cancellation of Convertible Note Agreement between Doral Energy Corp. and Edward Ajootian dated March 3, 2010.
10.42	Debt Settlement Agreement with War Chest Multi-Strategy Fund, LLC dated March 8, 2010.
10.43	Amendment Agreement dated March 12, 2010 to Debt Settlement Agreement with War Chest Multi-Strategy Fund, LLC.
10.44	Macquarie Forbearance Agreement dated March 8, 2010.
10.45	Release and Settlement Agreement between Doral Energy Corp. and Macquarie Bank Limited dated March 8, 2010.
14.1	Code of Ethics.(2)
21.1	List of Subsidiaries.(30)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 filed on September 11, 2006.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended July 31, 2007 filed on October 30, 2007.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on January 9, 2008.

(4)	Filed as an exhibit to our Current Report on Form 8-K filed on March 12, 2008.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed on April 16, 2008.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed on April 28, 2008.
(7)	Filed as an exhibit to our Current Report on Form 8-K filed on May 1, 2008.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed on May 13, 2008.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed on May 21, 2008.
(10)	Filed as an exhibit to our Current Report on Form 8-K filed on May 27, 2008.
(11)	Filed as an exhibit to our Current Report on Form 8-K filed on July 23, 2008.
(12)	Filed as an exhibit to our Current Report on Form 8-K filed on August 4, 2008.
(13)	Filed as an exhibit to our Current Report on Form 8-K filed on October 22, 2008.
(14)	Filed as an exhibit to our Annual Report on Form 10-K filed on October 29, 2008
(15)	Filed as an exhibit to our Current Report on Form 8-K filed on December 11, 2008.
(16)	Filed as an exhibit to our Current Report on Form 8-K filed on January 14, 2009.
(17)	Filed as an exhibit to our Current Report on Form 8-K filed on January 22, 2009.
(18)	Filed as an exhibit to our Current Report on Form 8-K filed on January 29, 2009.
(19)	Filed as an exhibit to our Current Report on Form 8-K filed on February 9, 2009.
(20)	Filed as an exhibit to our Current Report on Form 8-K filed on February 25, 2009.
(21)	Filed as an exhibit to our Current Report on Form 8-K filed on April 6, 2009.
(22)	Filed as an exhibit to our Current Report on Form 8-K filed on April 27, 2009.
(23)	Filed as an exhibit to our Current Report on Form 8-K filed on May 5, 2009.
(24)	Filed as an exhibit to our Current Report on Form 8-K filed on June 2, 2009.
(25)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed on June 15, 2009.
(26)	Filed as an exhibit to our Current Report on Form 8-K filed on August 5, 2009.
(27)	Filed as an exhibit to our Current Report on Form 8-K filed on August 28, 2009.
(28)	Filed as an exhibit to our Current Report on Form 8-K filed on September 2, 2009.
(29)	Filed as an exhibit to our Current Report on Form 8-K filed on September 14, 2009.
(30)	Filed as an exhibit to our Annual Report on Form 10-K filed on November 13, 2009.
(31)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed on December 21, 2009.
(32)	Filed as an exhibit to our Current Report on Form 8-K filed on February 8, 2010.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DORAL ENERGY CORP.

Date: March 22, 2010	By:	/s/ Everett Willard Gray, II
EVERETT WILLARD GRAY, II
Chief Executive Officer
(Principal Executive Officer)

Date: March 22, 2010	By:	/s/ H. Patrick Seale
H. PATRICK SEALE
Chief Operating Officer, President,
Chief Financial Officer, Treasurer and Secretary
(Principal Accounting Officer)