Form 10-Q
period 2010-04-30
Doral Energy Corp.
filed 2010-06-21
CIK 1373485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

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
As of June 18, 2010, the Registrant had 96,545,976 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The accompanying consolidated unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended April 30, 2010 are not necessarily indicative of the results that can be expected for the year ending July 31, 2010.

As used in this Quarterly Report on Form 10-Q, the terms "we,” "us,” "our,” “Doral Energy” and the “Company” mean Doral Energy Corp. and its subsidiaries unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Dral Energy Corp.
Consolidated Balance Sheets
(Unaudited)

	April 30,	July 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$14,885	$436,806
Accounts receivable, net of allowance for doubtful accounts of $-	254,239	232,934
Restricted cash – note proceeds restricted as to use	52,217	170,377
Prepaid insurance and other	16,227	1,600
Assets held for sale and discontinued operations	10,934,283	20,518,550
Total current assets	11,271,851	21,360,267

Office equipment, net of depreciation	146,918	179,443
Security deposit	228,268	210,087

Total assets	$11,647,037	$21,749,797

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$562,758	$333,698
Accounts payable – related party	142,314	81,183
Accrued liabilities	115,897	55,537
Current portion of long-term debt	976,652	689,746
Current portion of notes payable related party	450,000	150,000
Convertible note payable, net of discount of $- and $118,523, respectively	550,000	181,477
Derivative liability	79,943	-
Other current liabilities	-	6,103
Liabilities related to assets held for sale and discontinued operations	7,619,189	6,999,152
Total current liabilities	10,496,753	8,496,896

Notes payable	254,914	480,784
Notes payable to related party, net of discount of $- and $250,000, respectively	-	100,000

Total liabilities	10,751,667	9,077,680

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 91,545,976 and 86,937,470 shares issued and outstanding, respectively	91,546	86,937
Additional paid-in capital	15,794,639	15,119,274
Accumulated deficit	(14,990,815)	(2,534,094)
Total stockholders’ equity	895,370	12,672,117
Total liabilities and stockholders’ equity	$11,647,037	$21,749,797

The accompanying notes are an integral part of these consolidated financial statements.

Doral Energy Corp.
Consolidated Statements of Operations
For the three months and nine months ended April 30, 2010 and 2009
(Unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2010	2009	2010	2009

Expenses:
General and administrative	$526,309	$464,031	$1,741,027	$1,153,280
Total expense	526,309	464,031	1,741,027	1,153,280
Loss from operations	(526,309)	(464,031)	(1,741,027)	(1,153,280)

Other income (expense):
Gain on derivative liability	324,769	-	166,300	-
Interest expense	(552)	(11,665)	(348,842)	(20,084)
Loss on Settlement of Debt	(263,427)	-	(263,427)	-
Loss before income taxes	(465,519)	(475,696)	(2,186,996)	(1,173,364)
Loss from Continuing Operations	(465,519)	(475,696)	(2,186,996)	(1,173,364)
Discontinued operations:
Loss from discontinued operation	(334,075)	(630,992)	(1,019,110)	649,646
Loss on sale of discontinued operation	(9,250,615)	-	(9,250,615)	-
Net income(loss)	$(10,050,209)	$(1,106,688)	$(12,456,721)	$(523,718)

Net income (loss) per share:
Basic and diluted from continuing operations	(0.00)	(0.00)	(0.02)	(0.01)
Basic and diluted from discontinued operations	(0.11)	(0.01)	(0.12)	0.01
Total basic and diluted	$(0.11)	$(0.01)	$(0.14)	$0.00
Weighted average shares outstanding:
Basic and diluted	88,959,789	86,180,035	87,403,400	85,974,825

The accompanying notes are an integral part of these consolidated financial statements.

Doral Energy Corp.
Consolidated Statements of Cash Flows
or the nine months ended April 31, 2010 and 2009
(Unaudited)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,456,721)	$(523,718)
Adjustments to reconcile net income (loss) to cash used by operating activities:
Loss/(Income) from discontinued operations	1,019,110	(649,646)
Loss on sale of discontinued operations	9,250,615	-
Depreciation, depletion, amortization	33,934	12,481
Amortization of debt discount and deferred financing costs	393,131	-
Gain on derivative liability	(166,300)	-
Loss on extinguishment of debt	263,427	-
Share based compensation	329,906	-
Stock for services	53,548	-
Changes in operating assets and liabilities:
Accounts receivable	(21,305)	(192,691)
Prepaid expenses and other current assets	(14,627)	12,535
Deposits	-	(13,896)
Accounts payable	403,649	385,660
Accounts payable – related party	61,131	30,000
Accrued interest payable	60,360	148,203
Other current liabilities	(6,103)	(2,339)
CASH USED BY OPERATING ACTIVITIES-CONTINUING OPERATIONS	(796,245)	(793,411)
CASH USED BY OPERATING ACTIVITIES-DISCONTINUED OPERATIONS	139,734	303,984
NET CASH USED BY OPERATING ACTIVITIES	(656,511)	(489,427)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposit on investment	-	(275,000)
Purchase of property and equipment	(2,366)	(45,125)
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	(2,366)	(320,120)
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES- DISCONTINUED OPERATIONS	48,160	(222,249)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	45,794	(542,374)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable, gross	250,000	386,999
Advances from related party	82,699	-
Deposit paid to investment advisor	-	(53,182)
Repayments of notes payable	(29,902)	(6,267)
Proceeds from sale of common stock	-	30,025
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES –CONTINUING OPERATIONS	302,797	357,575
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES- DISCONTINUED OPERATIONS	(114,001)	619,726
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	188,796	977,301

NET DECREASE IN CASH AND CASH EQUIVALENTS	(421,921)	(54,500)

Cash and cash equivalents, beginning of period	436,806	54,500
Cash and cash equivalents, end of period	$14,885	$-

Supplemental disclosures of cash flow information:
Interest paid	$(179,675)	$(280,107)
Income taxes paid	$-	$-

Non cash investing and financing activities:
Fixed assets acquired through issuance of notes payable	$-	$69,956
Derivative associated with convertible debt	$200,000	$-
Common stock issued for financial advisor agreement	$-	$125,000
Stock issued for exercise of stock option in exchange for accounts payable	$192,770	$-
Stock issued to extend closing of Miltex acquisition	$-	$71,250
Stock issued for the conversion of debt	$103,500	$-
Change in estimate of asset retirement obligation	$135,163	$-

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

Interim financial statements

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s audited financial statements for the fiscal period ended July 31, 2009 as filed on Form 10-K. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s audited financial statements for the fiscal period ended July 31, 2009, has been omitted. The results of operations for the three and nine months period ended April 30, 2010 are not necessarily indicative of results for the entire year ending July 31, 2010.

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

Concentrations of Credit Risk

All of our receivables are due from oil and natural gas purchasers. We sold approximately 94% of our oil production and 100% natural gas production to one customer during the nine months ended April 30, 2010. At April 30, 2010, one customer accounted for approximately 70% of accounts receivable.

Revenue and cost recognition

We use the sales method to account for sales of crude oil and natural gas. Under this method, revenues are recognized based on actual volumes of oil and gas sold to purchasers. The volumes sold may differ from the volumes to which Doral is entitled based on the interest in the properties. These differences create imbalances which are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves. We had no production, revenue or imbalances as of April 30, 2010. Costs associated with production are expensed in the period incurred.

Reclassifications

Certain amounts in the 2009 financial statements have been reclassified to conform with the 2010 financial statement presentation, primarily to reflect the results of discontinued operation due to the pending sale of our working interest in the oil and gas properties.

Recent Adopted Accounting Pronouncements

Effective December 14, 2009, the Company adopted FASB ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock (formerly Emerging Issues Task Force Issue No. 07-5, Determining Whether an Instrument or Embedded Feature is Indexed to an Entity’s Own Stock). The adoption of FASB ASC Topic No. 815 – 40’s requirements can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). As a result of Doral issuing a convertible note on December 14, 2009, the Company adopted ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock (formerly Emerging Issues Task Force Issue No. 07-5, Determining Whether an Instrument or Embedded Feature is Indexed to an Entity’s Own Stock). As such, the Company’s outstanding warrants are classified as liabilities as of January 31, 2010 as these underlying units and warrants contain exercise price reset features and are no longer deemed to be indexed to the Company’s own stock. See Note 5 for further discussion.

NOTE 3 - ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

Assets held for sale as of April 30, 2010 consist of certain of the Company’s domestic oil and gas properties located in Eddy County, New Mexico and fixed assets, except for fixed assets located in its corporate office in Midland, Texas. Management initiated a plan to sell the assets during the quarter ended April 30, 2010.

On April 30, 2010, the “Company entered into an agreement (the “Purchase and Sale Agreement”) with Alamo Resources LLC (“Alamo”) to sell to Alamo certain of the Company’s oil and gas properties located in Eddy County, New Mexico (the “Properties”). Under the terms of the Purchase and Sale Agreement, Alamo has agreed to pay $10,000,000 to the Company subject to the customary adjustments. In addition, Alamo has agreed to pay up to two additional production incentive payments (“PIP”) of $750,000 each. The first PIP will be payable if Alamo increases gross production from the Properties by 500 BOE/day based on a 30 day average within 24 months after closing. The second PIP will be payable if Alamo increases gross production by a further 500 BOE/day (ie. a total increase of 1,000 BOE/day) during the same 24 month period.

Alamo has paid a $250,000 deposit into an escrow account in May 2010, with the remaining balance of the purchase price to be paid on the closing date (“closing”). Closing is subject to a number of customary conditions, including, the full release of any liens and security interests encumbering the Properties and the reconveyance of the net profits interest held by Macquarie Bank Limited. The closing occurred on June 15, 2010.

The liabilities associated with the oil and gas properties, asset retirement obligations will be transferred with the assets. The Company estimates that, once all the sales are complete, the total loss, prior to post-closing adjustments, will be approximately $10,000,000.

These assets, which are associated with the Company’s domestic, business segment are a disposal group and constitute a component of the entity with distinguishable cash flows. Accordingly, these assets and cash flows and results of operations associated with these assets are classified as discontinued operations in the accompanying Consolidated Statements of Operations, Consolidated Balance Sheets, and Consolidated Statements of Cash Flows in all periods presented.

The properties are carried at the lower of net book value or net realizable value as of April 30, 2010. The net book value of the properties as of April 30, 2010 was $19,250,615 and the net realizable value of the properties was estimated to be $10,000,000 which resulted in an impairment loss on assets held for sale of $9,250,615 and was recognized as current period expense.

The following assets and liabilities have been segregated and classified as assets held for sale and liabilities associated with assets held for sale, as appropriate, in the consolidated balance sheets as of April 30, 2010 and July 31, 2009. The amounts presented below do not include cash, receivables, or payables, which will be retained by the Company.

	4/30/2010	7/31/2009

Vehicles, net of accumulated depreciation of $20,016 and $5,244	$57,246	$67,668
Derivative Assets	-	468,607

Deferred Tax	85,213	85,213
Oil and gas properties, net of accumulated depletion of $708,528 and $419,068	10,791,824	19,897,062
Assets held for sale and discontinued operations	$10,934,283	$20,518,550

Deferred Tax Liability	(94,144)	(94,144)
Derivative Liability	(226,780)	(54,728)
Macquarie Loan	(5,949,195)	(5,888,196)
NPI Macquarie Obligations	(500,000)	-
Vehicle Loans	(49,372)	(58,430)
Asset retirement obligations	$(799,698)	$(903,654)
Liabilities related to assets held for sale and discontinued operations- current	$(7,619,189)	$(6,999,152)

The following summarized financial information relates to the assets held for sale, which are a disposal group consisting of the domestic oil and gas properties of the Company. The disposal group has distinguishable cash flows. Accordingly it is a component of the entity and its results have been segregated from continuing operations and reported as discontinued operations in all periods presented. Because of the Company’ net loss, there is no provision for income taxes.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2010	2009	2010	2009

Revenues	$549,452	$298,692	$1,510,352	$1,289,896
Expenses:
Operating costs	(248,354)	(497,236)	(1,283,092)	(1,247,727)
Production taxes	(45,645)	(38,149)	(151,518)	(155,419)
Depreciation, depletion, and amortization	(102,699)	(85,753)	(300,839)	(249,014)
Accretion expense	(5,441)	(60,815)	(31,207)	(119,446)
Price Risk Management Activities	(310,889)	(179,847)	(252,074)	2,083,388
Income tax expense	(474)	-	(641)	(313,906)
Interest expense	(170,025)	(67,884)	(510,091)	(638,126)
Loss on sale of discontinued operations	(9,250,615)	-	(9,250,615)	-
Loss from discontinued operations	(9,584,690)	(630,992)	(10,269,725)	649,646

NOTE 4 – NOTES PAYABLE

Green Shoe Investments

In May 2009, Doral borrowed $150,000 and agreed to repay $300,000 to Greenshoe Investments Ltd. The loan is unsecured, carries an annual interest rate of 0.0%, is due ten days after the maturity of our Macquarie Credit Agreement and is convertible at $1 per share. The difference in proceeds and the repayment amount resulted in a discount of $150,000 that was being amortized over the term using the effective interest method. As of April 30, 2010, the discount had been fully amortized. This loan will mature following the expiration of the forbearance agreement discussed below.

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
(c)	with respect to the Revolving Loan, 7.0% over LIBOR in respect of amounts earning interest tied to LIBOR, and 5.25% over prime in respect of amounts earning interest tied to the prime rate, and
(d)	with respect to the Term Loan, 10.5% over LIBOR in respect of amounts earning interest tied to LIBOR, and 8.75% over prime in respect of amounts earning interest tied to the prime rate.

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

The Forbearance Period was extended due to Doral delivering Macquarie a purchase and sale agreement with a non-affiliate by April 1, 2010 (See Note 4). To qualify for the extension, the purchaser would be required to provide a down payment of $500,000 or otherwise provide satisfactory evidence that it is capable of completing the transaction.

On April 30, 2010, the Company has entered into a new forbearance agreement with Macquarie under Macquarie Credit Agreement. Macquarie further agreed not to exercise their rights or remedies with respect to our failure to pay the amounts due under the Macquarie Credit Agreement until at least June 15, 2010 (the “Forbearance Period”). The Forbearance Agreement dated April 30, 2010 supersedes all prior forbearance agreements related to the Macquarie Credit Agreement.

Under the terms of the Forbearance Agreement, to we agreed to:

(a)	Pay all principal and accrued interest outstanding on the Loan shall be due and payable on the first Business Day following the termination or expiration of the Forbearance Period

Under the terms of the Forbearance Agreement, if at any time during the Forbearance Period we divest greater than 50% of our working interest in the properties that we acquired from Hanson Energy in July 2008 (the “Hanson Properties”), and such divesture results in all monetary obligations being fully repaid to Macquarie, Macquarie has agreed to reconvey the Net Profits Interest conveyed as part of the Macquarie Credit Agreement to us upon full repayment to Macquarie of the amounts owed under the Macquarie Credit Agreement and payment of the $500,000 which will be paid by Borrower to Macquaire Investment LLC at the closing of such divestiture. The $500,000 has been accrued as a liability held for sale and discontinued operations as of April 30, 2010.

In accordance with the loan agreements, the Company made principal payments of $114,001 during the nine months ended April 30, 2010.

Note payable to related party

In July 2009, we borrowed $250,000 from W.S. Oil and Gas Limited, a partnership which is controlled by our CEO. The note has a stated interest rate of 0% and matures November 1, 2012. The lender had the option to convert any remaining principal and interest due under this note into shares of our common stock at a conversion price equal to four times the fair market value of our common stock at the time the conversion right is exercised in the event of default. We are required to make 24 monthly payments of $16,667 beginning November 1, 2009 and then 12 monthly payments of $8,333 thereafter. The payments total $500,000 resulting in an effective interest rate of 49%. The difference in proceeds and the repayment amount resulted in a discount of $250,000 that is being amortized over the term using the effective interest method. As of April 30, 2010, the total discount of $250,000 was amortized due to the default in the loan as noted.

On November 11, 2009, we agreed with W.S. Oil and Gas Limited to amend the terms of the convertible promissory note issued to them. As amended, in the event of a default under the terms of the note, WS Oil and Gas shall have the right to convert any remaining principal and interest due under the note into shares of our common stock at a conversion price equal to the greater of (a) four times the fair market value of our common stock at the time the conversion right is exercised; and (b) $0.05. As of April 30, 2010, the required principal payments have not been made and the note is currently in default. WS Oil and Gas Limited has not elected to convert any remaining principal and interest due under the note into shares of our common stock.

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

On March 8, 2010, WS Oil and Gas assigned $35,000 of the amount due under the W.S. Oil Note to War Chest Multi-Strategy Fund, LLC (“War Chest”). On March 8, 2010, we executed a Debt Settlement Agreement with War Chest to settle the outstanding debt and changed the conversion price on this note to a fixed conversion price of $0.033. The holder converted the $35,000 into 1,060,606 shares of our common stock.

On April 29, 2010, WS Oil and Gas assigned $15,000 of the amount due under the WS Oil Note to War Chest Multi-Strategy Fund LLC (“War Chest”). On March 8, 2010, we executed a Debt Settlement agreement with War Chest to settle the outstanding debt and changed the conversion price on this note to a fixed conversion price of $0.02. The holder converted the $15,000 into 750,000 shares of our common stock.

As a result of the modification of the terms of the conversion features of the $35,000 and $15,000 notes above, Doral applied ASC 470-50-40/55 (formerly APB 26) “Debtor’s Accounting for a Modification or Exchange of Debt Instrument” and concluded that the revised terms constituted a debt extinguishment rather than debt modification because the change in the fair value of the embedded conversion features immediately before and after the modification exceeded 10% of the original loan balance. Accordingly, the Company recorded a total of $53,750 as loss on debt extinguishment on the two notes above.

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

On March 3, 2010, Doral entered into cancellation agreement of the December 14, 2009 Convertible note and agreed to issue 2,000,000 warrant shares to the lender. In return, the lender agreed to loan the company an additional $50,000 and to remove the conversion feature embedded in the original convertible note. As a result, the $200,000 convertible note has become a simple promissory note with principal of $250,000 with interest rate of 15% and matures on May 1st, 2010. Doral evaluated the application of, ASC 470-50-40/55 (formerly APB26) “Debtor’s Accounting for a Modification or Exchange of Debt Instrument” and concluded that the revised terms constituted a debt extinguishment rather than a debt modification because the present value of the cash flows under the terms of the new instrument, was greater than 10% from the present value of the remaining cash flows under the terms of the original notes. On March 3, 2010, we determined the derivative liability associated with the embedded conversion features of the original $200,000 note to be $68,259 and unamortized discount to be $163,434. These amounts have been included in the loss on debt extinguishment that totaled $209,677.

The 2,000,000 warrants issued have a life of three years from the issuance date and each warrant share entitles the holder to purchase one common shares of the Company at a price of $0.05 per share. The warrants contain ratchet provisions which adjust the exercise price and the number of shares to be issued upon conversion if the Company issues common stock at a price lower than the fixed conversion prices

As a result, the Company adopted ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock (formerly Emerging Issues Task Force Issue No. 07-5, Determining Whether an Instrument or Embedded Feature is Indexed to an Entity’s Own Stock) and determined that the underlying Units are not indexed to the Company’s common stock and should be valued at fair value at the date of issuance and at each subsequent interim period.

On March 3, 2010 (date of issuance), we recorded the fair value derivative liability for $114,502. The revaluation of the derivative as of April 30, 2010 resulted in a value of derivative liability of $79,943. The decrease in value resulted in a gain on derivatives of $34,559. The fair value of the derivative was determined using the Black-Scholes option pricing model with the following assumptions:

	December 14,	March 3,	April 30,
	2009	2010	2010
Stock price on the measurement date	$0.25	$0.62	$0.45
Fair value of Warrant on measurement date	N/A	$0.06	$0.04
Fair value of Unit on measurement date	$0.47	N/A	N/A
Warrant term	3 years	3 years	2.84 years
Unit term	0.54 years	N/A	N/A
Warrant volatility	202%	198%	190%
Unit volatility	139%	N/A	N/A
Expected dividends	0%	0%	0%

In order to determine the value of the Units on the measurement date, we estimated the fair value of the warrants using the Black-Scholes option pricing model and the assumptions above and added that to the fair value of the common stock on the measurement date.

NOTE 6— COMMITMENTS AND CONTINGENCIES

From time to time we may become involved in litigation in the ordinary course of business. At the present time the Company’s management is not aware of any such litigation.

The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. We maintain insurance coverage, which we believe is customary in the industry, although we are not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of April 30, 2010, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company’s properties.

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

Conversion of notes payable into common shares

On March 8, 2010, we issued 1,060,606 shares of our common stock to settle outstanding notes payable of $70,000.

On April 29, 2010, we issued 750,000 shares of our common stock to settle outstanding notes payable of $33,750.

Stock options

Stock option activity summary is presented in the table below:

			Weighted-
			average
		Weighted-	Remaining	Aggregate
	Number of	average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
		Price	(years)
Outstanding at July 31, 2009	304,000	$0.50
Granted	3,094,000	$0.09
Exercised	(2,797,900)	(0.09)
Forfeited	-	$-
Expired	-	-

Outstanding at April 30, 2010	600,100	$0.31	4.46	$-

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

On March 3, 2010, we issued options to purchase 1,000,000 shares of common stock to an entity for professional services. The options were vested immediately and had an exercise price of $.025 and a term of five years.

On April 16, 2010, we issued options to purchase 1,100,000 shares of common stock to an entity for professional services. The options were vested immediately and had an exercise price of $.03 and a term of five years.

The fair value of the options granted during the nine months ended April 30, 2010 was estimated at the date of grant using the Black-Scholes option-pricing model at $329,841. The following assumptions were used in the model:

Estimated market value of stock on grant date	$0.22 - 0.40
Risk-free interest rate	1.51 – 2.62%
Dividend yield	0.00%
Volatility	190 - 217%
Expected life	5.0 years

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

On March 24, 2010, we issued 821,900 shares of common stock in exchange for the exercise of stock option with an exercise price of $0.05 per share. We received no cash proceeds upon the exercise of the stock options and recorded the exercise price of $20,548 which would have been due upon exercise of 821,900 shares as current period expense.

On April 16, 2010, we issued 1,100,000 shares of common stock in exchange for the exercise of stock option with an exercise price of $0.05 per share. We received no cash proceeds upon the exercise of the stock options and recorded the exercise price of $33,000 which would have been due upon exercise of 1,100,000 shares as current period expense.

NOTE 8 – RELATED PARTY TRANSACTIONS

As of April 30, 2010, we had amounts payable to a partnership controlled by our CEO under a convertible note agreement. See Note 4 for a discussion of this agreement.

As of April 30, 2010, we had accounts payable to the former Chairman of the Board and former CEO of the Company in the amount of $66,674. These amounts represent unpaid salary and expense reimbursements.

The Company’s former Chief Financial Officer executed a settlement agreement dated effective in February, 2010. The Company pursuant to which the Company agreed to issue the former Chief Financial Officer a promissory note in the amount of $60,000 for accrued but unpaid compensation. The amounts due under the note are payable on demand and bear interest at a rate of 5% per annum. As of April 30, 2010, this amount is included in accounts payable – related party on the consolidated balance sheet.

NOTE 9 – DERIVATIVE INSTRUMENTS AND PRICE RISK MANAGEMENT ACTIVITIES

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

Based on the above, management has determined the swaps noted above do not qualify for hedge accounting treatment. As of April 30, 2010, the hedge fair value of $226,780 was included in the liabilities related to assets held for sale and discontinued operations on the balance sheet.

During the nine months ended April 30, 2010, we recognized a loss of $252,079 which includes realized hedge settlements received for the difference between the hedged price and the market price of $388,580 and an unrealized loss of $640,659 for the change in the fair value of the hedge in future months. This loss was included in the loss on discontinued operation.

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

The following table presents Doral’s assets and liabilities recognized in the balance sheet and measured at fair value on a recurring basis as of April 30, 2010:

	Input Levels for Fair Value Measurements
Description	Level 1	Level 2	Level 3	Total
Assets:
Commodity derivatives	$-	$-	$-	$-
	$-	$-	$-	$-
Liabilities:
Derivative liability	$-	$-	$79,943	$79,943
Commodity derivatives	-	226,780	-	226,780
	$-	$226,780	$79,943	$306,723

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

NOTE 11 – SUBSEQUENT EVENTS

On May 28, 2010, a total of 5,000,000 shares were issued to employees of Doral under its 2009 Stock Incentive Plan.

On June 11, 2010, we entered into an agreement with Everett Willard Gray, II, our Chief Executive Officer and Chairman of our Board of Directors, for the principal sum of $68,800 on account of amounts advanced by Mr. Gray to us for payment of certain operating and administrative expenses. Under the terms of our loan agreement with Mr. Gray, we have agreed to pay to Mr. Gray a total of $75,680 on account of principal and interest on or before July 30, 2010.

On June 14, 2010, we entered in an agreement (the “Stearns Agreement”) to purchase certain oil and gas properties (the “Stearns Properties”) located in Chavez County and Roosevelt County, New Mexico for a purchase price of $1,700,000, subject to the customary adjustments. Under the terms of the Stearns Agreement, a deposit of $25,000 was paid by us into escrow on June 17, 2010. Closing of the acquisition of the Stearns Properties is scheduled for June 30, 2010, but may be delayed by us for an additional 30 days by increasing the deposit from $25,000 to $50,000. We intend to utilize the proceeds from the sale of the Hanson Properties to complete the acquisition of the Stearns Properties.

On June 15, 2010, Doral sold certain oil and gas properties located in Eddy County, New Mexico (the “Hanson Properties”) to Alamo Resources LLC. The sale was completed pursuant to our agreement (the “Alamo Agreement”) with Alamo dated April 30, 2010. Under the terms of the Alamo Agreement, the base purchase price paid by Alamo for the Hanson Properties was $10,000,000 subject to the customary adjustments. The total estimated adjusted purchase price on closing was $10,269,691, with $6,484,567 paid to Macquarie to discharge our obligations under the Macquarie Credit Agreement. Net proceeds received by us on completion of the sale were $3,735,023.

Upon closing of the sale to Alamo Resource LLC, we closed out our hedge positions. As of the filing date of this Quarterly Report we did not have any hedging positions in place.

Effective June 16, 2010, H. Patrick Seale resigned as our Chief Operating Officer, President, Chief Financial Officer, Treasurer and Secretary and as a member of our Board of Directors. Also effective June 16, 2010, Clifton Martin Bloodworth resigned as our Vice President of Operations. Mr. Gray was appointed as our Chief Financial Officer, Treasurer and Secretary in place of Mr. Seale on an interim basis.

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

Recent Corporate Developments

The following significant developments have occurred since the end of our fiscal quarter ended January 31, 2010:

W.S. Oil and Gas Limited Convertible Note

On March 8, 2010, W.S. Oil and Gas Limited assigned $35,000 of the amounts due under the convertible promissory note issued to them (the “WS Oil Note”) to War Chest Multi-Strategy Fund, LLC (“War Chest”). W.S. Oil and Gas is a limited partnership controlled by Everett Willard Gray, II, our Chief Executive Officer and Chairman of our Board of Directors, and the owner of more than 5% of our outstanding common stock. On March 8, 2010, we executed a Debt Settlement Agreement with War Chest to settle the $35,000 assigned to them. We agreed to convert the $35,000 owed to War Chest into 1,060,606 shares of our common stock at a price of $0.033 per share. On April 29, 2010, W.S. Oil and Gas assigned an additional $7,500 of the amounts due under the WS Oil Note to War Chest and an additional $7,500 to Barclay Lyons, LLC. We agreed to convert the $7,500 owed to each of War Chest and Barclay Lyons into 375,000 shares of our common stock at a conversion price of $0.02 per share. The issuances were completed pursuant to the provisions of Rule 506 of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”) on the basis that War Chest and Barclay Lyons are accredited investors as defined in Regulation D.

We are currently in default of the terms of the WS Oil Note with respect to the remaining amounts owed thereunder. As a result of this default, W.S. Oil and Gas has the right to convert any remaining principal and interest into shares of our common stock at a conversion price equal to the greater of (i) four times the fair market value of our common stock at the time the conversion right is exercised; and (ii) $0.05. W.S. Oil and Gas has not yet exercised their default rights under the WS Oil Note. We are currently in discussions with W.S. Oil and Gas to renegotiate the terms of the amounts owed under the WS Oil Note. As of April 30, 2010, the date of our most recently available financial statements, we owed $450,000 under the WS Oil Note.

15% Loan Agreement and Warrant Issuance

On March 3, 2010, we entered into an agreement (the “Ajootian Loan Agreement”) with Edward Ajootian, pursuant to which Mr. Ajootian loaned to us $50,000 (the “Loan Amount”) and surrendered a $0.10 Convertible Note with a principal amount of $200,000 (the “Convertible Note Indebtedness”) issued to Mr. Ajootian in December 2009 for cancellation, in exchange for our agreement to:

(a)	repay the Loan Amount on May 1, 2010 with interest at a rate of 15% per annum, calculated from the date the Loan Amount was advanced to us;

(b)	repay the Convertible Note Indebtedness on May 1, 2010, with interest at a rate of 15% per annum, calculated from December 14, 2009; and

(c)

issue to Mr. Ajootian share purchase warrants (the “Warrants”) entitling the holder to purchase up to 2,000,000 shares of the our common stock at a price of $0.05 per share for a period ending three years from the date of issuance. The Warrants contain full ratchet antidilution provisions.

We have not yet paid to Mr. Ajootian the amounts owed under the Ajootian Loan Agreement. Although Mr. Ajootian has not granted us a formal extension of the amounts due under the Ajootian Loan Agreement, Mr. Ajootian has not provided us with a declaration of default or demanded repayment of the amounts owing. We intend to repay the amounts owed to Mr. Ajootian from the proceeds of the sale of the Hanson Properties (see below). Mr. Ajootian has represented to us that he is an accredited investor as defined in Regulation D of the Securities Act.

Sale of Hanson Properties to Alamo Resources LLC

On June 15, 2010, we sold certain oil and gas properties located in Eddy County, New Mexico (the “Hanson Properties”) to Alamo Resources LLC. The sale was completed pursuant to our agreement (the “Alamo Agreement”) with Alamo dated April 30, 2010. Under the terms of the Alamo Agreement, the base purchase price paid by Alamo for the Hanson Properties was $10,000,000 subject to the customary adjustments. The total estimated adjusted purchase price on closing was $10,269,691, with $6,484,567 paid to Macquarie to discharge our obligations under the Macquarie Credit Agreement. Net proceeds received by us on completion of the sale were $3,735,023.

Under the Alamo Agreement, Alamo has also agreed to pay up to two additional production incentive payments (“PIPs”) of $750,000 each. The first PIP will be payable if Alamo increases gross production from the Hanson Properties by 500 BOE/day based on a 30 day average within 24 months after the sale is completed. The second PIP is payable if Alamo increases gross production by a further 500 BOE/day (ie. a total increase of 1,000 BOE/day) during the same 24 month period.

Macquarie Credit Agreement

On June 15, 2010, upon closing of the sale of the Hanson Properties to Alamo, we repaid all of the amounts due to Macquarie Bank Limited under our Senior First Lien Secured Credit Agreement dated July 29, 2009 (the “Macquarie Credit Agreement”), and as such have been discharged from our obligations under the Macquarie Credit Agreement.

Loan Agreement with Everett Willard Gray, II

On June 11, 2010, we entered into an agreement with Everett Willard Gray, II, our Chief Executive Officer and Chairman of our Board of Directors, for the principal sum of $68,800 on account of amounts advanced by Mr. Gray to us for payment of certain operating and administrative expenses. Under the terms of our loan agreement with Mr. Gray, we have agreed to pay to Mr. Gray a total of $75,680 on account of principal and interest on or before July 30, 2010.

Agreement to Purchase Properties in Chavez County and Roosevelt County, New Mexico

On June 14, 2010, we entered in an agreement (the “Stearns Agreement”) to purchase certain oil and gas properties (the “Stearns Properties”) located in Chavez County and Roosevelt County, New Mexico for a purchase price of $1,700,000, subject to the customary adjustments. Under the terms of the Stearns Agreement, a deposit of $25,000 was paid by us into escrow on June 17, 2010. The Stearns Properties are currently producing at a rate of 54.5 BOPD, with a net acreage of approximately 5,551 acres. Closing of the acquisition of the Stearns Properties is scheduled for June 30, 2010, but may be delayed by us for an additional 30 days by increasing the deposit from $25,000 to $50,000. We intend to utilize the proceeds from the sale of the Hanson Properties to complete the acquisition of the Stearns Properties.

Changes to Board of Directors and Executive Officers

Effective February 8, 2010, Paul C. Kirkitelos resigned as our Chief Financial Officer, Treasurer and Secretary. Effective March 31, 2010, Dr. Kirkitelos also resigned as Chairman of, and as a member of, our Board of Directors. Dr. Kirkitelos resigned for personal reasons and there were no disagreements between Dr. Kirkitelos and us regarding any matter relating to our operations, policies or practices. H. Patrick Seale, our President, Chief Operating Officer and a member of our Board, was appointed Chief Financial Officer, Treasurer and Secretary in Dr. Kirkitelos’ place. Everett Willard Gray, II, our Chief Executive Officer, was appointed as Chairman. In connection with his resignation, Dr. Kirkitelos executed a settlement agreement dated effective as of February 1, 2010, pursuant to which we agreed to issue Dr. Kirkitelos a promissory note in the amount of $60,000 for accrued but unpaid compensation. The amounts due under the note are payable on demand and bear interest at a rate of 5% per annum.

Effective June 4, 2010, we appointed Brad Heidelberg to our Board of Directors to fill the vacancy created by Dr. Kirkitelos’ resignation. Mr. Heidelberg has been a practicing oil and gas attorney based in Midland, Texas for the past five years.

Effective June 16, 2010, H. Patrick Seale resigned as our Chief Operating Officer, President, Chief Financial Officer, Treasurer and Secretary and as a member of our Board of Directors. Also effective June 16, 2010, Clifton Martin Bloodworth resigned as our Vice President of Operations. Mr. Seale and Mr. Bloodworth resigned for personal reasons and there were no disagreements between us and Messrs. Seale and Bloodworth regarding any matter relating to our operations, policies or practices. Mr. Gray was appointed as our Chief Financial Officer, Treasurer and Secretary in place of Mr. Seale on an interim basis.

RESULTS OF OPERATIONS

Reclassifications and Discontinued Operations

Certain amounts in our 2009 financial statements have been reclassified to conform with the 2010 financial statement presentation, primarily to reflect the results of discontinued operations due to the sale of our working interest in the Hanson Properties.

The Hanson Properties were treated as a disposal group constituting a component with distinguishable cash flows. Accordingly, the assets, cash flows and results of operations associated with the Hanson Properties were classified as discontinued operations in the Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows included with this Quarterly Report for all periods presented.

We recognized an impairment loss of $9,250,615 related to the Hanson Properties in connection with the treatment of those properties as discontinued operations. See Note 3 to the unaudited financial statements included in this Quarterly Report.

Three months and nine months ended April 30, 2010 compared to the three months and nine months ended April 30, 2009.

	Three Months Ended April 30,		Percentage	Nine Months Ended April 30,		Percentage
			Increase /			Increase /
	2010	2009	(Decrease)	2010	2009	(Decrease)

Discontinued Operation:
Revenues	$549,452	$298,692	84%	$1,510,352	$1,289,896	17%
Expenses	(402,139)	(681,953)	(41)%	(1,766,656)	(1,771,606)	0%
Interest Expense	(170,025)	(67,884)	150%	(510,091)	(638,126)	(20)%
Income Tax Expense	(474)	-	100%	(641)	(313,906)	(100)%
Price Risk Management Activities	(310,889)	(179,847)	73%	(252,074)	2,083,388	(112)%
Loss on sale of discontinued operations	(9,250,615)	-	100%	(9,250,615)	-	100%
Loss from discontinued operations	(9,584,690)	(630,992)	1,419%	(10,269,725)	649,646	(1,681)%

Continuing operation
Operating expenses for continuing operation	(526,861)	(475,696)	11%	(2,089,869)	(1,173,364)	78%
Loss on Settlement of Debt	(263,427)	-	100%	(263,427)	-	100%
Gain (loss) on derivative liability	324,769	-	100%	166,300	-	100%

Net Loss	$(10,050,209)	$(1,106,688)	(808)%	$(12,456,721)	$(523,718)	2,279%

Revenues

On April 30, 2010, the Company entered into an agreement (the “Purchase and Sale Agreement”) with Alamo Resources LLC to sell to Alamo certain of the Company’s oil and gas properties located in Eddy County, New Mexico (the “Hanson Properties”). The revenues and expenses related to the Hanson Properties were reported as loss from discontinued operations.

During the three months and nine month periods ended April 30, 2010, the discontinued operations generated revenue of $549,452 and $1,510,352 compared to revenues of $298,692 and $1,289,896 for the three months and nine months ended April 30, 2009. The increase in revenues was primarily due to the increased production volume and increased sales price realized for sales of oil and natural gas. Revenues from the sale of oil and gas are recognized based on the actual volume of oil and gas sold to purchasers.

Under the terms of the Macquarie Credit Agreement, we were required, on a monthly basis, to pay to Macquarie 100% of our net operating cash flows from all sources (including, but not limited to the sales of oil and natural gas) less an allocated amount for our general and administrative expenses, until all amounts advanced under the Macquarie Credit Agreement were repaid. The amount allocated for our general and administrative expenses was equal to $125,000 per month up to March 31, 2009, and after that date was equal to 10% of our net operating cash flows for the month. Upon completion of the sale of the Hanson Properties on June 15, 2010, we paid $6,484,567 to Macquarie to discharge our obligations under the Macquarie Credit Agreement.

On June 15, 2010, we completed the sale of the Hanson Properties. During the periods covered by this Quarterly Report, we did not earn revenues from any sources other than the Hanson Properties. Although we intend to reinvest the proceeds of the sale of the Hanson Properties in other producing oil and gas properties, there is no assurance that those properties will produce at a rate similar to the Hanson Properties or that we will be able to acquire such properties.

Although we have retained our interest in those oil and gas properties (the “Cave Pool Properties”) located in Eddy County, New Mexico and acquired by us from Bluegrass Energy Inc. in October 2009, the wells located on the Cave Pool Properties are currently shut-in. We are currently undertaking a developmental plan to re-open specific wells on the Cave Pool Properties that exhibited normal pressure during a 21 well pressure testing program. On June 14, 2010, we entered into an agreement to purchase the Stearns Properties. The Stearns Properties are currently producing at a rate of 54.5 BOPD. Closing of the acquisition of the Stearns Properties is scheduled for June 30, 2010. However, there is no assurance that we will complete the acquisition of the Stearns Properties when scheduled, or at all.

Expenses

Our expenses for the three and nine months ended April 30, 2010 and 2009 consisted of the following:

	Three Months Ended April 30,		Percentage	Nine Months Ended April 30,		Percentage
			Increase/			Increase/
	2010	2009	(Decrease)	2010	2009	(Decrease)
Operating Costs	$248,354	$497,236	(50)%	$1,283,092	$1,247,727	3%
Production Taxes	45,645	38,149	20%	151,518	155,419	(3)%
Depreciation, Depletion, and Amortization	102,699	85,753	20%	300,839	249,014	21%
Accretion Expense	5,441	60,815	(91)%	31,207	119,446	(74)%
Total Operating Expenses from discontinued operation	402,139	681,953	(41)%	1,766,656	1,771,606	0%
General and Administrative from continued operation	526,309	464,031	13%	1,741,027	1,153,280	51%
Total Operating Expenses	$928,448	$1,145,984	(19)%	$3,507,683	$2,924,886	20%

For the three months ended April 30, 2010 and 2009, our operating expenses for both continuing and discontinued operations decreased from $928,448 to $1,145,984. The decrease was primarily due to a decrease in operating costs from discontinued operations of $248,882 and offset by the increase in general and administrative expenses of $62,278.

The decrease in operation costs from discontinued operations was due to lower repairs and maintenance expense during the three months ended April 30, 2010. The increase in general and administrative expenses was due to increase in legal and professional fees. During the three months ended April 30, 2010, legal and professional fees in the amount of $71,110 were paid with through the issuance of stock or stock options. No legal or professional fees were paid with stock during the three months ended April 30, 2009.

For the nine months ended April 30, 2010 and 2009, the operating expenses for both continuing and discontinued operations changed from $2,924,886 to $3,507,683. The increase of $582,797 was mainly due to the increase in general and administrative expenses of $587,747. The increase was due to increase in legal and professional fees. During the nine months ended April 30, 2010, legal and professional fees in the amount of $329,906 were paid through the issuance of stock or stock options. No legal or professional fees were paid with stock during the nine months ended April 30, 2009.

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

During December 2008, we re-structured our hedge position to guarantee more near-term income by closing out our old position and using the value realized to enter into a combination of a swap and a costless collar, with more volume hedged in the near term. The swap, with a fixed price of $94, covers the period from January 2009 through June 2010. The swap pays us the difference between $94 and the OIL-WTI-NYMEX price per barrel. During the subsequent period to April 30, 2010, the Company closed out its hedge positions. The Company did not have any hedge positions in place as of the time of this filing.

During the nine months ended April 30, 2010, we recognized a loss of $252,079 which includes realized hedge settlements received for the difference between the hedged price and the market price of $388,580 and an unrealized loss of $640,659 for the change in the fair value of the hedge in future months. As of April 30, 2010, the hedge was included on the balance sheet as a current derivative asset in the amount of $NIL and a noncurrent derivative liability of $226,780. Upon completing the sale of the Hanson Properties, we closed out our hedge position. As of the date of filing of this Quarterly Report we did not have any hedging positions in place.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At April 30, 2010	At July 31, 2009	Increase / (Decrease)
Current assets	$11,271,851	$21,360,267	(47)%
Current liabilities	(10,496,753)	(8,496,896)	24%
Working capital deficit	$775,098	$12,863,371	(94)%

Cash Flows

	Nine Months Ended	Nine Months Ended
	April 30, 2010	April 30, 2009
Cash flows used in operating activities-continuing operation	(796,245)	(793,411)
Cash flows provided by operating activities-discontinued operation	139,734	303,984
Net Cash flows used in operating activities	$(656,511)	$(489,427)

Cash flows provided by (used in) investing activities- continuing operation	(2,366)	(320,125)
Cash flows provided by (used in) investing activities- discontinued operation	48,160	(222,249)
Net Cash flows provided by (used in) investing activities	$45,794	$(542,374)

Cash flows provided by financing activities-continuing operation	302,797	357,575
Cash flows provided by financing activities-discontinued operation	(114,001)	(619,726)
Net Cash flows provided by financing activities	188,796	977,301

Net (decrease) increase in cash during period	$(421,921)	$(54,500)

As at April 30, 2010, we had a working capital $775,098, which included assets held for sale of $10,934,283 and liabilities related to assets held for sale of $7,619,189. On June 15, 2010, we completed the sale of the Hanson Properties. The total estimated adjusted purchase price on closing was $10,269,691, with $6,484,567 paid to Macquarie to discharge our obligations under the Macquarie Credit Agreement. Net proceeds received by us on completion of the sale were $3,735,023.

Although the Hanson Properties generated cash flows, under the terms of the Macquarie Credit Agreement, we were required to pay Macquarie 100% of our net operating cash flows from all sources, less an allocated amount for our general administrative expenses. Upon completing the sale of the Hanson Properties to Alamo, the amounts owed by us under the Macquarie Credit Agreement have been repaid and the Macquarie Credit Agreement has been discharged.

Although the wells located on the Cave Pool Properties are capable of producing, they are currently shut-in. We do not currently have any other sources of operating cash flows. As described above, we currently have a developmental plan to re-open certain wells located on the Cave Pool Properties and we currently have an agreement to buy the Stearns Properties, which are currently producing at a rate of 54.5 BOPD. We intend to use the proceeds from the sale of the Hanson Properties to complete the purchase of the Stearns Properties, closing for which is scheduled for June 30, 2010. However, there are no assurances that we will complete the acquisition of the Stearns Properties or any other producing oil and gas properties. We do not currently have any financing arrangements in place.

Macquarie Credit Agreement

As of April 30, 2010, we owed Macquarie $6,449,195. On June 15, 2010, upon completing the sale of the Hanson Properties, we paid $6,484,567 to Macquarie to discharge our obligations under the Macquarie Credit Agreement.

Under the terms of the Forbearance Agreement dated April 30, 2010, if at any time during the Forbearance Period we divest greater than 50% of our working interest in the properties that we acquired from Hanson Energy in July 2008 (the “Hanson Properties”), and such divesture results in all monetary obligations being fully repaid to Macquarie, Macquarie agreed to reconvey the Net Profits Interest conveyed as part of the Macquarie Credit Agreement to us upon full repayment to Macquarie of the amounts owed under the Macquarie Credit Agreement and payment of the $500,000 which was to be paid to Macquarie Investment LLC at the closing of such divestiture. We accrued for the $500,000 as of April 30, 2010.

As of April 30, 2010, we owed Macquarie $6,449,195.

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

On March 8, 2010, W.S. Oil and Gas assigned $35,000 of the amount due under the W.S. Oil Note to War Chest Multi-Strategy Fund, LLC (“War Chest”). On March 8, 2010, we executed a Debt Settlement Agreement with War Chest to settle the outstanding debt assigned to War Chest. We converted the $35,000 owed to War Chest into 1,060,606 shares of our common stock at a price of $0.033 per share. On April 29, 2010, W.S. Oil and Gas assigned an additional $7,500 of the amounts due under the WS Oil Note to War Chest and an additional $7,500 to Barclay Lyons, LLC. We agreed to convert the $7,500 owed to each of War Chest and Barclay Lyons into 375,000 shares of our common stock at a conversion price of $0.02 per share. The issuances were completed pursuant to the provisions of Rule 506 of Regulation D of the Securities Act on the basis that War Chest and Barclay Lyons are accredited investors as defined in Regulation D.

As of April 30, 2010, the date of our most recently available financial statements, we owed $450,000 under the WS Oil Note.

Ajootian Loan

On March 3, 2010, we entered into an agreement (the “Ajootian Loan Agreement”) with Edward Ajootian, pursuant to which Mr. Ajootian loaned to us $50,000 (the “Loan Amount”) and surrendered a $0.10 Convertible Note with a principal amount of $200,000 (the “Convertible Note Indebtedness”) issued to Mr. Ajootian in December 2009 for cancellation, in exchange for our agreement to:

(a)	repay the Loan Amount on May 1, 2010 with interest at a rate of 15% per annum, calculated from the date the Loan Amount was advanced to us;

(b)	repay the Convertible Note Indebtedness on May 1, 2010, with interest at a rate of 15% per annum, calculated from December 14, 2009; and

(c)

issue to Mr. Ajootian share purchase warrants (the “Warrants”) entitling the holder to purchase up to 2,000,000 shares of the our common stock at a price of $0.05 per share for a period ending three years from the date of issuance. The Warrants contain full ratchet antidilution provisions.

As a result of the Ajootian Loan Agreement, the Convertible Note Indebtedness ceased to be a convertible indebtedness. We evaluated the application of ASC 470-50-40/55 (formerly APB26) “Debtor’s Accounting for a Modification or Exchange of Debt Instrument” and concluded that the revised terms constituted a debt extinguishment for accounting purposes rather than a debt modification. As such, we recorded a loss on debt extinguishment of $209,677 which is included in our Statement of Operations for the nine months ended April 30, 2010. See Note 5 to the unaudited financial statements included with this Quarterly Report.

We have not yet paid to Mr. Ajootian the amounts owed under the Ajootian Loan Agreement. Although Mr. Ajootian has not granted us a formal extension of the amounts due under the Ajootian Loan Agreement, Mr. Ajootian has not provided us with a declaration of default or demanded repayment of the amounts owing. We intend to repay the amounts owed to Mr. Ajootian from the proceeds from the sale of the Hanson Properties.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") in the United States has required our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. Our significant accounting policies are disclosed in the notes to the interim financial statements for the period ended April 30, 2010 included in this Quarterly Report on Form 10-Q.

The consolidated financial statements presented with this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at April 30, 2010, and for all periods presented in the attached financial statements, have been included. Interim results for the period ended April 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

We routinely exercise our contractual right to net realized gains against realized losses when settling with our swap and option counterparties. At April 30, 2010, derivative assets include the net market value of derivative assets and liabilities due to the right of offset in the settlement of these contracts.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period ended April 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We do not currently have any producing oil and gas properties. If we are unable to finance our business through our operations or from outside sources, our business could fail, and investors could lose all or a substantial portion of their investment.

Upon completing the sale of the Hanson Properties, we do not currently have any actively producing oil and gas properties. We currently have an agreement to acquire certain oil and gas properties located in Chavez County and Roosevelt County, New Mexico and we currently have developmental plans to reopen certain wells located on the Cave Pool Properties. If we are unable to reopen the shut-in wells located on our Cave Pool Properties or otherwise acquire producing oil and gas properties, we will have no source of operating cash flows and as such, we will be required to obtain financing from outside sources, including debt financing and sales of our equity securities. However, we do not currently have any financing arrangements in place nor do we have any binding agreements with respect the sale of our oil and gas properties.

Our future performance depends upon our ability to obtain capital to find or acquire additional oil and natural gas reserves that are economically recoverable.

Unless we successfully replace the reserves that we produce, our reserves will decline, resulting eventually in a decrease in oil and natural gas production and lower revenues and cash flows from operations. The business of exploring for, developing or acquiring reserves is capital intensive. Our ability to make the necessary capital investment to maintain or expand our oil and natural gas reserves is limited by our relatively small size. Further, we may commence drilling operations on our properties and any other properties that we acquire in an effort to increase production, which would require more capital than we have available from cash flow from operations or our existing debt facilities. In such case, we would be required to seek additional sources of financing or limit our participation in the additional drilling. In addition, our drilling activities are subject to numerous risks, including the risk that no commercially productive oil or gas reserves will be encountered.

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

Our success depends largely upon the efforts, abilities, and decision-making of our sole executive officer, Everett Willard Gray II. The loss of Mr. Gray would have an adverse effect on our business prospects. We do not currently maintain "key-man" life insurance and there is no contract in place assuring the services of Mr. Gray for any length of time. In the event that we should lose our officers and we are unable to find suitable replacements, we may not be able to develop our business, in which case investors might lose all of their investment.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period ended April 30, 2010, we issued an aggregate of 1,810,606 shares to settle indebtedness owed by us under the WS Oil Note and assigned by W.S. Oil and Gas to War Chest and Barclay Lyons. In addition, we issued warrants to purchase an aggregate of 2,000,000 shares of our common stock at a price of $0.05 per share for a period of 3 years in connection with a loan agreement entered into by us. A description of these equity issuances is provided in Item 2 of Part I of this Quarterly Report. We did not conduct any other sales of our equity securities during the period covered by this Quarterly Report.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

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

10.8	Loan Agreement dated July 18, 2008 between Doral Energy Corp. and Little Bay Consulting SA.(11)
10.9	Loan Agreement dated July 18, 2008 between Doral Energy Corp. and Green Shoe Investments Ltd.(11)
10.10	Credit Agreement dated July 29, 2008 between Doral Energy Corp. and Macquarie Bank Limited.(12)
10.11	Security Agreement dated July 29, 2008 between Doral Energy Corp. and Macquarie Bank Limited.(12)
10.12	Subordination Agreement dated July 29, 2008 between Doral Energy Corp., Green Shoe Investments Ltd. and Macquarie Bank Limited.(12)

Exhibit
Number	Description of Exhibits
10.13	Subordination Agreement dated July 29, 2008 between Doral Energy Corp., Little Bay Consulting SA and Macquarie Bank Limited.(12)
10.14	Net Profits Overriding Royalty Interest Conveyance dated July 29, 2008 between Doral Energy Corp. and Macquarie Investments, LLC.(12)
10.15	Conversion Agreement dated July 29, 2008 between Doral Energy Corp. and Macquarie Investments, LLC.(12)
10.16	Limited Forbearance Agreement dated December 10, 2008 between Macquarie Bank Limited and Doral Energy Corp.(15)
10.17	Loan Agreement dated October 3, 2008 between Doral Energy Corp. and Little Bay Consulting SA.(13)
10.18	First Amendment to Credit Agreement between Doral Energy Corp. and Macquarie Bank Limited dated November 19, 2008.(16)
10.19	Second Amendment to Credit Agreement between Doral Energy Corp. and Macquarie Bank Limited dated January 9, 2009.(16)
10.20	Letter Agreement dated January 15, 2009 between Doral Energy Corp. and Miltex Oil Company.(17)
10.21	Engagement Agreement dated January 26, 2009 between Doral Energy Corp. and C.K. Cooper & Company, Inc.(19)
10.22	Debt Advisory Agreement dated January 30, 2009 between Doral Energy Corp. and C.K. Cooper & Company, Inc.(19)
10.23	Loan Agreement dated February 24, 2009 between Doral Energy Corp. (as borrower) and Green Shoe Investments Ltd. (as lender) in the amount of $100,000 USD.(20)
10.24	Amendment Agreement dated February 13, 2009 to Engagement Agreement between Doral Energy Corp. and C.K. Cooper & Company, Inc.(20)
10.25	Amendment Agreement dated March 31, 2009, 2009 to Letter Agreement between Doral Energy Corp. and Miltex Oil Company.(21)
10.26	Amendment Agreement dated April 21, 2009, 2009 to Letter Agreement between Doral Energy Corp. and Miltex Oil Company.(22)
10.27	2009 Stock Incentive Plan.(23)
10.28	Loan Agreement dated April 29, 2009 between Doral Energy Corp. and Green Shoe Investments Ltd. (24)
10.29	Sale and Purchase Agreement dated May 5, 2009 between Doral Energy Corp. and Flaming S, Inc. (24)
10.30	Sale and Purchase Agreement dated May 15, 2009 between Doral Energy Corp. and Slape Oil Company, Inc.(24)
10.31	Convertible Note Agreement dated May 28, 2009 between Doral Energy Corp. and Green Shoe Investments Ltd.(25)
10.32	Assignment Agreement dated July 30, 2009.(26)
10.33	Consent to Assignment Agreement dated for July 29, 2009.(26)
10.34	Macquarie Forbearance Agreement dated July 30, 2009.(26)
10.35	Convertible Promissory Note dated August 24, 2009 in the principal amount of $250,000 issued to W.S. Oil and Gas Limited.(27)
10.36	Macquarie Forbearance Agreement dated August 28, 2009.(28)
10.37	Macquarie Forbearance Agreement dated November 9, 2009.(30)
10.38	Amendment Agreement to Convertible Promissory Note between W.S. Oil and Gas Limited and Doral Energy Corp.(30)
10.39	Form of 4% Convertible Note Subscription Agreement. (31)
10.40	Settlement Agreement dated between Doral Energy Corp. and Paul C. Kirkitelos dated February 8, 2010.(32)
10.41	Loan and Cancellation of Convertible Note Agreement between Doral Energy Corp. and Edward Ajootian dated March 3, 2010.(33)
10.42	Debt Settlement Agreement with War Chest Multi-Strategy Fund, LLC dated March 8, 2010.(33)
10.43	Amendment Agreement dated March 12, 2010 to Debt Settlement Agreement with War Chest Multi- Strategy Fund, LLC.(33)

Exhibit
Number	Description of Exhibits
10.44	Macquarie Forbearance Agreement dated March 8, 2010.(33)
10.45	Release and Settlement Agreement between Doral Energy Corp. and Macquarie Bank Limited dated March 8, 2010.(33)
10.46	Purchase and Sale Agreement dated April 30, 2010 between Doral Energy Corp. and Alamo Resources LLC.(34)
10.47	Forbearance Agreement dated April 30, 2010 between Doral Energy Corp. and Macquarie Bank Limited.(34)
10.48	Loan Agreement dated June 11, 2010 between Doral Energy Corp. and Everett Willard Gray, II.
10.49	Purchase and Sale Agreement dated June 14, 2010 between Doral Energy Corp., John R. Stearns and John R. Stearns Jr.(35)
14.1	Code of Ethics.(2)
21.1	List of Subsidiaries.(30)
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 filed on September 11, 2006.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended July 31, 2007 filed on October 30, 2007.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on January 9, 2008.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed on March 12, 2008.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed on April 16, 2008.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed on April 28, 2008.
(7)	Filed as an exhibit to our Current Report on Form 8-K filed on May 1, 2008.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed on May 13, 2008.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed on May 21, 2008.
(10)	Filed as an exhibit to our Current Report on Form 8-K filed on May 27, 2008.
(11)	Filed as an exhibit to our Current Report on Form 8-K filed on July 23, 2008.
(12)	Filed as an exhibit to our Current Report on Form 8-K filed on August 4, 2008.
(13)	Filed as an exhibit to our Current Report on Form 8-K filed on October 22, 2008.
(14)	Filed as an exhibit to our Annual Report on Form 10-K filed on October 29, 2008
(15)	Filed as an exhibit to our Current Report on Form 8-K filed on December 11, 2008.
(16)	Filed as an exhibit to our Current Report on Form 8-K filed on January 14, 2009.
(17)	Filed as an exhibit to our Current Report on Form 8-K filed on January 22, 2009.
(18)	Filed as an exhibit to our Current Report on Form 8-K filed on January 29, 2009.
(19)	Filed as an exhibit to our Current Report on Form 8-K filed on February 9, 2009.
(20)	Filed as an exhibit to our Current Report on Form 8-K filed on February 25, 2009.
(21)	Filed as an exhibit to our Current Report on Form 8-K filed on April 6, 2009.
(22)	Filed as an exhibit to our Current Report on Form 8-K filed on April 27, 2009.
(23)	Filed as an exhibit to our Current Report on Form 8-K filed on May 5, 2009.
(24)	Filed as an exhibit to our Current Report on Form 8-K filed on June 2, 2009.
(25)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed on June 15, 2009.
(26)	Filed as an exhibit to our Current Report on Form 8-K filed on August 5, 2009.
(27)	Filed as an exhibit to our Current Report on Form 8-K filed on August 28, 2009.
(28)	Filed as an exhibit to our Current Report on Form 8-K filed on September 2, 2009.
(29)	Filed as an exhibit to our Current Report on Form 8-K filed on September 14, 2009.
(30)	Filed as an exhibit to our Annual Report on Form 10-K filed on November 13, 2009.
(31)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed on December 21, 2009.
(32)	Filed as an exhibit to our Current Report on Form 8-K filed on February 8, 2010.
(33)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed on March 22, 2010.
(34)	Filed as an exhibit to our Current Report on Form 8-K filed on May 6, 2010.
(35)	Filed as an exhibit to our Current Report on Form 8-K filed on June 18, 2010.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DORAL ENERGY CORP.

Date: June 21, 2010	By:	/s/ EVERETT WILLARD GRAY, II
EVERETT WILLARD GRAY, II
Chief Executive Officer, President, Chief Financial
Officer, Treasurer and Secretary
(Principal Executive Officer and Principal
Accounting Officer)