Form 10-K
period 2010-07-31
Doral Energy Corp.
filed 2010-11-15
CIK 1373485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2010

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

COMMISSION FILE NUMBER 000-52738

DORAL ENERGY CORP.
(Exact name of registrant as specified in its charter)

NEVADA	98-0555508
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

3300 N. "A" Street, Bldg 2, Suite 218
Midland, TX	79705
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(432) 789-1180

Securities registered pursuant to Section 12(b) of the Act:	NONE.

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $0.001 Par Value Per Share.

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
Yes [   ]    No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $11,627,165 as of January 29, 2010, based on an average of the closing bid price of $0.14 and the closing ask price of $0.15 as quoted by the OTC Bulletin Board on that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of November 10, 2010, the Registrant had 111,433,086 shares of common stock outstanding.

DORAL ENERGY CORP.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JULY 31, 2010

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

As used in this Annual Report, the terms “we,” “us,” “our,” “Doral,” “Doral Energy,” and the “Company” mean Doral Energy Corp. and its wholly owned subsidiary, unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

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

As Language Enterprises Corp., we previously operated a translation brokerage business, acting as an intermediary between clients and independent, professional translators. In early 2008, as Doral Energy Corp., we changed our business focus from translation services to the oil and gas industry. We are now an oil and gas exploitation and production company focused on identifying, acquiring and operating under-performing and under-producing oil and gas properties in the Permian Basin of West Texas and New Mexico.

Our principal executive offices are located at 3300 N. "A" Street, Bldg 2, Suite 218, Midland, TX 79705, and our telephone number is (432) 789-1180. Our internet website can be found at www.doralenergycorp.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934 will be available through our internet website as soon as reasonably practical after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Business Development

From our inception, we have built our asset base via the acquisition and divestiture of undervalued oil and gas assets. Our acquisitions are geographically focused in the Permian Basin of western Texas and southeastern New Mexico, which we have identified as the most attractive region in which to develop our business. The Permian Basin has been a top US oil and gas producing region for over 80 years. Because of its long history as a top producing region, the Permian Basin has attracted a wide spectrum of energy producing companies. In addition to hosting operations from virtually every major oil and gas company, the Permian Basin is also home to many independent operators of varying sizes.

Our existing business model is predicated on seeking out and acquiring under-performing and under-producing oil and gas properties owned by independent operators with the goal of creating value by improving the performance and production of those properties. The goal is to focus on the acquisition of producing properties with strong proven reserves and considerable undrilled proved undeveloped, shallow, low-risk reserves that can be developed with reasonably low levels of forward risk. By targeting properties with predominately shallow, low-risk, in fill proved undeveloped drilling locations and reserves, geological and reserve risks can be effectively mitigated.

Pure Gas Partners II, L.P.

On September 13, 2010, we entered into a non-binding letter of intent to combine our operations with Pure Gas Partners II, L.P. (“Pure Gas”). The business combination is expected to be effected through the issuance of shares of our common stock, resulting in a change of control, with Pure Gas expected to own approximately 80% of our outstanding common stock upon completion of the transaction. Pure Gas is a limited partnership with interests in approximately 600,000 gross acres located within New Mexico. Pure Gas’ net acreage consists of approximately 300,000 net acres with approximately 30,000 net acres located within the Permian Basin of Southeastern New Mexico. 98% of all of Pure Gas’ acreage is held by production (HBP), with the largest percentage being fee mineral. Pure Gas owns varying operated and non-operated working interests, ranging from 1% to 50%, in approximately 75 gross wells located within Eddy, Lea, Roosevelt and Chaves counties, New Mexico, with net current production of approximately 230 BOEPD. We expect to conduct a reverse split of our common stock and change our name as part of this transaction. It is expected that E. Willard Gray, II, our current sole executive officer, will remain as our Chairman and Chief Executive Officer, while Larry Risely, of Pure Gas, is expected to become our President and Chief Operating Officer.

If the proposed business combination with Pure Gas is completed as expected, of which there is no assurance, we expect to focus our combined operations on becoming a significant non-operated player within the Permian Basin. This strategy is expected to include working closely with Pure Gas’ current operators to continue to develop their current acreage position as well as seeking out new drilling opportunities with proven Permian operators. We also expect to continue operating our existing Chaves and Roosevelt County assets.

Completion of this transaction is subject to the execution of binding definitive agreements. We are currently working diligently with Pure Gas’ management on the preparation of these agreements.

Hedging Transactions

In previous years, we entered into a “costless collar” hedging position, and later a combination of a swap and costless collar, which provided us with partial protection against variations in the price of crude oil. Upon completing the sale of the certain oil and gas properties located in Eddy County, New Mexico (the “Hanson Properties”), we closed out all of our hedging positions. We have chosen not to enter into any hedging positions at this time but reserve the right to do so at a later date if deemed prudent by our Board of Directors.

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

We are not subject to such third-party gathering systems for our oil production. All oil production is transported by the oil purchaser by trucks with competitive trucking costs in the area.

Major Customers

For the fiscal year ended July 31, 2010, we had oil and natural gas sales to four customers, Navajo Refining Company, ConocoPhillips Company, DCP Midstream LP, and Frontier Field Services. Currently, ConocoPhillips Company purchases 100% of our crude oil production. However, we believe that the loss of this customer would not materially impact our business, because we could readily find other purchasers for our oil produced.

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

Employees

As of July 31, 2010, we employed two (2) full-time employees. Our employees are not represented by a labor unit. We consider our relations with our employees to be satisfactory and have never experienced a work stoppage or strike.

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

We do not have any hedging positions at this time. If we do enter into hedging transactions, they will likely be for a portion of our expected production for the purpose of reducing the risk of fluctuations in oil and gas prices. Although these hedging transactions would be expected to provide us with some protection in the event of a decrease in oil and gas prices, they would also be expected to limit our potential gains in the event that oil and gas prices increase. If we choose not to engage in hedging arrangements in the future, we may be more adversely affected by changes in oil and natural gas prices than our competitors, who may or may not engage in hedging arrangements.

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

Our success depends greatly upon the efforts, abilities, and decision-making of our sole executive officer, Everett Willard Gray, II. The loss of Mr. Gray would have an adverse effect on our business prospects. We do not currently maintain "key-man" life insurance and there is no contract in place assuring the services of Mr. Gray for any length of time. In the event that we should lose our officers and we are unable to find suitable replacements, we may not be able to develop our business, in which case investors might lose all of their investment.

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

ITEM 2.            PROPERTIES

GENERAL BACKGROUND

We have built our asset base primarily through property acquisitions and divestitures that are geographically focused in the Permian Basin of West Texas and southeastern New Mexico, which we have identified as the most attractive region in which to develop our business. Our properties consist of working and royalty interests owned by us in various oil and gas wells and oil and gas lease acreage located in both Chaves and Roosevelt Counties, New Mexico. These properties were acquired by us in a transaction completed by us in two transactions:

(i)	properties consisting of 6,800 acres of operated producing oil and gas assets located in Chaves County and Roosevelt County, New Mexico, acquired for $1,700,000 on June 14, 2010; and

(ii)	properties consisting of additional working interests in the same areas as (i), for a price of $20,000 on July 15, 2010.

Oil and Gas Acreage

The following table sets forth the developed leasehold acreage held by us as of July 31, 2010. Gross acres are the total number of acres we have a working interest. Net acres are the sum of our fractional working interests owned in the gross acres.

In certain leases, our ownership varies at different depths; therefore, the net acreage in these leases is calculated with consideration of the varying ownership interests.

All Acreage in New Mexico	Developed	Undeveloped	Total

Gross acreage, approximate	1,260	1,000	2,260
Net acreage, approximate	992	734	1,726

Reserves

As of July 31, 2010, we have a portfolio of oil and natural gas reserves, with approximately 100% of our proved reserves consisting of oil and no natural gas. Our proved reserves and the standardized measure of discounted future net cash flows of our interests in proved oil and gas reserves at July 31, 2010 are set forth below:

			Discounted
			Future Net
			Cash Flow
		Natural Gas	(at 10% per
Proved Reserves	Oil (Bbls)	(MCF)	year)

Developed	121,000	0.00	$2,334,000
Undeveloped	906,000	0.00	$1,818,000
Total, before income taxes	1,027,000	0.00	$4,152,000

Changes in Proved Undeveloped Reserves

Our proved undeveloped reserves as of our fiscal year ended July 31, 2010 were substantially less than our proved undeveloped reserves as of our previous fiscal year ended July 31, 2009. Proved undeveloped reserves as of July 31, 2009 were entirely contained in our Hanson Properties located in Eddy County, New Mexico. Effective June 15, 2010, we sold the Hanson Properties for total proceeds of $10,370,990.

Revisions to SEC Oil and Gas Reserve Reporting Requirements.

Effective December 31, 2008, the SEC effected revisions designed to modernize the oil and gas company reserves reporting requirements. The revisions are effective for annual reports filed on or after December 15, 2009. Among other things, the revised reporting requirements include:

  Commodity Prices—Economic predictibility of reserves and discounted cash flows are now based on a 12-month average commodity price unless contractual arrangements designate the price to be used.

  Disclosure of Unproved Reserves—Probable and possible reserves may be disclosed separately on a voluntary basis.

  Proved Undeveloped Reserves—Reserves may be classified as proved undeveloped if there is a high degree of confidence that the quantities will be recovered and they are scheduled to be drilled within the next five years.

  Reserves Estimation Based on New Technologies—Reserves may be estimated through the use of reliable technology in addition to flow tests and production history.

  Reserve Personnel and Estimation Process Disclosure—Additional disclosure is required regarding the qualifications of the chief technical person who oversees the reserves estimation process and internal controls used to assure the objectivity of the reserve estimates.

The required revisions to modernize the oil and gas reserve disclosures have been incorporated into our July 31, 2010 reserve reports and in the aggregate were not considered material to our reserves.

Preparation of Reserve Estimates

The proved reserves estimates contained in the above tables at July 31, 2010 are based primarily on reserve reports prepared by of Joe C. Neal & Associates, independent petroleum consultants to the Company. Joe C. Neal & Associates is an independent petroleum engineering consulting firm that has been providing petroleum consulting services throughout the world for 35 years. Joe C. Neal & Associates has extensive experience calculating reserves for other companies operating in the Permian Basin region and, as such, we believe that they have sufficient experience to estimate our reserves. Joe C. Neal & Associates is a Texas registered professional engineering firm. Our primary contact at Joe C. Neal & Associates is Alan Neal. Mr. Neal is a Licensed Professional Engineer in the State of Texas

The present values of the proved reserves as of July 31, 2010 identified in the tables are prepared by discounting future projected net cash flows computed with constant oil prices of $69.67 per barrel (Bbl) and constant future production and development costs less estimated future income tax expense. The estimated future net cash flows are then discounted at a rate of 10 percent per year.

When estimating our reserves we engage independent registered engineering firms to prepare reserve reports based on records, geological and engineering reports and other data that we provide to them. Included in this information is historical production data from our wells, historical lease operating expenses and differentials, updated working interest and net revenue interest information and geological and geophysical information from operators. These engineering firms are permitted to consult freely with our officers and employees. Our Chief Executive Officer, Everett Willard Gray, II, reviews the report prepared by the independent engineering firm and the assumptions relied upon in such report.

Reserve reports prepared by petroleum engineers and used by the Company are, by their very nature, inexact and subject to changes and revisions. Proved developed reserves are reserves expected to be recovered from existing wells with existing equipment and methods. Proved undeveloped reserves are expected to be recovered from new wells drilled to known reservoirs on undrilled acreage for which existence and recoverability of such reserves can be estimated with reasonable certainty, or from existing wells where a relatively major expenditure is required to establish production. No estimates of reserves have been included in any reports to any federal agency other than the SEC.

See Supplemental Information on Oil and Gas Producing Activities included as part of our consolidated financial statements. A copy of the Joe C. Neal & Associates, Inc. report “Estimated Reserves and Future Net Revenue as of August 1, 2010, Attributable to Interests Owned by Doral Energy, Corp. In Certain Properties Located in Texas (SEC Case)” is attached as Exhibit 99.1 to this Annual Report on Form 10-K.

Wells

The following summarizes the Company's productive oil and gas wells as of July 31, 2010. Productive wells are producing wells and wells capable of production. Gross wells are the total number of wells in which the company has an interest. Net wells are the sum of the Company's fractional working interests owned in the gross wells.

Year
ended
July 31,
2010
Oil and gas wells, New Mexico:
Gross	63.00
Net	49.59

Production Sales Volume, Sales Price and Production Costs

The following summarizes our net production sold for the years ended July 31, 2010 and 2009:

	July 31,	July 31,
	2010	2009
Production sales:
Oil (barrels)	25,818	33,701
Natural gas (thousands cubic feet)	4,885	8,880
Total (barrels oil equivalent)	26,633	35,181

Set forth in the following schedule is the average sales price per unit of oil, expressed in barrels ("bbl"), and of natural gas, expressed in thousand cubic feet ("mcf") and average cost of production produced by us for the past two fiscal years.

	Year ended July 31,
	2010	2009
Average sales price:
Gas (per mcf)	$3.36	$2.29
Oil (per bbl)	$71.07	$53.48
Average cost of production:
Average production cost ($/boe)	$13.90	$14.63

*Gas sold is a byproduct of oil production; costs associated with the gas sold are included in the cost of oil production.

We had no production or sales during the fiscal year ended July 31, 2008.

Drilling and Other Exploratory and Development Activities

We did not drill any exploratory or development wells, and did not engage in any other exploratory activities during the last three fiscal years.

We do not anticipate investing in or purchasing assets and/or property for the purpose of capital gains. It is our intention to purchase assets and/or property for the purpose of enhancing our primary business operations. We are not limited as to the percentage amount of our assets we may use to purchase any additional assets or properties.

Present Activities

As of July 31, 2010, we were not in the process of drilling any development or exploratory wells or conducting completion operations on any development or exploratory well.

Delivery Commitments

As of July 31, 2010, the Company had no obligations or delivery commitments under any existing contracts.

Other Projects and Properties

Pure Gas Partners II, L.P.

On September 13, 2010, we entered into a non-binding letter of intent to combine our operations with Pure Gas Partners II, L.P. (“Pure Gas”). The business combination is expected to be effected through the issuance of shares of our common stock, resulting in a change of control, with Pure Gas expected to own approximately 80% of our outstanding common stock upon completion of the transaction. Pure Gas is a limited partnership with interests in approximately 600,000 gross acres located within New Mexico. Pure Gas’ net acreage consists of approximately 300,000 net acres with approximately 30,000 net acres located within the Permian Basin of Southeastern New Mexico. 98% of all of Pure Gas’ acreage is held by production (HBP), with the largest percentage being fee mineral. Pure Gas owns varying operated and non-operated working interests, ranging from 1% to 50%, in approximately 75 gross wells located within Eddy, Lea, Roosevelt and Chaves counties, New Mexico, with net current production of approximately 230 BOEPD. We expect to conduct a reverse split of our common stock and change our name as part of this transaction. It is expected that E. Willard Gray, II, our current sole executive officer, will remain as our Chairman and Chief Executive Officer, while Larry Risely, of Pure Gas, is expected to become our President and Chief Operating Officer.

Completion of this transaction is subject to the execution of binding definitive agreements. We are currently working diligently with Pure Gas’ management on the preparation of these agreements.

Sale of Hanson Properties

On June 15, 2010, we sold our properties in Eddy County, New Mexico (the “Hanson Properties”) to Alamo Resources LLC. The sale was completed pursuant to our agreement (the “Alamo Agreement”) with Alamo dated April 30, 2010. Under the terms of the Alamo Agreement, the base purchase price paid by Alamo for the Hanson Properties was $10,000,000 subject to the customary adjustments. The total estimated adjusted purchase price on closing was $10,370,990, with $6,484,567 paid to Macquarie Bank Limited to discharge our obligations under the Macquarie Credit Agreement. Net proceeds received by us on completion of the sale were $3,735,023.

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

Cave Pool Project – Eddy County, New Mexico

On October 28, 2009, Doral West Corp. (“Doral West”), a wholly owned subsidiary of Doral Energy Corp., entered into an agreement (the “Blugrass Agreement”) with Blugrass Energy Inc. (“Blugrass”) to purchase a 40% working interest in certain oil and gas properties (the “Cave Pool Unit Properties”) located in and around the Cave Pool Unit in Eddy County, New Mexico, approximately 5 miles northwest of Loco Hills, New Mexico. The effective date of the acquisition was October 12, 2009. The Cave Pool Unit properties are comprised of the Cave Pool Unit and ten (10) leases that make up approximately 2,800 gross acres of leasehold, which we have designated as the Cave Pool Project. The Cave Pool Project is comprised of a total of 39 wells completed in the Grayburg formation in the Grayburg Jackson Pool.

Pursuant to the provisions of the Blugrass Agreement, Blugrass agreed to assign to us a 40% interest in all of Blugrass’ right, title and interest in the Cave Pool Properties, and to assign to us operatorship of the Cave Pool Properties. In addition, Blugrass agreed to pay for the first $200,000 of well repairs and workovers. In consideration of this, we agreed to:

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

As of the date of filing of this Annual Report, Blugrass is in default of their obligations under the Blugrass Agreement. In particular, Blugrass has failed to assign operatorship of the Cave Pool Properties to us, and has not made the necessary workover expenditures. In addition, records examined in Eddy County, New Mexico and the New Mexico Oil Conservation Division indicate that Blugrass may not have acquired proper title to the Cave Pool Properties. We are currently considering our options with respect to these properties, including voiding the Blugrass Agreement or negotiating amended terms with Blugrass.

ITEM 3.            LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings outside of ordinary routine proceedings incidental to our business and which, in the aggregate, do not involve amounts greater than 10% of our current assets.

ITEM 4.            (REMOVED AND RESERVED)

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

The high and the low bid prices for our shares for the last two fiscal years as reported by the OTCBB were:

Fiscal Quarter	High	Low
2009 Q1 (ended Oct. 31, 2008)	$0.00	$0.00
2009 Q2 (ended Jan. 31, 2009)	$0.30	$0.02
2009 Q3 (ended Apr. 30, 2009)	$0.64	$0.30
2009 Q4 (ended Jul. 31, 2009)	$0.624	$0.50
2010 Q1 (ended Oct. 31, 2009)	$0.60	$0.35
2010 Q2 (ended Jan. 31, 2010)	$0.39	$0.14
2010 Q3 (ended Apr. 30, 2010)	$0.135	$0.015
2010 Q4 (ended Jul. 31, 2010)	$0.06	$0.028

The above quotations have been adjusted to reflect the 2008 Forward Split, the 2009 Reverse Split and the 2009 Forward Split. Quotations provided by the OTCBB reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders

As of November 10, 2010, there were 111,433,086 shares of our common stock issued and outstanding that are held of record by 15 registered stockholders. We believe that a number of stockholders hold their shares of our common stock in brokerage accounts and registered in the name of stock depositories.

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

Recent Sales of Unregistered Securities

All unregistered sales of our equity securities made during the year ended July 31, 2010 have been reported by us in our Quarterly Reports or in our Current Reports filed with the SEC during the year.

ITEM 6.            SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement of Prior Results

As of October 21, 2010, our management has determined that the accounting treatment of the “assets held for sale” reported in our previously filed condensed consolidated financial statements contained in our Quarterly Report on Form 10-Q as of, and for the three and nine month periods ended, April 30, 2010 to be incorrect. Management has determined that under Full Cost accounting, the sale of the properties reported for the period ended April 30, 2010 does not meet the criteria for “assets held for sale” or “discontinued operations”.

To reflect the correction, we intend to restate the unaudited consolidated financial statements as of, and for the three and nine month periods ended, April 30, 2010. The restatement will result in no impact to net income for the relevant periods.

RESULTS OF OPERATION

Summary of Year End Results

	Year Ended July 31		Percentage
	2010	2009	Increase /
			(Decrease)
Revenue	$1,664,209	$1,832,146	(9%)
Expenses	(14,434,344)	(4,104,645)	252%
Gain on financial instrument derivatives	197,940	-	100%
Loss on settlement of debt	(272,557)	-	100%
Other income	18,106	-	100%
Interest Expense	(911,043)	(947,705)	(4%)
Net gain(loss) on oil and gas derivative contracts	(67,020)	1,317,839	(105)%
Income Tax Benefit (Expense )	8,071	(9,602)	(184%)
Net Loss	$(13,796,638)	$(1,911,967)	622%

Revenues

Effective June 15, 2010, we sold certain of our oil and gas properties located in Eddy County, New Mexico (the “Hanson Properties”) to Alamo Resources LLC (“Alamo”).

During the year ended July 31, 2010, the Hanson Properties generated revenue of $1,510,352 compared to revenues of $1,830,110 for the year ended July 31, 2009. The decrease in revenues was primarily due to the decrease in production volume as a result of the sale of the properties on June 15, 2010. Revenues from the sale of oil and gas are recognized based on the actual volume of oil and gas sold to purchasers.

On June 30, 2010, the Company completed the acquisition of approximately 6,800 gross acres of operated producing oil and gas assets (the “Stearns Properties”) located in Chavez County and Roosevelt County, New Mexico. The total purchase price for the Stearns Properties was $1,700,000. The Stern Properties generated revenue of $153,857 for the year ended July 31, 2010.

Operating Expenses

Our operating expenses for the years ended July 31, 2010 and 2009, consisted of the following:

	Year Ended July 31,		Percentage
	2010	2009	Increase /
			(Decrease)
Operating Costs	$1,657,931	$1,780,266	(7%)
Production Taxes	163,980	265,780	(38%)
Depreciation, Depletion, and Amortization	394,643	451,994	(13%)
Accretion Expense	36,717	74,820	(51%)
Loss (gain) on sale of oil and gas properties	9,043,801	(131,288)	(6981%)
General and Administrative	3,137,272	1,663,073	89% )
Total	$14,434,344	$4,104,645	252%

For the year ended July 31, 2010 and 2009, the operating expenses for continuing operations changed from $4,104,645 to $14,434,344. The increase of $10,329,639 was mainly due loss on sale of oil and gas properties for $9,043,801 and due to the increase in general and administrative expenses of $1,474,199. The increase was due to increases in legal and professional fees. During the year ended July 31, 2010, legal and professional fees in the amount of $384,775 were paid through the issuance of stock or stock options. During the twelve months ended July 31, 2010, we issued 9.6 million common shares valued at $374,400 for professional services.

Price Risk Management Activities

In 2008 we entered into commodity derivative financial instruments intended to hedge our exposure to market fluctuations of oil and gas prices. Upon completing the sale of the Hanson Properties, we closed out all commodity derivative contracts. As of the date of filing of this Annual Report we did not have any hedging positions in place. During the twelve months ended July 31, 2010, we recognized a loss of $67,020 which includes realized hedge settlements received for the difference between the hedged price and the market price.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	At July 31,	At July 31,	Percentage
	2010	2009	Increase /
			(Decrease)
Current Assets	$154,317	$1,310,324	(88.22%)
Current Liabilities	(1,968,215)	(7,538,514)	(73.89%)
Working Capital (Deficit)	$(1,813,898)	$(6,228,190)	(70.88%)

Cash Flows

	Year Ended	Year Ended
	July 31, 2010	July 31, 2009
Cash Flows Used in Operating Activities	$(1,952,454)	$(868,000)
Cash Flows From Investing Activities	8,716,751	21,005
Cash Flows Used in Financing Activities	(7,172,078)	1,229,301
Net Increase (Decrease) in Cash During Period	$(407,781)	$382,306

On June 15, 2010, we completed the sale of the Hanson Properties (“Hanson Sale”) for a total purchase price of $10,370,990. We used the sales proceeds from the Hanson Sale to repay the Macquarie loan of $6.5 million toward principal and interest and purchased the Stearns Properties for $1.7 million. The rest of the proceeds were used for working capital.

At July 31, 2010, we had cash in the amount of $29,025, and a working capital deficit of $1,813,898, as compared to cash in the amount of $436,806 and a working capital deficit of $6,228,190 as of July 31, 2009. The decrease in working capital was due to the discharge of the Macquarie loan subsequent to the sale of Hanson properties.

In addition, our stockholders' equity was $191,756 at July 31, 2010 compared to stockholders' equity of $12,672,117 at July 31, 2009.

Our accumulated deficit increased from $2,534,094 at July 31, 2009 to $16,330,732 at July 31, 2010. The increase is due mainly to the loss on sale of assets and loss from operations. As of July 31, 2010, we have ceased all hedging activities.

We do not have sufficient funds to continue our operating activities. Future operating activities are expected to be funded by revenues, reduced costs and by other means of capital financing. We have engaged C.K. Cooper & Company, Inc. (“CK Cooper”) to assist us in seeking financing opportunities. Pursuant to our agreement with CK Cooper, we issued a total of 9,600,000 shares of our common stock to CK Cooper and its nominees. See the report of Malone Bailey, LLP regarding our financial statements for the years ended July 31, 2010 and July 31, 2009 included with this Annual Report.

Pure Gas Loan

On September 28, 2010, we entered into a loan and security agreement (the “Pure Loan Agreement”) with Pure Gas Partners II, L.P. (“Pure Gas”), pursuant to which Pure Gas agreed to loan to us $250,000 with interest payable thereon at a rate of 5% per annum. We agreed to make monthly installments of accrued interest beginning on November 1, 2010 and on the first day of each successive month thereafter, with a final payment of all remaining amounts payable under the Pure Loan Agreement on account of principal and interest due on March 31, 2011 (the “Due Date”). We have the right to prepay all amounts due on account of principal at any time prior to the Due Date. As collateral for all amount payable under the Pure Loan Agreement, we granted to Pure Gas a security interest in all of the Company’s assets.

We executed a non-binding letter of intent to enter into a proposed business combination transaction with Pure Gas, whereby we are expected to acquire all of Pure Gas’ oil and gas properties located in Eddy, Lea and Chaves Counties, New Mexico. The proposed business combination is expected to result in a change in control, with Pure Gas owning approximately 80% of the combined entity. Completion of the proposed business combination is subject to the execution of final binding documentation and the approval of Pure Gas’ stakeholders. If the business combination is not completed on or before January 1, 2011, or such other date agreed to by us and Pure Gas in writing, Pure Gas may declare us to be in default under the Loan Agreement and may deem the amounts payable under the Pure Loan Agreement to be immediately due and payable.

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

Under the terms of our loan agreement with Mr. Gray, we have paid Mr. Gray a total of $75,680 on account of principal and interest in June, 2010.

W.S. Oil and Gas Limited Convertible Note

On August 24, 2009, we issued a convertible promissory note (the “WS Oil Note”) in the principal amount of $250,000 to W.S. Oil and Gas Limited (“WS Oil and Gas”), a limited partnership controlled by Everett Willard Gray, II, our Chairman and Chief Executive Officer and a holder of more than five percent of our common stock. Under the terms of the Note, we were required to repay to WS Oil and Gas a total of $500,000, payable in installments as follows:

(i)	24 monthly installments of $16,666.67 beginning November 1, 2009; and

(ii)	12 monthly installments of $8,333.33 beginning November 1, 2011.

We are currently in default under the terms of the WS Oil Note. As such, WS Oil and Gas shall have the right to convert any remaining principal and interest due under the WS Oil Note into shares of our common stock at a conversion price equal to the greater of four times the fair market value of our common stock at the time the conversion right is exercised, and $0.05. WS Oil and Gas has not yet exercised any of its default rights, however, there is no assurance that they will not do so in the future. We are currently in discussions with WS Oil and Gas to renegotiate the terms of the amounts owed under the WS Oil Note.

On March 8, 2010, WS Oil and Gas assigned $35,000 of the amount due under the WS Oil Note to War Chest Multi-Strategy Fund, LLC (“War Chest”). On March 8, 2010, we executed a Debt Settlement Agreement with War Chest to settle the outstanding debt assigned to War Chest. We converted the $35,000 owed to War Chest into 1,060,606 shares of our common stock at a price of $0.033 per share. On April 29, 2010, WS Oil and Gas assigned an additional $7,500 of the amounts due under the WS Oil Note to War Chest and an additional $7,500 to Barclay Lyons, LLC. We agreed to convert the $7,500 owed to each of War Chest and Barclay Lyons ($15,000 in aggregate) into 375,000 shares of our common stock (750,000 shares in aggregate) at a conversion price of $0.02 per share.

The issuances were completed pursuant to the provisions of Rule 506 of Regulation D of the Securities Act on the basis that War Chest and Barclay Lyons are accredited investors as defined in Regulation D.

As of July 31, 2010, the date of our most recently available financial statements, we owed $450,000 under the WS Oil Note. On September 16, 2010, WS Oil and Gas assigned an additional $25,000 in indebtedness due under the WS Oil Note to each of War Chest and Barclay Lyons. We agreed to convert the $25,000 owed to each of War Chest and Barclay Lyons ($50,000 in aggregate) into 2,000,000 shares of our common stock (4,000,000 shares in aggregate) issued to each of War Chest and Barclay Lyons.

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

(b)	repay the Convertible Note Indebtedness on May 1, 2010, with interest at a rate of 15% per annum, calculated from December 14, 2009; and

(c)

issue to Mr. Ajootian share purchase warrants (the “Warrants”) entitling the holder to purchase up to 2,000,000 shares of our common stock at a price of $0.05 per share for a period ending three years from the date of issuance. The Warrants contain full ratchet anti-dilution provisions.

As a result of the Ajootian Loan Agreement, the Convertible Note Indebtedness ceased to be a convertible indebtedness. We evaluated the application of ASC 470-50-40/55 (formerly APB26) “Debtor’s Accounting for a Modification or Exchange of Debt Instrument” and concluded that the revised terms constituted a debt extinguishment for accounting purposes rather than a debt modification. As such, we recorded a loss on debt extinguishment of $272,557 which is included in our Statement of Operations for the year ended July 31, 2010. See Note 7 to the audited financial statements included with this Annual Report.

As of July 31, 2010, Doral paid $250,000 towards the principal and $17,188 towards the interest.

Convertible Note Issuance

On September 1, 2010, we issued a convertible note in the amount of $50,000, payable on March 1, 2011 or upon written demand, with interest accruing at a rate of 21% per annum. The outstanding principal due on the note may be converted into shares of our common stock at a 50% discount to the average fair market value of our common stock for the five consecutive trading days prior to the date the conversion right is exercised, but not to exceed 135% of the low bid price of our common stock on September 1, 2010. In the event of a reverse stock split, the ceiling price is not to be adjusted.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates our estimates and judgments, including those related to revenue recognition, recovery of oil and gas reserves, financing operations, and contingencies and litigation.

Oil and Gas Properties

We follow the full cost method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells used to find proved reserves, and to drill and equip development wells including directly related overhead costs and related asset retirement costs are capitalized.

Under this method, all costs, including internal costs directly related to acquisition, exploration and development activities are capitalizable as oil and gas property costs. Properties not subject to amortization consist of exploration and development costs which are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved or their values become impaired. Doral assesses the realizability of unproved properties, if any, on at least an annual basis or when there has been an indication that impairment in value may have occurred. Impairment of unproved properties is assessed based on management's intention with regard to future exploration and development of individually significant properties and our ability to obtain funds to finance such exploration and development. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

The provision for depreciation and depletion of oil and gas properties is computed on the unit-of-production method. Under this method, we compute the provision by multiplying the total unamortized costs of oil and gas properties including future development, site restoration, and dismantlement abandonment costs, but excluding costs of unproved properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves. This calculation is done on a country-by-country basis. As of July 31, 2010, all of our oil production operations are conducted in the United States of America. The cost of unevaluated properties not being amortized, to the extent there is such a cost, is assessed quarterly to determine whether the value has been impaired below the capitalized cost. The cost of any impaired property is transferred to the balance of oil and gas properties being depleted. The costs associated with unevaluated properties relate to projects which were undergoing exploration or development activities or in which we intend to commence such activities in the future. We will begin to amortize these costs when proved reserves are established or impairment is determined.

Capitalized costs of oil and gas properties (net of related deferred income taxes) may not exceed a ‘ceiling’ amount equal to the present value, discounted at 10% per annum, of the estimated future net cash flows from proved oil and gas reserves plus the cost of unevaluated properties (adjusted for related income tax effects). Should capitalized costs exceed this ceiling, the excess is charged to earnings as an impairment expense, net of its related reduction of the deferred income tax provision. The present value of estimated future net cash flows is computed by applying period-end oil and gas prices of oil and natural gas to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures (at period-end rates) to be incurred in developing and producing the proved reserves and assuming continuation of economic conditions existing at period-end. The present value of proved reserves’ future net cash flows excludes future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet (following SEC Staff Accounting Bulletin No. 106).

In accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 410 “Asset Retirement and Environmental Obligations," we report a liability for any legal retirement obligations on our oil and gas properties. The asset retirement obligations represent the estimated present value of the amounts expected to be incurred to plug, abandon, and remediate the producing properties at the end of their productive lives, in accordance with state laws, as well as the estimated costs associated with the reclamation of the property surrounding. The Company determines the asset retirement obligations by calculating the present value of estimated cash flows related to the liability. The asset retirement obligations are recorded as a liability at the estimated present value as of the asset's inception, with an offsetting increase to producing properties. Periodic accretion of the discount related to the estimated liability is recorded as an expense in the statement of operations. The estimated liability is determined using significant assumptions, including current estimates of plugging and abandonment costs, annual inflation of these costs, the productive lives of wells, and a risk-adjusted interest rate. Changes in any of these assumptions can result in significant revisions to the estimated asset retirement obligations. Revisions to the asset retirement obligations are recorded with an offsetting change to producing properties, resulting in prospective changes to depletion and depreciation expense and accretion of the discount. Because of the subjectivity of assumptions and the relatively long lives of most of the wells, the costs to ultimately retire the Company's wells may vary significantly from prior estimates. As of July 31, 2010, our asset retirement obligation was $618,900.

Reserve Estimates

Our estimate of proved reserves is based on the quantities of oil and gas that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. For example, we must estimate the amount and timing of future operating costs, severance taxes, development costs and workover costs, all of which may in fact vary considerably from actual results. In addition, as prices and cost levels change from year to year, the estimate of proved reserves also changes. Any significant variance in these assumptions could materially affect the estimated quantity and value of our reserves. As such, our reserve engineers review and revise our reserve estimates at least annually.

Despite the inherent imprecision in these engineering estimates, our reserves are used throughout our financial statements. For example, since we use the units-of-production method to amortize our oil and gas properties, the quantity of reserves could significantly impact our DD&A expense. Our oil and gas properties are also subject to a “ceiling” limitation based in part on the quantity of our proved reserves. Finally, these reserves are the basis for our supplemental oil and gas disclosures.

Revenue and Cost Recognition

We use the sales method to account for sales of crude oil and natural gas. Under this method, revenues are recognized based on actual volumes of oil and gas sold to purchasers. The volumes sold may differ from the volumes to which Doral is entitled based on the interest in the properties. These differences create imbalances which are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves. We had no imbalances as of July 31, 2010. Costs associated with production are expensed in the period incurred.

Stock-based Compensation.

We estimate the fair value of stock option awards on the date of grant using the Black-Scholes option pricing model. This valuation method requires the input of certain assumptions, including expected stock price volatility, expected term of the award, the expected risk-free interest rate, and the expected dividend yield of the Company’s stock . The risk-free interest rate used is the U.S. Treasury yield for bonds matching the expected term of the option on the date of grant. Our dividend yield is zero, as we do not pay a dividend. Because of our limited trading experience of our common stock and limited exercise history of our stock option awards, estimating the volatility and expected term is very subjective. We base our estimate of our expected future volatility, on peer companies whose common stock has been trading longer than ours, along with our own limited trading history while operating as an oil and natural gas producer. Future estimates of our stock volatility could be substantially different from our current estimate, which could significantly affect the amount of expense we recognize for our stock-based compensation awards.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently payable plus deferred income taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. Deferred income tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when assets are recovered or settled. Deferred income taxes are also recognized for tax credits that are available to offset future income taxes. Deferred income taxes are measured by applying currently enacted tax rates to the differences between financial statement and income tax reporting. We routinely assess the realizability of our deferred tax assets. If we conclude that it is more likely than not that some portion or all of the deferred tax assets will not be realized under accounting standards, the tax asset would be reduced by a valuation allowance. We consider future taxable income in making such assessments. Numerous judgments and assumptions are inherent in the determination of future taxable income, including factors such as future operating conditions (particularly as related to prevailing oil and natural gas prices).

Derivatives

Derivative financial instruments that are utilized to manage or reduce commodity price risk related to our production are accounted for under the provisions of FASC 815-25 (formerly SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”). Under this pronouncement, derivatives are carried on the balance sheet at fair value. If the derivative is not designated as a hedge, changes in the fair value are recognized in other income (expense).

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

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Financial Statements of Doral Energy Corp.

(a)	Report of Independent Registered Public Accounting Firm of Malone & Bailey PC, Certified Public Accountants and Business Consultants;

(b)	Consolidated Balance Sheets as of July 31, 2010 and 2009

(c)	Consolidated Statements of Expenses for the years ended July 31, 2010 and 2009

(d)	Consolidated Statements of Stockholders’ Equity for the years ended July 31, 2010 and 2009

(e)	Consolidated Statements of Cash Flows for the years ended July 31, 2010 and 2009

(f)	Notes to the Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements:
Audited financial statements as of July 31, 2010, including:

Financial Statements of Doral Energy Corp.

F-i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Doral Energy Corp.
Midland, Texas

We have audited the accompanying consolidated balance sheets of Doral Energy Corp. as of July 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Doral Energy Corp. as of July 31, 2010 and 2009 and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malone-bailey.com
Houston, Texas

November 15, 2010

Doral Energy Corp.
Consolidated Balance Sheets
July 31, 2010 and 2009

	July 31,	July 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$29,025	$436,806
Accounts receivable, net of allowance for doubtful accounts of $-	104,045	232,934
Receivable from Alamo	21,247	-
Restricted cash	-	170,377
Current derivative asset	-	468,607
Prepaid insurance and other	-	1,600
Total current assets	154,317	1,310,324

Property and Equipment, net of depreciation	146,020	247,111

Oil and gas properties, Proved, using full cost method of accounting, net of accumulated depletion and amortization of $48,270 and $419,068	2,306,669	19,897,062
Deferred federal income tax	-	85,213
Other Assets	228,268	210,087

Total assets	$2,835,274	$21,749,797

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$266,050	$333,698
Accounts payable – related party	45,777	81,183
Accrued liabilities	129,306	55,537
Current portion of long-term debt	1,020,849	6,636,372
Current portion of notes payable related party	-	150,000
Convertible note payable, net of discount of $0 and $118,523, respectively	-	181,477
Notes payable to related party, net of discount of $-	450,000	-
Current derivative liability	56,233	-
Current deferred income tax	-	94,144
Other current liabilities	-	6,103
Total current liabilities	1,968,215	7,538,514

Notes payable, net of discount of $0 and $181,746, respectively	-	480,784
Notes payable to related party, net of discount of $- and $250,000, respectively Noncurrent derivative liability	-	54,728
Asset retirement obligation	618,900	903,654
Long-term debt (less current maturities)	56,403	-
Total liabilities	2,643,518	9,077,680

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 2,000,000,000 shares authorized,106,508,876 and 86,937,470 shares issued and outstanding, respectively	106,509	86,937
Additional paid-in capital	16,415,979	15,119,274
Accumulated deficit	(16,330,732)	(2,534,094)

Total stockholders’ equity	191,756	12,672,117
Total liabilities and stockholders’ equity	$2,835,274	$21,749,797

The accompanying notes are an integral part of these consolidated financial statements

Doral Energy Corp.
Consolidated Statements of Expenses
For the years ended July 31, 2010 and 2009

	2010	2009
Revenue - oil and gas sales	$1,664,209	$1,832,146

Expenses:
Operating Costs	1,657,931	1,780,266
Production taxes	163,980	265,780
Depreciation, depletion, and amortization	394,643	451,994
Accretion expense	36,717	74,820
Loss (gain) on sale of oil and gas properties	9,043,801	(131,288)
General and administrative	3,137,272	1,663,073
Total expense	14,434,344	4,104,645
Loss from operations	12,770,135	(2,272,499)

Other income (expense):
Gain on financial instrument derivatives	197,940	-
Loss on settlement of debt	(272,557)	-
Other Income	18,106	-
Interest expense	(911,043)	(947,705)
Net gain (loss) on oil and gas derivative contracts	(67,020)	1,317,839
Loss before income taxes	(13,804,709)	(1,902,365)
Income tax expense (benefit)	(8,071)	9,602
Loss from Continuing Operations	(13,796,638)	(1,911,967)

Net loss per share:
Basic and diluted	$(.15)	$(.02)
Weighted average shares outstanding:
Basic and diluted	90,106,491	86,132,823

The accompanying notes are an integral part of these consolidated financial statements

Doral Energy Corp.
Consolidated Statements of Cash Flows
For the years ended July 31, 2010 and 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,796,638)	$(1,911,967)
Adjustments to reconcile net loss to cash used by operating activities
Depreciation, depletion and amortization	394,643	451,994
Accretion	36,717	74,820
Amortization of debt discount and deferred financing costs	657,936	540,886
Unrealized loss (gain) on derivative instruments, net	215,939	(413,879)
Loss on settlement of debt	272,557	-
Loss on sale of oil and gas properties and other	9,043,801	(131,288)
Share based compensation	954,958	381,335
Changes in operating assets and liabilities:
Accounts receivable	78,888	(232,934)
Prepaid expenses and other current assets	1,600	64,076
Deposits	-	(3,244)
Other Assets	(96,008)	-
Accounts payable	188,725	229,751
Accounts payable – related party	(35,406)	30,264
Accrued Liabilities and other	144,870	45,594
Other current liabilities	(6,103)	(2,339)
Deferred tax liability	(8,931)	8,931
NET CASH USED BY OPERATING ACTIVITIES	(1,952,452)	(868,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposits paid to acquire Miltex properties	-	(325,000)
Net proceeds from sale of right to purchase Miltex properties	-	600,000
Change in note proceeds restricted as to use	170,377	396,583
Proceeds from sale of oil and gas properties and other	10,370,990	-
Purchase of property and equipment	(13,068)	(78,626)
Purchase of oil and gas properties	(1,811,550)	(571,952)
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	8,716,749	(375,578)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	250,000	1,566,348
Repayments of notes payable	(7,247,078)	(166,711)
Deferred financing costs incurred	(175,000)	(119,623)
Proceeds from sale of common stock	-	30,025
Deposit paid to investor advisor	-	(80,738)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES	(7,172,078)	1,625,884

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(407,781)	382,306
Cash and cash equivalents, beginning of period	436,806	54,500
Cash and cash equivalents, end of period	$29,025	$436,806

Supplemental disclosures of cash flow information:
Interest paid	$178,330	$(364,754)
Income taxes paid		-
Noncash investing and financing activities:
Fixed assets acquired through the issuance of notes payable	$-	$197,519
Stock issued to extend closing of Miltex	-	147,500
Shares issued in connection with note settlement	103,750	125,000
Shares issued for exercise of stock option in exchange for accounts payable	257,568
Asset retirement obligation for Stern and Nordstrand Acquisition	613,389
Derivative associated with convertible debt	200,000
Revision to asset retirement obligation	135,163	-

The accompanying notes are an integral part of these consolidated financial statements

Doral Energy Corp.
Consolidated Statements of Stockholders’ Equity
July 31, 2010

			Additional
	Common	Par	Paid-In	Accumulated
	Shares*	Amount	Capital	Deficit	Total

Balance, July 31, 2008	85,862,000	$85,862	$14,188,489	$(622,127)	$13,652,224

Shares issued for:
Cash	79,470	79	29,946	-	30,025
Services	550,000	550	299,050	-	299,600
Extension on asset purchase agreement	250,000	250	147,250	-	147,500
Exercise of stock options	196,000	196	97,804	-	98,000
Discount on convertible debt			150,000	-	150,000
Stock based compensation	-	-	206,735	-	206,735
Net loss	-	-	-	(1,911,967)	(1,911,967)

Balance, July 31, 2009	86,937,470	$86,937	$15,119,274	$(2,534,094)	$12,672,117
Shares issued for
Services	14,600,000	14,600	549,799		564,399
Shares issued in connection with note conversion	1,810,606	1,811	101,939		103,750
Exercise of stock options	3,160,800	3,161	254,408		257,569
Stock based compensation	-	-	390,559		390,559
Net Loss				(13,796,638)	(13,796,638)
Balance, July 31, 2010	106,508,876	106,509	16,415,979	(16,330,732)	191,756

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

In 2008, we acquired certain oil and gas properties and changed our business focus to that of a company engaged in the acquisition, operation, exploration and development of oil and gas properties and prospects. The future plan is to acquire additional producing properties with strong proven reserves and considerable undrilled inventory that can be explored and developed with reasonable levels of forward risk. We anticipate financing these acquisitions with a combination of cash and shares of common stock.

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

Cash and cash equivalents

For purposes of the balance sheet and statement of cash flows, we consider all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At July 31, 2010 and 2009, we had no cash equivalents. We may, in the normal course of operations, maintain cash balances in excess of federally insured limits. We had cash balances of $29,025 and $436,806 as of July 31, 2010 and 2009 respectively.

Restricted cash

At July 31, 2010 and 2009, we had restricted cash of $NIL and $170,377 respectively. The restricted cash represents proceeds from the revolving loan payable to Macquarie (See Note 7) which are restricted as to use under the terms of the credit agreement. These funds may be used to pay lease operating expenses, note interest, certain fees associated with obtaining the note and certain general and administrative expenses. The Macquarie loan was paid off during the period ended July 31, 2010 and all of the restricted cash was transferred to available cash

Deferred financing cost

In connection with debt financing, $252,827 and $190,970 in debt financing costs were written off to interest expense during the year ended July 31, 2010 and 2009, respectively.

Concentrations of Credit Risk

All of our receivables are due from oil and natural gas purchasers. We sold approximately 96% and 4% of our oil and natural gas production to two customers during the year ended July 31, 2010. At July 31, 2010, these two customers accounted for approximately 98% and 2%, respectively of accounts receivable.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives ranging from three to five years.

Oil and gas properties

Full Cost Method

We account for oil and natural gas producing activities using the full cost method of accounting as prescribed by the United States Securities and Exchange Commission (SEC). Accordingly, all costs incurred in the acquisition, exploration, and development of proved oil and natural gas properties, including the costs of abandoned properties, dry holes, geophysical costs and annual lease rentals are capitalized. All general and administrative corporate costs unrelated to drilling activities are expensed as incurred. Sales or other dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded unless the ratio of capitalized costs to proved reserves would significantly change, or to the extent that the sale proceeds exceed our capitalized costs.

Depletion of evaluated oil and natural gas properties is computed on the units of production method based on proved reserves. The net capitalized costs of proved oil and natural gas properties are subject to a full cost ceiling limitation in which the costs are not allowed to exceed their related estimated future net revenues discounted at 10%, net of tax considerations. In accordance with SEC release 33-8995, prices based on the preceding 12-months' average price based on closing prices on the first day of each month, or prices defined by existing contractual arrangements, are used in deriving future net revenues discounted at 10%, net of tax. The application of the full cost method of accounting for oil and gas properties generally results in higher capitalized costs and higher depreciation, depletion and amortization rates compared to the successful efforts method of accounting for oil and gas properties.

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

Ceiling test

The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. Under full cost accounting rules, for each cost center, capitalized costs of proved properties, less accumulated amortization and related deferred income taxes, shall not exceed an amount (the "cost ceiling") equal to the sum of (a) the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current economic and operating conditions, discounted at 10 percent, plus (b) the cost of properties not being amortized, plus (c) the lower of cost or estimated fair value of any unproved properties included in the costs being amortized, less (d) any income tax effects related to differences between the book and tax basis of the properties involved. If capitalized costs exceed this limit, the excess is charged as an impairment expense. As of July 31, 2010 and 2009, our capitalized did not exceed this limit and hence no write down is necessary.

Asset retirement obligation

ASC 410-20, "Asset Retirement Obligations," addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. ASC 410-20 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying cost of the asset.

Our asset retirement obligations represent our best estimate of the fair value of our future abandonment costs associated with our oil and gas properties, including the costs of removal and disposition of tangible equipment, site and environmental restoration. We estimate the fair value of our retirement costs in the period in which the liability is incurred, if a reasonable estimate can be made. The determination of the fair value of an asset retirement obligation generally involves estimating the fair value of the obligation at the end of the property's useful life and then discounting it to present value using a credit adjusted, risk free rate of return. Estimating future asset removal costs is difficult and requires management to make estimates and judgments regarding the expected removal and site restoration costs, timing and present value discount rates. Changes in the estimated useful life and the fair value of the asset retirement obligation are imprecise since the removal activities will generally occur several years in the future and asset removal technologies and costs are constantly changing, as are political, environmental and safety considerations that may ultimately impact the amount of the obligations.

Derivatives

Derivative financial instruments that are utilized to manage or reduce commodity price risk related to our production are accounted for under the provisions of FASC 815-25 (formerly SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities"). Under this pronouncement, derivatives are carried on the balance sheet at fair value. If the derivative is not designated as a hedge, changes in the fair value are recognized in other income (expense).

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

As of July 31, 2010, we have discontinued the hedging activities.

Income Taxes

The Company accounts for income taxes under the provisions of FASB ASC Topic No. 740 (formerly SFAS No. 109, Accounting for Income Taxes) which provides for an asset and liability approach in accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts calculated for income tax purposes.

In recording deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets would be realizable. The Company considers the scheduled reversal of deferred income tax liabilities and projected future taxable income for this determination. The Company established a full valuation allowance and reduced its net deferred tax asset, principally related to the Company's net operating loss carryovers, to zero as of December 31, 2010 and 2009. The Company will continue to assess the valuation allowance against deferred income tax assets considering all available information obtained in future reporting periods. If the Company achieves profitable operations in the future, it may reverse a portion of the valuation allowance in an amount at least sufficient to eliminate any tax provision in that period. The valuation allowance has no impact on the Company's net operating loss ("NOL") position for tax purposes, and if the Company generates taxable income in future periods prior to expiration of such NOLs, it will be able to use its NOLs to offset taxes due at that time.

Contingencies

Legal

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

Revenue and cost recognition

We use the sales method to account for sales of crude oil and natural gas. Under this method, revenues are recognized based on actual volumes of oil and gas sold to purchasers. The volumes sold may differ from the volumes to which Doral is entitled based on the interest in the properties. These differences create imbalances which are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves. We had no production, revenue or imbalances as of July 31, 2010. Costs associated with production are expensed in the period incurred.

Stock-Based Compensation

ASC 718, "Compensation-Stock Compensation" requires recognition in the financial statements of the cost of employee services received in exchange for an award of equity instruments over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). We measure the cost of employee services received in exchange for an award based on the grant-date fair value of the award. We account for non-employee share-based awards based upon ASC 505-50, "Equity-Based Payments to Non-Employees."

Stock based compensation for fiscal years ended 2010 and 2009 were $954,958 and $381,335 respectively. These amounts are recorded as General and Administrative expenses.

Loss per Common Share

The Company accounts for earnings (loss) per share in accordance with FASB ASC Topic No. 260 - 10 (formerly SFAS No. 128, Earnings per Share), which establishes the requirements for presenting earnings per share ("EPS"). FASB ASC Topic No. 260 - 10 requires the presentation of "basic" and "diluted" EPS on the face of the statement of operations. Basic EPS amounts are calculated using the weighted average number of common shares outstanding during each period. Diluted EPS assumes the exercise of all stock options, warrants and convertible securities having exercise prices less than the average market price of the common stock during the periods, using the treasury stock method. When a loss from continuing operations exists, as in the periods presented in these condensed consolidated financial statements, potential common shares are excluded from the computation of diluted EPS because their inclusion would result in an anti-dilutive effect on per share amounts.

Fair value of financial instruments

The carrying value of cash and cash equivalents, accounts payable and accrued expenses and other liabilities approximates fair value due to the short term maturity of these instruments. The carrying value of the notes payable are believed to approximate their fair value as of July 31, 2010 based upon the relatively short period these instruments have been outstanding.

New Accounting Pronouncements

Effective December 14, 2009, the Company adopted FASB ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity's Own Stock (formerly Emerging Issues Task Force Issue No. 07-5, Determining Whether an Instrument or Embedded Feature is Indexed to an Entity's Own Stock). The adoption of FASB ASC Topic No. 815 - 40's requirements can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or "down-round" provisions). As a result of Doral issuing a convertible note on December 14, 2009, the Company adopted ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity's Own Stock (formerly Emerging Issues Task Force Issue No. 07-5, Determining Whether an Instrument or Embedded Feature is Indexed to an Entity's Own Stock). As such, the Company's outstanding warrants are classified as liabilities as of July 31, 2010 as these underlying units and warrants contain exercise price reset features and are no longer deemed to be indexed to the Company's own stock. See Note 12 for further discussion.

In June 2009, the FASB issued guidance which amends the consolidation guidance applicable to variable interest entities. This guidance is included in FASB ASC 810, Consolidation. The amendments significantly reduce the previously required quantitative consolidation analysis, and require ongoing reassessments of whether a company is the primary beneficiary of a variable interest entity. This new guidance also requires enhanced disclosures about an enterprise's involvement with a variable interest entity. The Company adopted this statement effective January 1, 2010. The adoption of the new guidance in FASB ASC 810 did not impact the Company's consolidated financial statements.

In January 2010, the FASB issued authoritative guidance intended to improve disclosures about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels, the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). This guidance was effective for Doral on January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010. As this guidance provides only disclosure requirements, the adoption of this standard did not impact the Company's results of operations, cash flows or financial position.

The Company does not expect that the adoption of recently issued accounting pronouncements will have a material impact on its financial position, results of operations, or cash flows.

Note 3 - GOING CONCERN

At July 31, 2010, the company had cash and cash equivalents of $29,025 and working capital deficit of $1,813,898. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2011 based on its current operating plan and condition.

The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue and reduction of costs, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

NOTE 4 -DISPOSITIONS OF EDDY COUNTY PROPERTIES

On April 30, 2010, management executed a contract to sell its domestic oil and gas properties located in Eddy County, New Mexico (the "Hanson Properties") and fixed assets, except for fixed assets located in its corporate office in Midland Texas, to Alamo Resources LLC ("Alamo"). The transaction was closed on June 15, 2010 and funds were received in the month of June, 2010. The total purchase price on closing was $10,370,990. In addition, Alamo has agreed to pay up to two additional production incentive payments ("PIP") of $750,000 each. The first PIP will be payable if Alamo increases gross production from the Properties by 500 BOE/day based on a 30 day average within 24 months after closing. The second PIP will be payable if Alamo increases gross production by a further 500 BOE/day (ie. a total increase of 1,000 BOE/day) during the same 24 month period.

The Company initially reported the disposition as "asset held for sale" or "discontinued operation" with the estimated loss on sales of oil and gas properties of $8,952,224 for the period ended April 30, 2010. Upon further research, it was determined that the sale of the properties does not meet the criteria for "asset held for sale" or "discontinued operation." Hence, the Company filed an 8K to announce its intention to restate its April 30, 2010 financial statements. The restatement will result in no impact to Net Income for the interim period April 30, 2010.

During the year ended July 31, 2010 and 2009, the Hanson Properties generated revenues of $1,510,352 and $1,832,146 respectively and operating loss of $177,147 and $213,900.

The Company received additional $391,132 from the sale of the properties for its oil inventory. The Company incurred post closing expenditures of $70,674. As a result the loss on sale of assets was $9,043,801 as of July 31, 2010.

NOTE 5 - OIL AND GAS PROPERTIES

Acquisition of Oil and Gas in Chavez and Roosevelt County from John Stearns

On June 14, 2010, the Company completed the acquisition of 6,800 acres of operated producing oil and gas assets (the "Stearns Properties") located in Chavez County and Roosevelt County, New Mexico. The total purchase price for the Stearns Properties was $1,700,000. The acquisition of the Stearns Properties was completed pursuant to that purchase and sale agreement entered into by the Company on June 14, 2010 (the "Stearns Agreement").

The Stearns Properties consists of 15 leases currently producing approximately 54 BOPD (8/8ths), with working interests ranging from 37.9% to 100%, with associated net revenue interests ranging from 32.3% to 87.5% . Current production is from the Permian Age, San Andres Formation, which produces at a depth of approximately 4,100 feet.

The Stearns Properties generated revenues of $153,857 and operating loss of $116,094 for 2010.

The effective date of this purchase was June 1, 2010. The $1,700,000 purchase price was allocated to lease and well equipments. Asset retirement obligations of $413,888 were recorded in connection with this acquisition.

Acquisition of Chaves and Roosevelt County O&G properties from Nordstrand Engineering

On July 15, 2010, the company acquired additional working interest in the same areas from Nordstrand Engineering at a cost including purchase price, legal and engineering fees of $41,550. The acquisition includes 3 producing oil fields and 20 wells (“Chaves County Properties”). The acquisition of the Chaves County Properties was completed pursuant to the terms of the Purchase and Sale Agreement dated July 15, 2010 between Nordstrand Engineering (the “Nordstrand”). The total cost of $41,550 was allocated to lease and well equipments. Asset retirement obligations of $205,012 were record in connection with this acquisition.

The operation of the Chaves County Properties has not commenced as of July 31, 2010.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

		Chaves
	Stearns	County
	Properties	Properties

Proved Oil and Gas properties
Wells and equipments	$1,700,000	$41,550
Asset Retirement Obligation	410,188	203,200

Total assets acquired	$2,110,188	$244,750

Long term liabilities:
Asset Retirement Obligation	$410,188	$203,200

Total liabilities assumed	$410,188	$203,200

Net assets acquired	$1,700,000	$41,550

Unaudited Pro Forma Operating Results

The following table reflects the unaudited pro forma results of operations as though the Stearns acquisitions had occurred on August 1, 2009. The pro forma amounts are not necessarily indicative of the results that may be reported in the future;

	Doral		Stearns	July 31, 2010
	Historical		Historical	Combined

Revenues – oil and gas sales	$1,664,209		$913,973	$2,578,182

Expenses:
Operating costs	1,657,931		334,654	1,992,585
Production taxes	163,980		73,737	237,717
Depreciation, depletion and amortization	394,643		-	394,643
Accretion expense	36,717		-	36,717
Loss (gain) on sale of oil and gas properties	9,043,801		-	9,043,801
General and administrative	3,137,272		-	3,137,272
Total expenses	14,433,344		408,391	14,842,735
Loss from operations	(12,770,135)		505,582	(12,264,553)

Other income (expense):
Gain on financial instrument derivatives	197,940			197,940
Loss on settlement of debt	(272,557)			(272,557)
Other Income	18,106			18,106
Interest Expense	(911,043)		-	(911,043)
Net gain(loss) on oil and gas derivative contracts	(67,020)			(67,020)
Loss before income	(13,804,709)		505,582	(13,299,127)
Income tax expense	(8,071)		-	(8,071)
Loss from continuing operations	(13,796,638)		505,582	(13,291,056)
Net loss per share:	$(0.15)	$
Basic and diluted
Weighted shares outstanding
Basic and diluted	90,106,491

The prior year information was not presented as the management has determined that it is impractical to obtain the information as defined by ASC 250-10-45-9(a).

Cave Pool Project – Eddy County, New Mexico

On October 28, 2009, Doral West Corp. (“Doral West”), a wholly owned subsidiary of Doral Energy Corp., entered into an agreement (the “Blugrass Agreement”) with Blugrass Energy Inc. (“Blugrass”) to purchase a 40% working interest in certain oil and gas properties (the “Cave Pool Unit Properties”) located in and around the Cave Pool Unit in Eddy County, New Mexico, approximately 5 miles northwest of Loco Hills, New Mexico. The effective date of the acquisition was October 12, 2009. However, due to legal issues, the transaction was not closed. See ITEM 2 in this Form 10K.

As of July 31, 2010, Blugrass is in default of their obligations under the Blugrass Agreement due to a breach of various representations and warranties. Doral and Blugrass are currently in negotiations to amend the terms of the Blugrass Agreement to avoid legal actions that could prove to be costly to both parties. As of July 31, 2010, the Company has paid in excess of $200,000 in expenses related to environmental issues related to the Cave Pool properties and recorded it as expenses as Doral is seeking to divest the interest in the Cave Pool Properties if it is successful in amending the terms of the Blugrass Agreement

NOTE 6 – ASSET RETIREMENT OBLIGATION

Asset retirement obligation activity for the years ended July 31, 2010 and 2009 are as follows:

	2010	2009
Asset retirement obligations, beginning of period	$903,654	$918,902
Asset retirement obligation incurred	613,389	-
Change in estimate	(135,163)	(90,068)
Change due to sale of Hanson O&G properties	(799,697)	-
Accretion expense	36,717	74,820
Asset retirement obligations, end of period	$618,900	$903,654

NOTE 7 – NOTES PAYABLE

Notes payable consist of the following as of July 31, 2010 and 2009:

	2010	2009
Little Bay Consulting	$520,000	$520,000
Green Shoe Investments, net of discount of $0 and $118,523	487,000	668,477
Macquarie Ltd.	-	5,888,196
Note payable to related party, net of discount of $0 and $250,000	450,000	250,000
Other	-	40,000
Vehicle and trailer notes	70,249	181,960
Total notes payable	1,527,249	7,548,633
Less: current portion	(1,470,849)	6,917,849
Noncurrent notes payable	$56,403	$630,784

Repayments are as follows:

Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015 and thereafter
$1,470,849	$56,403	$	$	$

Little Bay Notes Payable

On March 7, 2008, Doral entered into a loan agreement with Little Bay Consulting SA (“Little Bay”) pursuant to which Little Bay agreed to loan the Company $220,000. On July 18, 2008, Doral received an additional $100,000 from Little Bay. The loans from Little Bay are unsecured, carry an annual interest rate of 5.0%, are due July 1, 2010, and July 18, 2010 respectively and are nonconvertible. As of July 31, 2010, the loan is in default. Doral is currently working with the lender to get extension on the maturity date

During October 2008, Doral borrowed additional $200,000 from Little Bay Consulting SA. The loans are unsecured, carry an annual interest rate of 5.0%, and are due October 1, 2010 and is currently in default. The Company is in the process to re-negotiate with the lender.

Green Shoe Investments

In May 2009, Doral borrowed $150,000 and agreed to repay $300,000 to Greenshoe Investments Ltd. The loan is unsecured, carries an annual interest rate of 0.0%, is due ten days after the maturity of our Macquarie Credit Agreement and is convertible at $1 per share. The difference in proceeds and the repayment amount resulted in a discount of $150,000 that was being amortized over the term using the effective interest method. As of April 30, 2010, the discount had been fully amortized. As of July 31, 2010, the Company repaid the $300,000 convertible note in full.

In May, 2009, Doral also agreed to pay Greenshoe additional $150,000 if the Company sells, transfers or otherwise disposes of all or substantially all of the Hanson Properties, including, but not limited to, any realization by a secured debtor of the Company of their security interest in the Hanson Properties. On April 30, 2010, management executed a contract to sell its domestic oil and gas properties located in Eddy County, New Mexico (the “Hanson Properties”) and fixed assets, to Alamo Resources LLC (“Alamo”), see Note 4. As a result, the Company is obligated to make the payment to Greenshoe.

As of July 31, 2010, the Company paid Greenshoe the $150,000 and it was included in the loss on sale of assets.

As of July 31, 2010, the Company still owed Green Shoe Investments $487,000 in notes payable from 2008.

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

The Forbearance Period was extended due to Doral delivering Macquarie a purchase and sale agreement with a non-affiliate by April 1, 2010. To qualify for the extension, the purchaser would be required to provide a down payment of $500,000 or otherwise provide satisfactory evidence that it is capable of completing the transaction.

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

Under the terms of the Forbearance Agreement, if at any time during the Forbearance Period we divest greater than 50% of our working interest in the properties that we acquired from Hanson Energy in July 2008 (the “Hanson Properties”), and such divesture results in all monetary obligations being fully repaid to Macquarie, Macquarie has agreed to reconvey the Net Profits Interest conveyed as part of the Macquarie Credit Agreement to us upon full repayment to Macquarie of the amounts owed under the Macquarie Credit Agreement and payment of the $500,000 which will be paid by Doral to Macquaire Investment LLC at the closing of such divestiture. The $500,000 has been accounted for as loss on sale of assets as of July 31, 2010.

In accordance with the loan agreements, the Company made principal payments of $114,001 during the nine months ended April 30, 2010.

On June 15, 2010, Doral sold certain oil and gas properties located in Eddy County, New Mexico (the “Hanson Properties”) to Alamo 3

NOTE 8 — RELATED PARTY TRANSATIONS

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

On March 8, 2010, WS Oil and Gas assigned $35,000 of the amount due under the W.S. Oil Note to War Chest Multi-Strategy Fund, LLC ("War Chest"). On March 8, 2010, we executed a Debt Settlement Agreement with War Chest to settle the outstanding debt and changed the conversion price on this note to a fixed conversion price of $0.033. The holder converted the $35,000 into 1,060,606 shares of our common stock.

On April 29, 2010, WS Oil and Gas assigned $15,000 of the amount due under the WS Oil Note to War Chest Multi-Strategy Fund LLC ("War Chest"). On March 8, 2010, we executed a Debt Settlement agreement with War Chest to settle the outstanding debt and changed the conversion price on this note to a fixed conversion price of $0.02. The holder converted the $15,000 into 750,000 shares of our common stock.

As a result of the modification of the terms of the conversion features of the $35,000 and $15,000 notes above, Doral applied ASC 470-50-40/55 (formerly APB 26) "Debtor's Accounting for a Modification or Exchange of Debt Instrument" and concluded that the revised terms constituted a debt extinguishment rather than debt modification because the change in the fair value of the embedded conversion features immediately before and after the modification exceeded 10% of the original loan balance. Accordingly, the Company recorded a total of $53,750 as loss on debt extinguishment on the two notes above.

On June 11, 2010, we entered into an agreement with Everett Willard Gray, II, our Chief Executive Officer and Chairman of our Board of Directors, for the principal sum of $68,800 on account of amounts advanced by Mr. Gray to us for payment of certain operating and administrative expenses. Under the terms of our loan agreement with Mr. Gray, we have paid Mr. Gray a total of $75,680 on account of principal and interest in June, 2010.

Accounts payable to Will Gray represent amounts owed for reimbursement of general and administrative costs paid on behalf of Doral.

NOTE 9 — VEHICLE AND TRAILER NOTES

During the year ended July 31, 2009, we entered into two note agreements to finance the acquisition of a vehicle and an office trailer. These notes require monthly payments of principal and interest, bear interest at rates between 5.75% and 9.69%, are secured by the assets they financed, and mature in five years.

During the year ended July 31, 2010, Doral paid off one of the notes to finance the acquisition of a vehicle.

NOTE 10 — CONVERTIBLE NOTE PAYABLE AND DERIVATIVES

On December 14, 2009, we received cash proceeds of $200,000 in exchange for a 4% Convertible Note Payable. The note bears interest at 4% per year and matured June 30, 2010. The note is convertible only in whole into Units at $0.10 per Unit. Each Unit consists of one share of common stock and one warrant to purchase a share of common stock at a price of $0.20 per share for a term of three years. The note contains a ratchet provision which adjusts the exercise price of the Units if we issue common stock at a price lower than the $0.10 per Unit conversion price in the 4% Convertible Note Payable. As a result, the Company assessed the terms of the convertible note in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity's Own Stock (formerly Emerging Issues Task Force Issue No. 07-5, Determining Whether an Instrument or Embedded Feature is Indexed to an Entity's Own Stock) and determined that the underlying Units are not indexed to the Company's common stock and are therefore a derivative which should be valued at fair value at the date of issuance and at each subsequent interim period.

As of December 14, 2009 (date of issuance), the fair value of the derivatives was $756,689. As a result, we recorded a discount of $200,000 on the convertible note, a derivative liability of $756,689, and an inception loss of $556,689.

On March 3, 2010, Doral entered into a cancellation agreement of the December 14, 2009 Convertible note and agreed to issue 2,000,000 warrant shares to the lender. In return, the lender agreed to loan the company an additional $50,000 and to remove the conversion feature embedded in the original convertible note. As a result, the $200,000 convertible note has become a simple promissory note with principal of $250,000 with interest rate of 15% and matures on May 1st, 2010. Doral evaluated the application of, ASC 470-50-40/55 (formerly APB26) "Debtor's Accounting for a Modification or Exchange of Debt Instrument" and concluded that the revised terms constituted a debt extinguishment rather than a debt modification because the present value of the cash flows under the terms of the new instrument, was greater than 10% from the present value of the remaining cash flows under the terms of the original notes. On March 3, 2010, we determined the derivative liability associated with the embedded conversion features of the original $200,000 note to be $60,364 and unamortized discount to be $163,434. These amounts have been included in the loss on debt extinguishment that totaled $271,357 as of July 31, 2010.

The 2,000,000 warrants issued have a life of three years from the issuance date and each warrant share entitles the holder to purchase one common shares of the Company at a price of $0.05 per share. The warrants contain ratchet provisions which adjust the exercise price and the number of shares to be issued upon conversion if the Company issues common stock at a price lower than the fixed conversion prices.

As a result, the Company adopted ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity's Own Stock (formerly Emerging Issues Task Force Issue No. 07-5, Determining Whether an Instrument or Embedded Feature is Indexed to an Entity's Own Stock) and determined that the underlying Units are not indexed to the Company's common stock and should be valued at fair value at the date of issuance and at each subsequent interim period.

On March 3, 2010 (date of issuance), we recorded the fair value derivative liability for $114,502. This amount is included in the loss on debt extinguishment that totaled $271,357 as of July 31, 2010.

The revaluation of the derivative as of July 31, 2010 resulted in a value of derivative liability of $56,233. The decrease in value resulted in a gain on derivatives of $58,269.

The fair value of the derivative was determined using the Black-Scholes option pricing model with the following assumptions:

		December 14,		March 3,		July 31,
		2009		2010		2010
Stock price on the measurement date		$0.25		$0.62		$.31
Fair value of Warrant on measurement date	$	N/A		$0.06		$.03
Fair value of Unit on measurement date		$0.47	$	N/A	$	N/A
Warrant term		3 years		3 years		2.59
Unit term		0.54 years		N/A		N/A
Warrant volatility		202%		198%		222%
Unit volatility		139%		N/A		N/A
Expected dividends		0%		0%		0%

In order to determine the value of the Units on the measurement date, we estimated the fair value of the warrants using the Black-Scholes option pricing model and the assumptions above and added that to the fair value of the common stock on the measurement date.

As of July 31, 2010, Doral paid $250,000 towards the principal and $17,188 towards the interest.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

A former consultant filed a civil action against the Company for money damages. The Company does not believe the allegations have merit, but management agreed to settle all claims for $38,500 on July 28, 2010 and accrued a liability accordingly.

From time to time Doral may become involved in litigation in the ordinary course of business. At the present time the Company’s management is not aware of any such litigation.

The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. We maintain insurance coverage, which we believe is customary in the industry, although we are not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of July 31, 2010, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company’s properties.

NOTE 12 – INCOME TAXES

Deferred income taxes are recorded at the expected tax rate of 35%. SFAS No. 109, ASC 740 “Accounting for Income Taxes”, the provision for income taxes is computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. Reconciliation between actual tax expense (benefit) and income taxes computed by applying the combined U.S. federal income tax rate and state income tax rate to net loss is as follows:

	July 31,	July 31,
	2010	2009
Computed at U.S. and State statutory rates	$(2,724,445)	(667,524)
Changes in valuation allowance	2,716,374	677,126
Total	$(8,071)	9,602

	July 31,	July 31,
	2010	2009
Deferred tax asset attributable to:
Other items	$265,876	(9,602)
Prior Year True Up	(8,931)
Net operating loss	$2,467,500	677,126

Less: valuation allowance	(2,716,374)	(677,126)

Total	$(8,071)	(9,602)

The components giving rise to the deferred tax assets described above have been included in the accompanying consolidated balance sheet as noncurrent assets. As of July 31, 2010 and 2009, the deferred tax assets are net of a valuation allowance of $2,733,376 and $677,126 respectively, based on the amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. At July 31, 2010, Doral had loss carry-forwards of approximately $7.3 million for tax purposes which will begin to expire in 2026.

NOTE 13 - STOCKHOLDERS' EQUITY

Effective September 14, 2009, the Company amended its Articles of Incorporation by a forward split of its issued and authorized capital on a 5-for-1 basis. Accordingly, the Company's outstanding shares were increased on a 5-for-1 basis such that each shareholder now holds five shares for each one share previously held. All share and per-share data (except par value) have been adjusted to reflect the retroactive effect of the reverse stock split for all periods presented.

In August 2008, Doral completed an additional private placement of 8,040 shares of common stock at a price of $0.63 per share and received total cash proceeds of $5,025.

In January 2009, Doral issued 250,000 shares of common stock at a price of $0.50 per share and received services totaling $125,000.

In March 2009, Doral received subscription proceeds of $25,000 for the sale of 71,430 shares of common stock under Doral's $0.35 per share offering. The shares subscribed for have not yet been issued by the Company; however, they are reflected in outstanding shares for accounting purposes.

In April 2009, Doral entered into an agreement to modify the terms of their letter agreement with Miltex. Doral issued 125,000 shares of the company’s common stock at a price of $0.57 in exchange for an extension of the closing date of their agreement. In May 2009, Doral issued an additional 125,000 shares of the Company’s common stock at a price of $0.61 per share in exchange for an additional extension of the closing date of their agreement. The Company recorded the stock payments as deposit and later included it as gain on sale of oil and gas properties when it sold its Miltex’s right during the year ended July 31, 2009.

In June 2009, Doral issued 300,000 shares of its common stock in exchange for services. The shares were valued at $0.58 per share for a total of $174,600 based on the market value of the shares on the date of grant. The shares vested immediately.

In June and July 2009, Doral issued 196,000 shares of its common stock as a result of the exercise of stock options with a strike price of $0.50 per share or $98,000 total. Doral and the holder of the option agreed to offset amounts payable for legal fees of $98,000 in lieu of the receipt of cash for the exercise price.

Settlement of notes payable into common shares

On March 8, 2010, we issued 1,060,606 shares of our common stock to settled outstanding notes payable of $70,000 See Note 7.

On April 29, 2010, we issued 750,000 shares of our common stock to settled outstanding notes payable of $33,750. See Note 7.

Warrants

The following warrants were issued during the year ended July 31, 2010 to convertible note holders. (see Note 10)

There were no warrants outstanding prior to July 31, 2009.

Weighted-
average
		Weighted-	Remaining
	Number of	average	Contractual	Aggregate
	Shares	Exercise	Term	Intrinsic
		Price	(years)	Value
Outstanding at July 31, 2009	-	$-
Granted	2,000,000	$.03
Exercised	-	-
Forfeited	-	$-
Expired	-	-
Outstanding and Exercisable at July 31, 2010	2,000,000	$.03	2.59	$-

The following summarizes our outstanding warrants and their respective exercise prices at July 31, 2010 (share amounts in thousands):

Shares
Exercise	Underlying
Price	Warrants
$.03	2,000,000

Stock options

Stock option activity summary is presented in the table below:

				Weighted-
				average
			Weighted-	Remaining
	Number of		average	Contractual	Aggregate
	Shares		Exercise	Term	Intrinsic
			Price	(years)	Value
Outstanding at July 31, 2008	-		-	-
Granted	500,000		0.50
Exercised	(196,000)		0.50
Forfeited	-
Expired	-
Outstanding at July 31, 2009	304,000		$.50
Granted	5,094,000		$.07
Exercised	(3,160,800)		(.08)
Forfeited	-	$
Expired	-		-
Outstanding and Exercisable at July 31, 2010	2,237,200		$.11	4.78	$-

As of July 31, 2010, Doral has 2,237,200 exercisable options shares outstanding.

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

In June and July 2009, Doral issued 196,000 options were exercised for a total of $98,000. Doral and the holder of the option agreed to offset amounts payable for legal fees of $98,000 in lieu of the receipt of cash for the exercise price.

On October 27, 2009, we issued options to purchase 200,000 shares of common stock to an entity for professional services. The options were vested immediately and had an exercise price of $0.33 and a term of five years. The fair value of the options granted during the year ended July 31, 2010 was estimated at the date of grant using the Black-Scholes option-pricing model at $76,931. The following assumptions were used in the model:

Estimated market value of stock on grant date	$.39
Risk-free interest rate	1.51%
Dividend yield	0.00%
Volatility factor	216.53%
Expected life	5

On December 3, 2009, we issued options to purchase 200,000 shares of common stock to an entity for professional services. The options were vested immediately and had an exercise price of $0.26 and a term of five years. The fair value of the options granted during the year ended July 31, 2010 was estimated at the date of grant using the Black-Scholes option-pricing model at $56,766. The following assumptions were used in the model:

Estimated market value of stock on grant date	$.29
Risk-free interest rate	2.14%
Dividend yield	0.00%
Volatility factor	202.29%
Expected life	5

On December 17, 2009, we issued options to purchase 594,000 shares of common stock to an entity for professional services. The options were vested immediately and had an exercise price of $0.18 and a term of five years. The fair value of the options granted during the year ended July 31, 2010 was estimated at the date of grant using the Black-Scholes option-pricing model at $125,093. The following assumptions were used in the model:

Estimated market value of stock on grant date	$.22
Risk-free interest rate	2.24%
Dividend yield	0.00%
Volatility factor	202.29%
Expected life	5

On March 24, 2010, we issued options to purchase 1,000,000 shares of common stock to an entity for professional services. The options were vested immediately and had an exercise price of $.025 and a term of five years. The fair value of the options granted during the year ended July 31, 2010 was estimated at the date of grant using the Black-Scholes option-pricing model at $39,082. The following assumptions were used in the model:

Estimated market value of stock on grant date	$.04
Risk-free interest rate	2.62%
Dividend yield	0.00%
Volatility factor	193%
Expected life	5

On April 16, 2010, we issued options to purchase 1,100,000 shares of common stock to an entity for professional services. The options were vested immediately and had an exercise price of $.03 and a term of five years. The fair value of the options granted during the year ended July 31, 2010 was estimated at the date of grant using the Black-Scholes option-pricing model at $31,969. The following assumptions were used in the model:

Estimated market value of stock on grant date	$.03
Risk-free interest rate	2.49%
Dividend yield	0.00%
Volatility factor	190%
Expected life	5

On July 28, 2010, we issued options to purchase 2,000,000 shares of common stock to an entity for professional services. The options were vested immediately and had an exercise price of $.025 and a term of five years. The fair value of the options granted during the year ended July 31, 2010 was estimated at the date of grant using the Black-Scholes option-pricing model at $60,653. The following assumptions were used in the model:

Estimated market value of stock on grant date	$.031
Risk-free interest rate	1.75%
Dividend yield	0.00%
Volatility factor	200%
Expected life	5

Exercise of stock options

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

On March 24, 2010, we issued 821,900 shares of common stock in exchange for the exercise of stock option with an exercise price of $0.03 per share. We received no cash proceeds upon the exercise of the stock options and recorded the exercise price of $20,548 which would have been due upon exercise of 821,900 shares as current period expense.

On April 16, 2010, we issued 1,100,000 shares of common stock in exchange for the exercise of stock option with an exercise price of $0.03 per share. We received no cash proceeds upon the exercise of the stock options and recorded the exercise price of $33,000 which would have been due upon exercise of 1,100,000 shares as current period expense.

On July 28, 2010, we issued 362,900 shares of common stock in exchange for stock option with an exercise price of $.03 per share. We received no cash proceeds upon the exercise of the stock options and recorded the exercise price of $11,250 which would have been due upon exercise of 362,900 shares as current period expense.

Stock issued for services

On May 28, 2010, a total of 5,000,000 shares were issued to employees of Doral under its 2009 Stock Incentive Plan. The shares had a fair value of $190,000 and were recognized as stock based compensation as of July 31, 2010.

On July 12, 2010, the Company entered into one year consulting agreement with "Financial Advisor" Company, to provide services to advise the Company regarding strategic matter. Either party may terminate this agreement without penalty after the six month anniversary of the agreement. Doral is contractually liable to pay the "Financial Advisor" 9,600,000 shares at fair value of $374,400. The company valued the shares based on market value on the date of agreement, and recognized a compensation expense of $374,400 since shares have vested and are non-forfeitable as of July 31, 2010.

NOTE 14 - DERIVATIVE INSTRUMENTS AND PRICE RISK MANAGEMENT ACTIVITIES

On August 6, 2008, in accordance with a requirement of the Credit Agreement, Doral entered into a Costless Collar with Macquarie. The net effect of the costless collar is that if the monthly average price of NYMEX WTI Crude Oil futures drops below $100 per barrel, the Company effectively receives $100 for each barrel of production covered by the costless collar. If the NYMEX WTI Crude Oil futures price rises above $131 per barrel, the Company receives $131 per barrel for each barrel of production covered by the costless collar. The result is a "floor" on the price of $100 and a "ceiling" of $131.

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

In 2008, we entered into commodity derivative financial instruments intended to hedge our exposure to market fluctuations of oil and natural gas prices. We adopted ASC 815-25 (see below).

ASC 815-25 (formerly SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”) requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of each derivative is recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. To make this determination, management formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed, and a description of the method of measuring effectiveness. This process includes linking all derivatives that are designated as cash-flow hedges to specific cash flows associated with assets and liabilities on the balance sheet or to specific forecasted transactions. Based on the above, management has determined the swaps noted above do not qualify for hedge accounting treatment.

For the year ended July 31, 2009 and 2010, we had a net derivative asset of $413,879 and a net derivative liability of $NIL with the change in fair value reflected in other income (expense). Realized hedge gains totaled $903,960 and $67,080 for the year ended July 31, 2009 and 2010. (See NOTE 15)

As of July 31, 2010, we had closed out all commodity derivative contracts.

NOTE 15 – FAIR VALUE MEASUREMENTS

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

The following table presents Doral’s assets and liabilities recognized in the balance sheet and measured at fair value on a recurring basis as of July 31, 2009

	Input Levels for Fair Value
			Measurements
Description	Level 1	Level 2	Level 3	Total
Assets:
Commodity derivatives	$-	$-	$413,879	$413,879
	$-	$-	$413,879	$413,879
Liabilities:
Derivative liability	$-	$-	$-	$-
Commodity derivatives	-	-	-	-
	$-	$-	$-	$-

The following table presents Doral’s assets and liabilities recognized in the balance sheet and measured at fair value on a recurring basis as of July 31, 2010:

	Input Levels for Fair Value Measurements
Description	Level 1	Level 2	Level 3	Total
Assets:
Commodity derivatives	$-	$-	$-	$-
	$-	$-	$-	$-
Liabilities:
Derivative liability	$-	$-	$56,233	$56,233
Commodity derivatives	-	-	-	-
	$-	$-	$56,233	$56,233

NOTE 16 - SUBSEQUENT EVENTS

In October 2010, we issued 924,200 shares of common stock in exchange for the exercise of stock options with an exercise price of $0.028 per share. We agreed to reduce amounts payable to the holder in exchange for the exercise price of $25,878 which would have been due upon exercise. We received no cash proceeds upon the exercise of the stock options.

In August, 2010, we settled $28,500 in accrued salaries by assigning title to one of our vehicles which had a carrying book value that approximated the accrued amount.

On September 1, 2010, Doral Energy Corp. (the "Company") issued a convertible note (the "AFLP Note") to the Angirekula Family Limited Partnership ("AFLP") in the amount of $50,000. The AFLP Note is payable on March 1, 2011 or upon written demand by AFLP and accrues interest at a rate of twenty-one percent (21%) per annum. Under the terms of the AFLP Note, AFLP may at any time convert the outstanding principal of the AFLP Note into fully-paid non-assessable shares of the Company's common stock at a 50% discount to the average fair market value of the Company's common stock for the five consecutive trading days prior to the date the conversion right is exercised but not to exceed 135% of the low bid price of the Company's common stock on September 1, 2010. In the event of a reverse stock split, the ceiling price will not be adjusted. The note is unsecured.

On September 15, 2010, WS Oil and Gas assigned $25,000 of the amount due under the WS Oil Note to War Chest Multi-Strategy Fund LLC ("War Chest"). On September 21, 2010, we executed a Debt Settlement agreement with War Chest to settle the outstanding debt and changed the conversion price on this note to a fixed conversion price of $.0125. The holder converted the $25,000 into 2,000,000 shares of our common stock.

On September 28, 2010, the Company entered into a loan and security agreement (the "Loan Agreement") with Pure Gas Partners II, L.P. ("Pure Gas"), pursuant to which Pure Gas agreed to loan to the Company $250,000 with interest payable thereon at a rate of 5% per annum. The Company has agreed to make monthly installments of accrued interest beginning on November 1, 2010 and on the first day of each successive month thereafter, with a final payment of all remaining amounts payable under the Loan Agreement on account of principal and interest due on March 31, 2011 (the "Due Date"). The Company has the right to prepay all amounts due on account of principal at any time prior to the Due Date. As collateral for all amount payable under the Loan Agreement, the Company granted to Pure Gas a security interest in all of the Company's assets.

NOTE 17 - SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

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

The Company retained an independent reserve engineer to perform an evaluation of proved reserves as of July 31, 2010 and 2009. Results of drilling, testing and production subsequent to the date of the estimates may justify revision of such estimates. Accordingly, reserve estimates are often different from the quantities of crude oil and natural gas that are ultimately recovered. All of the Company’s reserves are located in the United States.

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

Capitalized Costs Relating to Oil and Gas Producing Activities as of July 31, 2010 and 2009:

	2010	2009
Proved properties
Mineral interests	$-	$-
Wells, equipment and facilities	2,354,939	20,316,131
Total proved properties	2,354,939	20,316,131

Unproved properties
Mineral interests	$-	$-
Uncompleted wells, equipment and facilities	-	-
Total unproved properties	-	-

Less: accumulated depreciation, depletion and amortization	48,270	419,068
Net capitalized costs	$2,306,669	$19,897,062

Costs Incurred in Oil and Gas Producing Activities for the Years Ended July 31, 2010 and 2009:

	2010	2009
Acquisition of proved properties	$1,741,550	$571,953
Acquisition of unproved properties	-	-
Development costs	70,000	363,566
Exploration costs	-	-
Total costs incurred	$1,811,550	$935,519

Results of Operations for Oil and Gas Producing Activities for the Year Ended July 31, 2010 and 2009:

	2010	2009
Revenues	$1,807,409	$1,832,146
Production costs	1,863,652	2,046,043
Exploration expenses	-	-
Depreciation, depletion and amortization	394,643	419,068
Accretion expense	36,717	74,820
Income (loss) before income tax	(487,603)	(707,785)
Income tax	-	-
Results of operations from oil and gas producing activities	$(487,603)	$(707,785)

Proved Reserves:

Doral’s proved oil and natural gas reserves have been estimated by independent petroleum engineers. Proved reserves are the estimated quantities that geologic and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods. Due to the inherent uncertainties and the limited nature of reservoir data, such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimate. Revisions result primarily from new information obtained from development drilling and production history; acquisitions of oil and natural gas properties; and changes in economic factors. All proved reserves are located in the United States. Proved reserves as of July 31, 2009 and 2010 are summarized in the table below:

Proved Natural Gas and Oil Reserves at July 31, 2009:

	Oil	Gas
	(Bbls)	(Mcf)
Proved reserves - beginning of period	4,928,090	3,222,420
Purchase of minerals in place	(33,701)	(8,880)
Production	(1,816,083)	(1,577,190)
Proved reserves - end of period	3,078,306	1,636,350
Proved developed reserves - end of period	516,679	50,639

Proved Natural Gas and Oil Reserves at July 31, 2010:

	Oil	Gas
	(Bbls)	(Mcf)
Proved reserves - beginning of period	1,029,546	-
Purchase of minerals in place	2,345	-
Production	-	-
Proved reserves - end of period	-	-
Proved developed reserves - end of period	1,027,201

Standardized Measure of Discounted Future Net Cash Flows at July 31, 2010 and 2009:

	2010	2009
Future cash inflows	$71,567,654	$206,396,306
Future production costs	(27,256,670)	(48,313,327)
Future development costs	(20,396,280)	(24,167,676)
Future income taxes	(7,627,197)	(40,049,802)
10% annual discount for estimated timing of cash flows	(13,459,497)	(54,256,189)
Standardized measure of discounted future net cash flows:	$2,828,010	$39,609,312

Future cash inflows are computed by applying year-end commodity prices, adjusted for location and quality differentials on a property-by-property basis, to year-end quantities of proved reserves, except in those instances where fixed and determinable price changes are provided by contractual arrangements at year-end.

In our 2010 year-end reserve report, we used the average price of oil at the first of the month for the preceding twelve months period which is $69.67 per barrel. No gas reserve was estimated for the new properties

In our 2009 year-end reserve report, we used the July 31, 2009 NYMEX oil price of $50.00 per barrel and NYMEX natural gas price of $3.75 per MMbtu, adjusted by property for energy content, quality, transportation fees, and regional price differentials.

Future production and development costs, which include dismantlement and restoration expense, are computed by estimating the expenditures to be incurred in developing and producing the Company’s proved crude oil and natural gas reserves at the end of the year, based on the year-end costs, and assuming continuation of existing economic conditions. While the Company believes that future operating costs can be reasonably estimated, future prices are difficult to estimate since market prices are influenced by events beyond its control. Future global economic and political events will most likely result in significant fluctuations in future oil prices, while future U.S. natural gas prices will continue to be influenced by primarily domestic market factors, including supply and demand, weather patterns and public policy.

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

Changes in Standardized Measure of Discounted Future Net Cash Flows for the Year Ended July 31, 2010 and 2009:

	2010	2009
Beginning of period	$39,609,312	$100,823,493
(Purchase of minerals in place)	4,152,322	-
Sales of minerals in place	(37,789,320)	-
Net changes in prices and production costs	-	(98,826,251)
Sales of oil and gas produced, net of production costs	(1,819,989)	213,897
Net change in income taxes	(1,324,315)	34,287,522
Timing and other	-	3,110,651
End of period	$2,828,010	$39,609,312

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9AT.        CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In the year ending July 31, 2010, Doral’s management team conducted tests of its disclosure control and procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, due to the loss of a number of employees, we no longer have the capacity to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In management’s opinion, based on the assessment completed for the year ended July 31, 2010, and as of July 31, 2010, the disclosure controls and procedures are not operating effectively.

There have been no changes in internal control over financial reporting during the fourth quarter that could materially affect or is reasonably likely to affect our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

Doral’s management is responsible for establishing and maintaining systems of adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and Disclosure Controls and Procedures as such term is defined in Exchange Act Rule 13a-15(e) . Because of its inherent limitations, internal control over financial reporting and disclosure controls and procedures may not prevent or detect misstatements.

In the year ending July 31, 2010 Doral’s management team conducted tests of its internal control over financial reporting in accordance with the standards set forth by the Public Company Accounting Oversight Board ("PCAOB") in the United States. In accordance with these standards, management assessed and tested, on a sample basis, Doral’s internal control over financial reporting according to a comprehensive risk analysis using the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). It is management's opinion that the testing methodology of the internal control framework is appropriate and provides reasonable assurance as to the integrity and reliability of the internal control over financial reporting.

In management's opinion, based on the assessment completed for the year ended July 31, 2010, and as of July 31, 2010, the internal controls over financial reporting are not operating effectively. This is due to limited personnel and a lack of segregation of duties. In connection with the preparation of this report, we discovered that, due to the difficulty experienced by management in applying complex accounting standards, our control environment is dependent upon a review function and the ability to recognize and obtain assistance for complex transactions, which does not exist. The ineffectiveness of these controls resulted in adjustments related to the recording of stock based compensation and purchase price adjustment.

The annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the

Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.            OTHER INFORMATION

All information required to be disclosed in a report on Form 8-K since the end of our third fiscal quarter ended April 30, 2010 has been previously reported by us on Form 8-K.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their ages and titles are as follows:

Name	Age	Position

Everett Willard Gray, II	35	Chairman, Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director

Brad E. Heidelberg	35	Director

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

Brad E. Heidelberg has been a member of our Board of Directors since June 4, 2010. For the past five years, Mr. Heidelberg has been a practicing attorney in Midland, Texas.

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

Significant Employees

Other than Mr. Gray and Mr. Heidelberg, we do not currently have any significant employees.

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

During the fiscal year ended July 31, 2010, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act:

Name and Principal Position	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Everett Willard Gray, II	25	25	None
Chairman, Chief Executive Officer, Chief
Financial Officer, President, Secretary,
Treasurer and Director

Brad E. Heidelberg	None	None	None
Director

Paul C. Kirkitelos	None	None	None
Former Chairman, Former CFO, Former
Secretary, Former Treasurer & Former Director

H. Patrick Seale(3)
Former President, Former COO & Former	2	2	None
Director

ITEM 11.            EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K during the fiscal years ended July 31, 2010 and 2009.

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year Ended July 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Everett Willard Gray, II(1) Chairman, CEO, CFO, President, Secretary, Treasurer & Director	2010 2009	$180,000 $180,000	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$12,586 $12,586	$192,586 $192,586
Paul C. Kirkitelos(2) Former Chairman, Former CFO, Former Secretary, Former Treasurer & Former Director	2010 2009	$0 $30,000	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $30,000
H. Patrick Seale(3) Former President, Former COO & Former Director	2010 2009	$150,000 $180,000	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$150,000 $180,000
Notes:
(1)	Pursuant to a verbal agreement, we pay Mr. Gray a salary of $180,000 per year, beginning May 23, 2009. In addition, we provide Mr. Gray with a vehicle allowance in the amount of $1,048.86 per month.

(2)

Dr. Kirkitelos was our President and CEO from November 21, 2007 to December 10, 2008, our Chief Financial Officer, Secretary and Treasurer from November 21, 2007 to February 8, 2010 and a Director from December 24, 2007 to March 31, 2010. On February 1, 2010, we entered into a settlement agreement with Dr. Kirkitelos pursuant to which we agreed to pay Dr. Kirkitelos $60,000 for previously accrued and unpaid compensation.

(3)

Pursuant to a verbal agreement, we paid Mr. Seale $15,000 per month for his services. Mr. Seale acted as a member of our Board of Directors and as our Chief Operating Officer from August 11, 2008 to June 16, 2010, our President from December 10, 2008 to June 16, 2010 and our Chief Financial Officer, Secretary and Treasurer from February 8, 2010 to June 16, 2010. Pursuant to a separation agreement dated June 15, 2010, we agreed to pay Mr. Seale the amount of $150,000 for his services during fiscal 2010 to that date.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

As of our fiscal year ended July 31, 2010, no equity awards had been granted to our named executive officers as that term is defined in Item 402(m)(2) of Regulation S-K.

DIRECTOR COMPENSATION TABLE

The following table sets forth the compensation paid to our directors during our July 31, 2010 fiscal year, other than directors who were also named executive officers as that term is defined in Item 402(m)(2). Compensation paid to directors who were also named executive officers during our July 31, 2010 fiscal year is set out in the tables above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Brad E. Heidelberg	$2,400(1)	$0	$0	$0	$0	$25,000	$27,400

(1)

On June 4, 2010, Mr Brad E. Heidelberg was appointed as director of the Company to fill the vacancy created by the resignation of Dr. Paul Kirkitelos. We paid Mr. Heidelberg a lump sum $25,000 upon his appointment as a member of our Board of Directors in consideration for his agreement to join our Board. In addition, pursuant to a verbal agreement, we paid Brad Heidelberg an additional $2,400 for his services during the year ended July 31, 2010.

EMPLOYMENT CONTRACTS

We have no termination of employment or change-in-control arrangements with any of our executive officers or directors. We have no written compensation agreements with any of our executive officers or directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLANS

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a)) (c)
Equity Compensation Plans Approved By Security Holders	None	Not Applicable	None
Equity Compensation Plans Not Approved By Security Holders	1,216,000	$0.17	3,606,000

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

On adoption, a total of 8,500,000 shares of our common stock were available for issuance under the 2009 Plan. Effective July 28, 2010, we amended and restated our 2009 Plan to increase the total number of shares authorized for issuance under the 2009 Plan to 14,500,000 shares. However, under the terms of the 2009 Plan, at any time after August 1, 2010, the authorized number of shares available under the 2009 Plan may be increased by our Board of Directors, provided that the total number of shares issuable under the 2009 Plan cannot exceed 15% of the total number of shares of common stock outstanding.

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

The above description of the 2009 Plan does not purport to be complete, and is qualified in its entirety by reference to the full text of the 2009 Plan as amended and restated, which was attached as an exhibit to our Current Report on Form 8-K filed with the SEC on July 30, 2010 and is incorporated by reference herein.

On May 26, 2009, we filed a Registration Statement on Form S-8 (Registration Number 333-159480) under the Securities Act of 1933, as amended (the “Securities Act”), to register 8,500,000 shares of our common stock available for issuance under the 2009 Plan. On August 10, 2010 we filed a Registration Statement on Form S-8 (Registration Number 333-168724) under the Securities Act to register an additional 6,000,000 shares of our common stock available for issuance under the 2009 Plan as amended and restated.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of November 10, 2010 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	Everett Willard Gray, II (2) Chairman, Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director	13,668,141 (indirect)	11.4%
Common Stock	Brad E. Heidelberg Director	0	0%
Common Stock	Paul C. Kirkitelos Former director and officer	14,327,600 (direct)	12.8%
Common Stock	H. Patrick Seale(3) Former director and officer	11,250,000 (indirect)	10.1%
Common Stock	All Officers and Directors as a Group (4 persons)	39,245,741	32.8%

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)

5% STOCKHOLDERS
Common Stock	Paul C. Kirkitelos Suite 250, 111 N. Sepulveda Blvd. Manhattan Beach, CA 90266	14,327,600 (direct)	12.8%
Common Stock	H. Patrick Seale(3) 14942 Sandalfoot Street Houston, TX 77095	11,250,000 (indirect)	10.1%
Common Stock	Everett Willard Gray, II (2) 2002 Bedford Midland, Texas 79701	13,668,141 (indirect)	11.4%
Common Stock	C.K. Cooper & Associates, Inc. 18300 Von Karman Ave., Suite 700, Irvine, CA 92612	5,760,000 (direct)	5.2%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on November 10, 2010. As of November 10, 2010, there were 111,433,086 shares of our common stock issued and outstanding.

(2)

Everett Willard Gray, II holds the shares listed as beneficially owned by him indirectly through WS Oil & Gas Limited, a limited partnership controlled by Mr. Gray. The shares listed as beneficially owned by Mr. Gray consist of 5,668,141 shares of our common stock owned by WS Oil & Gas, plus an additional 8,000,000 shares of our common stock issuable upon exercise of the convertible note issued to WS Oil & Gas, calculated using the minimum conversion price of $0.05 per share as set out in the terms of the note. As of the date of filing of this Annual Report, an aggregate of $400,000 is due to WS Oil & Gas under the convertible note.

(3)	H. Patrick Seale holds the shares listed as beneficially owned by him indirectly through Seale Energy Partners LP, a limited partnership controlled by Mr. Seale.

CHANGES IN CONTROL

We have executed a letter of intent to enter into a proposed business combination transaction with Pure Gas Partners II, LP (“Pure Gas”). The proposed business combination is expected to result in a change in control, with Pure Gas owning approximately 80% of the combined entity. Completion of the proposed business combination is subject to the execution of final binding documentation and the approval of Pure Gas’ stakeholders.

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

We are currently in default under the terms of the WS Oil Note. As such, WS Oil and Gas shall have the right to convert any remaining principal and interest due under the WS Oil Note into shares of our common stock at a conversion price equal to the greater of four times the fair market value of our common stock at the time the conversion right is exercised, and $0.05. WS Oil and Gas has not yet exercised any of its default rights, however, there is no assurance that they will not do so in the future. We are currently in discussions with WS Oil and Gas to renegotiate the terms of the amounts owed under the WS Oil Note. As of the date of filing of this Annual Report, we owed $400,000 under the WS Oil Note.

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

C.K. Cooper & Associates Inc.

We issued an aggregate of 9,600,000 shares of our common stock to C.K. Cooper & Associates, Inc. (“CK Cooper”) and their nominees in exchange for CK Cooper’s agreement to provide us with financial advisory services, including advising us on potential financing, business combination and asset acquisition opportunities.

DIRECTOR INDEPENDENCE

Our common stock is quoted on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. Under NASDAQ Rule 5605(a)(2), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Brad E. Heidelberg is our sole independent director.

ITEM 14.            PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the fiscal years ended July 31, 2010 and 2009 for professional services rendered by the principal accountant for the audit of the Corporation’s annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended July 31, 2010	Year Ended July 31, 2009
Audit Fees	$120,000	$99,000
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$120,000	$99,000

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

10.8	Loan Agreement dated July 18, 2008 between Doral Energy Corp. and Little Bay Consulting SA.(11)

10.9	Loan Agreement dated July 18, 2008 between Doral Energy Corp. and Green Shoe Investments Ltd.(11)

10.10	Credit Agreement dated July 29, 2008 between Doral Energy Corp. and Macquarie Bank Limited.(12)

10.11	Security Agreement dated July 29, 2008 between Doral Energy Corp. and Macquarie Bank Limited.(12)

10.12	Subordination Agreement dated July 29, 2008 between Doral Energy Corp., Green Shoe Investments Ltd. and Macquarie Bank Limited.(12)

10.13	Subordination Agreement dated July 29, 2008 between Doral Energy Corp., Little Bay Consulting SA and Macquarie Bank Limited.(12)

10.14	Net Profits Overriding Royalty Interest Conveyance dated July 29, 2008 between Doral Energy Corp. and Macquarie Investments, LLC.(12)

10.15	Conversion Agreement dated July 29, 2008 between Doral Energy Corp. and Macquarie Investments, LLC.(12)

10.16	Limited Forbearance Agreement dated December 10, 2008 between Macquarie Bank Limited and Doral Energy Corp.(15)

10.17	Loan Agreement dated October 3, 2008 between Doral Energy Corp. and Little Bay Consulting SA.(13)

10.18	First Amendment to Credit Agreement between Doral Energy Corp. and Macquarie Bank Limited dated November 19, 2008.(16)

10.19	Second Amendment to Credit Agreement between Doral Energy Corp. and Macquarie Bank Limited dated January 9, 2009.(16)

10.20	Letter Agreement dated January 15, 2009 between Doral Energy Corp. and Miltex Oil

Exhibit
Number	Description of Exhibits

Company.(17)

10.21	Engagement Agreement dated January 26, 2009 between Doral Energy Corp. and C.K. Cooper & Company, Inc.(19)

10.22	Debt Advisory Agreement dated January 30, 2009 between Doral Energy Corp. and C.K. Cooper & Company, Inc.(19)

10.23	Loan Agreement dated February 24, 2009 between Doral Energy Corp. (as borrower) and Green Shoe Investments Ltd. (as lender) in the amount of $100,000 USD.(20)

10.24	Amendment Agreement dated February 13, 2009 to Engagement Agreement between Doral Energy Corp. and C.K. Cooper & Company, Inc.(20)

10.25	Amendment Agreement dated March 31, 2009, 2009 to Letter Agreement between Doral Energy Corp. and Miltex Oil Company.(21)

10.26	Amendment Agreement dated April 21, 2009, 2009 to Letter Agreement between Doral Energy Corp. and Miltex Oil Company.(22)

10.27	2009 Stock Incentive Plan.(23)

10.28	Loan Agreement dated April 29, 2009 between Doral Energy Corp. and Green Shoe Investments Ltd. (24)

10.29	Sale and Purchase Agreement dated May 5, 2009 between Doral Energy Corp. and Flaming S, Inc. (24)

10.30	Sale and Purchase Agreement dated May 15, 2009 between Doral Energy Corp. and Slape Oil Company, Inc.(24)

10.31	Convertible Note Agreement dated May 28, 2009 between Doral Energy Corp. and Green Shoe Investments Ltd.(25)

10.32	Assignment Agreement dated July 30, 2009.(26)

10.33	Consent to Assignment Agreement dated for July 29, 2009.(26)

10.34	Macquarie Forbearance Agreement dated July 30, 2009.(26)

10.35	Convertible Promissory Note dated August 24, 2009 in the principal amount of $250,000 issued to W.S. Oil and Gas Limited.(27)

10.36	Macquarie Forbearance Agreement dated August 28, 2009.(28)

10.37	Macquarie Forbearance Agreement dated November 9, 2009.(30)

10.38	Amendment Agreement to Convertible Promissory Note between W.S. Oil and Gas Limited and Doral Energy Corp.(30)

10.39	Form of 4% Convertible Note Subscription Agreement. (31)

10.40	Settlement Agreement dated between Doral Energy Corp. and Paul C. Kirkitelos dated February 8, 2010.(32)

10.41	Loan and Cancellation of Convertible Note Agreement between Doral Energy Corp. and Edward Ajootian dated March 3, 2010.(33)

10.42	Debt Settlement Agreement with War Chest Multi-Strategy Fund, LLC dated March 8, 2010.(33)

10.43	Amendment Agreement dated March 12, 2010 to Debt Settlement Agreement with War Chest Multi-Strategy Fund, LLC.(33)

10.44	Macquarie Forbearance Agreement dated March 8, 2010.(33)

10.45	Release and Settlement Agreement between Doral Energy Corp. and Macquarie Bank Limited dated March 8, 2010.(33)

10.46	Purchase and Sale Agreement dated April 30, 2010 between Doral Energy Corp. and Alamo Resources LLC.(34)

10.47	Forbearance Agreement dated April 30, 2010 between Doral Energy Corp. and Macquarie Bank Limited.(34)

10.48	Loan Agreement dated June 11, 2010 between Doral Energy Corp. and Everett Willard Gray, II.(36)

10.49	Purchase and Sale Agreement dated June 14, 2010 between Doral Energy Corp., John R. Stearns and John R. Stearns Jr.(35)

10.50	Amended and Restated 2009 Stock Incentive Plan.(37)

Exhibit
Number	Description of Exhibits

10.51	Debt Settlement Agreement dated September 16, 2010 between the Company and War Chest Multi-Strategy Fund, LLC.(38)

10.52	Debt Settlement Agreement dated September 16, 2010 between the Company and Barclay Lyons, LLC.(38)

10.53	Loan Agreement dated September 28, 2010 between the Company with Pure Gas Partners II, L.P.(38)

10.54	Secured Convertible Promissory Note dated September 1, 2010 between the Company and Angirekula Family Limited Partnership.(38)

10.55	Separation Agreement dated June 15, 2010 between Doral Energy Corp. and H. Patrick Seale.

14.1	Code of Ethics.(2)

21.1	List of Subsidiaries.

23.1	Consent of Malone & Bailey PC, Certified Public Accountants and Business Consultants.

23.2	Consent of Joe C. Neal & Associates.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Estimated Reserves and Future Net Revenue as of August 1, 2010, Attributable to Interests Owned by Doral Energy, Corp. In Certain Properties Located in Texas (SEC Case).

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 filed on September 11, 2006.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended July 31, 2007 filed on October 30, 2007.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on January 9, 2008.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed on March 12, 2008.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed on April 16, 2008.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed on April 28, 2008.
(7)	Filed as an exhibit to our Current Report on Form 8-K filed on May 1, 2008.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed on May 13, 2008.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed on May 21, 2008.
(10)	Filed as an exhibit to our Current Report on Form 8-K filed on May 27, 2008.
(11)	Filed as an exhibit to our Current Report on Form 8-K filed on July 23, 2008.
(12)	Filed as an exhibit to our Current Report on Form 8-K filed on August 4, 2008.
(13)	Filed as an exhibit to our Current Report on Form 8-K filed on October 22, 2008.
(14)	Filed as an exhibit to our Annual Report on Form 10-K filed on October 29, 2008
(15)	Filed as an exhibit to our Current Report on Form 8-K filed on December 11, 2008.
(16)	Filed as an exhibit to our Current Report on Form 8-K filed on January 14, 2009.
(17)	Filed as an exhibit to our Current Report on Form 8-K filed on January 22, 2009.
(18)	Filed as an exhibit to our Current Report on Form 8-K filed on January 29, 2009.
(19)	Filed as an exhibit to our Current Report on Form 8-K filed on February 9, 2009.
(20)	Filed as an exhibit to our Current Report on Form 8-K filed on February 25, 2009.
(21)	Filed as an exhibit to our Current Report on Form 8-K filed on April 6, 2009.
(22)	Filed as an exhibit to our Current Report on Form 8-K filed on April 27, 2009.
(23)	Filed as an exhibit to our Current Report on Form 8-K filed on May 5, 2009.
(24)	Filed as an exhibit to our Current Report on Form 8-K filed on June 2, 2009.
(25)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed on June 15, 2009.
(26)	Filed as an exhibit to our Current Report on Form 8-K filed on August 5, 2009.
(27)	Filed as an exhibit to our Current Report on Form 8-K filed on August 28, 2009.
(28)	Filed as an exhibit to our Current Report on Form 8-K filed on September 2, 2009.
(29)	Filed as an exhibit to our Current Report on Form 8-K filed on September 14, 2009.
(30)	Filed as an exhibit to our Annual Report on Form 10-K filed on November 13, 2009.
(31)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed on December 21, 2009.
(32)	Filed as an exhibit to our Current Report on Form 8-K filed on February 8, 2010.
(33)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed on March 22, 2010.
(34)	Filed as an exhibit to our Current Report on Form 8-K filed on May 6, 2010.
(35)	Filed as an exhibit to our Current Report on Form 8-K filed on June 18, 2010.
(36)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed on June 21, 2010.
(37)	Filed as an exhibit to our Current Report on Form 8-K filed on July 30, 2010.
(38)	Filed as an exhibit to our Current Report on Form 8-K filed on October 1, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DORAL ENERGY CORP.

Date: November 15, 2010	By:	/s/ Everett Willard Gray, II
EVERETT WILLARD GRAY, II
Chairman, Chief Executive Officer, Chief Financial Officer, President, Secretary & Treasurer
(Principal Executive Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 15, 2010	By:	/s/ Everett Willard Gray, II
EVERETT WILLARD GRAY, II
Chairman, Chief Executive Officer, Chief Financial Officer, President, Secretary & Treasurer

Date: November 15, 2010	By:	/s/ Brad E. Heidelberg
BRAD E. HEIDELBERG
Director