Form 10-Q
period 2010-10-31
Doral Energy Corp.
filed 2010-12-15
CIK 1373485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

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
[_] Yes[X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
As of December 10, 2010, the Registrant had 135,933,086 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The accompanying consolidated unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three month period ended October 31, 2010 are not necessarily indicative of the results that can be expected for the year ending July 31, 2011.

As used in this Quarterly Report on Form 10-Q, the terms "we,” "us,” "our,” “Doral Energy” and the “Company” mean Doral Energy Corp. and its subsidiaries unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Doral Energy Corp.
Consolidated Balance Sheets
October 31, 2010 and 2009
(Unaudited)

	October 31,	July 31,
	2010	2010
ASSETS
Current assets
Cash and cash equivalents	$44,592	$29,025
Accounts receivable	97,641	104,045
Receivable from Alamo	-	21,247
Prepaid insurance and other	6,003	-
Total current assets	148,236	154,317

Property and Equipment, net of depreciation	60,233	146,020

Oil and gas properties, Proved, using full cost method of accounting, net of accumulated depletion and amortization of $113,123 and $48,270	2,334,146	2,306,669
Other Assets	228,268	228,268
Total assets	$2,770,883	$2,835,274

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable	$262,739	$266,050
Accounts payable – related party	73,250	45,777
Accrued liabilities	126,168	129,306
Current portion of long-term debt	1,279,254	1,020,849
Notes payable to related party	400,000	450,000
Current derivative liability	20,986	56,233
Total current liabilities	2,162,397	1,968,215

Asset retirement obligation	630,499	618,900
Long-term debt (less current maturities)	15,833	56,403
Total liabilities	2,808,729	2,643,518

STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 111,433,076 and 106,508,876 shares issued and outstanding, respectively	111,433	106,509
Additional paid-in capital	16,580,918	16,415,979
Accumulated deficit	(16,730,197)	(16,330,732)

Total stockholders’ (deficit) equity	(37,846)	191,756
Total liabilities and stockholders’ (deficit) equity	$2,770,883	$2,835,274

The accompanying notes are an integral part of these consolidated financial statements

Doral Energy Corp.
Consolidated Statements of Expenses
For the three months ended October 31, 2010 and 2009
(Unaudited)

	2010	2009
Revenue - oil and gas sales	$210,096	$467,197

Expenses:
Operating Costs	198,952	664,578
Production taxes	17,164	64,488
Depreciation, depletion, and amortization	71,864	113,112
Accretion expense	11,599	7,821
General and administrative	273,795	498,122
Total expense	573,374	1,348,121
Loss from operations	(363,278)	(880,924)

Other income (expense):
Gain on financial instrument derivatives	35,247	-
Loss on extinguishment of debt	(50,000)	-
Interest expense	(21,434)	(255,935)
Net loss on oil and gas derivative contracts	-	(151,827)
Loss before income taxes	(399,465)	(1,288,686)
Income tax expense	-	103
Net loss	(399,465)	(1,288,789)

Net loss per share:
Basic and diluted	$(0.00)	$(0.01)
Weighted average shares outstanding:
Basic and diluted	109,208,776	86,941,546

The accompanying notes are an integral part of these consolidated financial statements

Doral Energy Corp.
Consolidated Statements of Cash Flows
For the three months ended October 31, 2010 and 2009
(Unaudited)

		2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(399,465)	$1,288,789
Adjustments to reconcile net loss to cash used by operating activities
Depreciation, depletion and amortization		71,864	113,112
Accretion		11,599	7,821
Amortization of debt discount and deferred financing costs		5,307	160,705
Unrealized loss (gain) on derivative instruments, net		(35,247)	301,835
Loss on extinguishment of debt		50,000	-
Non cash compensation		6,789	-
Share based compensation		-	76,940
Changes in operating assets and liabilities:
Accounts receivable and other		27,651	16,129
Prepaid expenses and other current assets		(6,003)	(32,351)
Accounts payable		(3,314)	364,094
Accounts payable – related party		81,854	(14,509)
Accrued Liabilities and other		(3,138)	20,324
Other current liabilities		-	14,257
NET CASH USED BY OPERATING ACTIVITIES		(192,103)	(260,432)

CASH FLOWS FROM INVESTING ACTIVITIES
Change in note proceeds restricted as to use		-	(10,705)
Purchase of property and equipment		-	(1,585)
Additions to oil and gas properties		(92,330)	(70,000)
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES		(92,330)	(82,290)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable		250,000	31,441
Proceeds from issuance of convertible note		50,000
Repayments of notes payable		-	(125,525)
CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES		300,000	(94,084)

NET INCREASE (DECREASE) IN CASH AND CASH		15,567	(436,806)
EQUIVALENTS
Cash and cash equivalents, beginning of period		29,025	436,806
Cash and cash equivalents, end of period		$44,592$	-

Supplemental disclosures of cash flow information:
Interest paid	$		$56,697
Income taxes paid
Noncash investing and financing activities:
Change in estimate of asset retirement obligation		$-	$110,337
Beneficial conversion feature debt discount		43,985	-
Shares issued in connection with note settlement		100,000	-
Shares issued for exercise of stock option in exchange for accounts payable		25,878	41,250

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

Interim financial statements

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s audited financial statements for the fiscal period ended July 31, 2010 as filed on Form 10-K. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s audited financial statements for the fiscal period ended July 31, 2010, has been omitted. The results of operations for the three-month period ended October 31, 2010 are not necessarily indicative of results for the entire year ending July 31, 2011.

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

Concentrations of Credit Risk

All of our receivables are due from oil purchasers. We sold approximately 100% of our oil production to one customers during the three months ended October 31, 2010. At October 31, 2010, there is one customer accounted for approximately 100% of accounts receivable.

Revenue and cost recognition

We use the sales method to account for sales of crude oil and natural gas. Under this method, revenues are recognized based on actual volumes of oil and gas sold to purchasers. The volumes sold may differ from the volumes to which Doral is entitled based on the interest in the properties. These differences create imbalances which are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves. We had no production, revenue or imbalances as of October 31, 2010. Costs associated with production are expensed in the period incurred.

New Accounting Pronouncements

The Company does not expect that the adoption of recently issued accounting pronouncements will have a material impact on its financial position, results of operations, or cash flows.

NOTE 3 – GOING CONCERN

At October 31, 2010, the company had cash and cash equivalents of $44,592 and working capital deficit of $2,014,161. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2011 based on its current operating plan and condition.

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

NOTE 4 – OIL AND GAS PROPERTIES

The Stearns Properties

On June 14, 2010, the Company completed the acquisition of 6,800 acres of operated producing oil and gas assets (the “Stearns Properties”) located in Chavez County and Roosevelt County, New Mexico. The details of the acquisition were disclosed in the Form 10K for July 31, 2010.

The Chaves County Properties

On July 15, 2010, the company acquired additional working interest from Nordstrand Engineering located in Chavez County, New Mexico (“Chaves County Properties”). The details of the acquisition were disclosed in the Form 10K for July 31, 2010.

The following table provides a detail of capitalized costs for Stern and Nordstrand Properties as of October 31, 2010 and July 31, 2010:

	10/31/2010	7/31/2010
Proved Oil and Gas properties -Sterns
Wells and equipments	$1,762,457	$1,721,550
Asset Retirement Obligation	410,188	410,188
Proved Oil and Gas properties -Nordstarnd
Wells and equipments	71,423	20,000
Asset Retirement Obligation	203,201	203,201
Total	2,447,269	2,354,939
Less: Accumulated DD&A	(113,123)	(48,270)
Proved Oil and Gas properties, net	$2,334,146	$2,306,669

Unaudited Pro Forma Operating Results

The following table reflects the unaudited pro forma results of operations for the three months ended October 31, 2009 as though the Stearns acquisitions had occurred on August 1, 2009:

	Doral	Stearns	October 31, 2009
	Historical	Historical	Combined
Revenues	$467,197	$216,316	$683,513
Expenses:
Operating costs	664,578	60,503	725,081
Production taxes	64,488	17,425	81,913
Accretion expense	7,821	-	7,821
Depreciation, depletion and amortization	113,112	-	113,112
General and administrative	498,122	-	498,122
Total operating expenses	1,348,121	77,929	1,426,050
Loss from operations	(880,924)	138,387	(742,537)
Other income (expenses):	-	-	-
Interest expense	(255,935)	-	(255,935)
Price Risk Management Activities	(151,827)	-	(151,827)
Net income (loss)	(1,288,686)	138,387	(1,150,299)
Income tax expense	103	-	103
Loss from continuing operations	$(1,288,789)	$138,387	$(1,150,402)
Basic and diluted loss per common share	$(0.01)
Weighted shares outstanding	86,941,546

Cave Pool Project – Eddy County, New Mexico

On October 28, 2009, Doral West Corp. (“Doral West”), a wholly owned subsidiary of Doral Energy Corp., entered into an agreement (the “Blugrass Agreement”) with Blugrass Energy Inc. (“Blugrass”) to purchase a 40% working interest in certain oil and gas properties (the “Cave Pool Unit Properties”) located in and around the Cave Pool Unit in Eddy County, New Mexico, approximately 5 miles northwest of Loco Hills, New Mexico. The effective date of the acquisition was October 12, 2009. However, due to legal issues, the transaction was deemed not to have closed.

As of October 31, 2010, Blugrass is in default of their obligations under the Blugrass Agreement due to a breach of various representations and warranties. Doral and Blugrass are currently in negotiations to amend the terms of the Blugrass Agreement to avoid legal actions that could prove to be costly to both parties. As of October 31, 2010, the Company has paid in excess of $200,000 in expenses related to environmental issues related to the Cave Pool properties and recorded it as expenses as Doral is seeking to reach a settlement with Blue Grass.

NOTE 5 – NOTES PAYABLE

Little Bay Notes Payable

During fiscal 2008, Doral obtained loan proceeds from Little Bay Consulting SA (“Little Bay”) in the principal amount of $520,000 of which $320,000 of the principal was due on July 1, 2010 and the remaining $200,000 was due October 1, 2010. The loans from Little Bay are unsecured and carry an annual interest rate of 5.0% . As of October 31, 2010, the loan is in default. Doral is currently working with the lender to extend the maturity date.

Green Shoe Investments

During fiscal 2008 and 2009, Doral obtained loan proceeds from Greenshoe Investments (“Greenshoe”) in the principal amount of $487,000 of which $87,000 is due May, 2011, $300,000 was due in July, 2010 and $100,000 was due on June 15, 2010. The loans from Greenshoe are unsecured and carry an annual interest rate of 5%. As of October 31, 2010, $400,000 of the total loan is in default. Doral is currently working with the lender to extend the maturity date.

Vehicle and Trailer Notes

On August 6, 2010, one of the vehicles was traded in for the CEO. The vehicle had a carrying book value of $49,933 and loan value of $43,487 and the excess of $6,446 was recorded as non cash compensation to CEO

As of October 31, 2010, Doral has an office trailer loan outstanding for a total principal and accrued interest in the amount of $26,765 and $388.

Pure Gas Partners II, LP Notes

On September 28, 2010, the Company entered into a loan and security agreement (the “Loan Agreement”) with Pure Gas Partners II, L.P. (“Pure Gas”), pursuant to which Pure Gas loaned the Company $250,000 with interest payable thereon at a rate of 5% per annum. The Company agreed to make monthly installments of accrued interest beginning on November 1, 2010 and on the first day of each successive month thereafter, with a final payment of all remaining amounts payable under the Loan Agreement on account of principal and interest due on March 31, 2011 (the “Due Date”). The Company has the right to prepay all amounts due on account of principal at any time prior to the Due Date. As collateral for all amount payable under the Loan Agreement, the Company granted to Pure Gas a security interest in all of the Company’s assets. As of October 31, 2010, $250,000 and $1,301 in principal and accrued interest is due and outstanding.

NOTE 6 – RELATED PARTY TRANSATIONS

During fiscal 2009, Doral obtained loan proceeds from W.S. Oil and Gas Limited, a partnership which is controlled by our CEO. The note has a stated interest rate of 0% and an effective interest rate of 49% which resulted in $500,000 due to the lender on November 1, 2012. On November 11, 2009, we agreed to amend the terms of the convertible promissory note to give W.S Oil and Gas Limited the option to convert any remaining principal and interest due under the note into shares of our common stock at a conversion price equal to the greater of (a) four times the fair market value of our common stock at the time the conversion right is exercised; and (b) $0.05.

On September 15, 2010, W.S. Oil and Gas assigned $25,000 of the amount due under the WS Oil Note to War Chest Multi-Strategy Fund LLC (“War Chest”). On September 16, 2010, we executed a Debt Settlement agreement with War Chest to settle the outstanding debt and changed the conversion price on this note to a fixed conversion price of $.0125. The holder converted the $25,000 into 2,000,000 shares of our common stock.

On September 15, 2010, WS Oil and Gas assigned $25,000 of the amount due under the WS Oil Note to Barclay Lyons, LLC (“Barclay”). On September 17, 2010, we executed a Debt Settlement agreement with Barclay to settle the outstanding debt and changed the conversion price on this note to a fixed conversion price of $.0125. The holder converted the $25,000 into 2,000,000 shares of our common stock.

As a result of the modification of the terms of the conversion features of the two $25,000 notes above, Doral applied ASC 470-50-40/55 “Debtor’s Accounting for a Modification or Exchange of Debt Instrument” and concluded that the revised terms constituted a debt extinguishment rather than debt modification because the change in the fair value of the embedded conversion features immediately before and after the modification exceeded 10% of the original loan balance. Accordingly, the Company recorded a total of $50,000 as loss on debt extinguishment on the two notes above for the three months ended October 31, 2010.

On August 6, 2010, the Company trade in a vehicle in order for the CEO to personally finance a new vehicle. The excess of the carrying value and loan amount was $6,446 and recorded as non cash compensation. See Note 5.

Accounts payable to Will Gray represent amounts owed for reimbursement of general and administrative costs paid on behalf of Doral.

NOTE 7 — CONVERTIBLE NOTE PAYABLE AND DERIVATIVES

15% Promissory Note

As of October 31, 2010, there are 2,000,000 warrants outstanding in associate with the $250,0000 convertible notes issued in December 2009. The principal was paid off during the year ended July 31, 2010.

The 2,000,000 warrants have a life of three years from the issuance date and each warrant share entitles the holder to purchase one common shares of the Company at a price of $0.05 per share. The warrants contain ratchet provisions which adjust the exercise price and the number of shares to be issued upon conversion if the Company issues common stock at a price lower than the fixed conversion prices

As a result, the Company adopted ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock (formerly Emerging Issues Task Force Issue No. 07-5, Determining Whether an Instrument or Embedded Feature is Indexed to an Entity’s Own Stock) and determined that the underlying Units are not indexed to the Company’s common stock and should be valued at fair value at the date of issuance and at each subsequent interim period. The revaluation of the derivative as of October 31, 2010 resulted in a value of derivative liability of $20,986. The decrease in value resulted in a gain on derivatives of $35,247.

The fair value of the derivative was determined using the Black-Scholes option pricing model with the following assumptions:

October 31,
2010
Stock price on the measurement date	$0.016
Fair value of Warrant on measurement date	$.01
Warrant term	2.34 years
Warrant volatility	165%
Expected dividends	0%

21% Convertible Note Payable

On September 1, 2010, Doral Energy Corp. (the “Company”) issued a convertible note (the “AFLP Note”) to the Angirekula Family Limited Partnership (“AFLP”) in the amount of $50,000. The AFLP Note is payable on March 1, 2011 or upon written demand by AFLP and accrues interest at a rate of twenty-one percent (21%) per annum. Under the terms of the AFLP Note, AFLP may at any time convert the outstanding principal of the AFLP Note into fully-paid non-assessable shares of the Company’s common stock at a 50% discount to the average fair market value of the Company’s common stock for the five consecutive trading days prior to the date the conversion right is exercised but not to exceed 135% of the low bid price of the Company’s common stock nor be less than $0.0001. In the event of a reverse stock split, the ceiling price will not be adjusted. The note is unsecured.

Doral evaluated the terms of the notes in accordance with, ASC 815 “Accounting for Derivative Instruments and Hedging Activities”, and ASC 815 EITF Issue 00-19, “Accounting for Derivative Financial Instruments to and Potentially Settled in a Company’s Own Stock.” Doral determined that the convertible notes are not derivative instruments. Doral evaluated the conversion feature under ASC 470 and determined that a beneficial conversion feature should be recognized and gave rise to a debt discount of $43,985. As of October 31, 2010, Doral has amortized $5,307 of the debt discount to interest expense.

NOTE 8 – FAIR VALUE MEASUREMENTS

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

The following table presents Doral’s assets and liabilities recognized in the balance sheet and measured at fair value on a recurring basis as of October 31, 2010

Input Levels for Fair Value
Measurements
Description	Level 1	Level 2	Level 3	Total
Assets:
Commodity derivatives	$-	$-	$-	$-
	$-	$-	$-	$-
Liabilities:
Derivative liability	$-	$-	$20,986	$20,986
Commodity derivatives	-	-	-	-
	$-	$-	$20,986 -	$20,986-

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

NOTE 9 — COMMITMENTS AND CONTINGENCIES

From time to time we may become involved in litigation in the ordinary course of business. At the present time the Company’s management is not aware of any such litigation.

The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. We maintain insurance coverage, which we believe is customary in the industry, although we are not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of October 31, 2010, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company’s properties

NOTE 10 – STOCKHOLDERS’ EQUITY

On September 16, 2010, we issued 2,000,000 shares of our common stock to settled outstanding notes payable of $50,000. See Note 6.

On September 17, 2010, we issued 2,000,000 shares of our common stock to settled outstanding notes payable of $50,000. See Note 6.

Stock options

Stock option activity summary is presented in the table below:

Weighted-
average
		Weighted-	Remaining
	Number	average	Contractual	Aggregate
of
	Shares	Exercise	Term	Intrinsic
		Price	(years)	Value
Outstanding and Exercisable at July 31, 2010	2,237,200 $	.11	4.78
Granted	-	-
Exercised	(924,200)	(.03)
Forfeited	-	-
Expired	-	-
Outstanding and Exercisable at October 31, 2010	1,313,000.16		4.38

Exercise of stock options

In October 2010, we issued 924,200 shares of common stock in exchange for the exercise of stock options with an exercise price of $0.028 per share. We agreed to reduce amounts payable to the holder in exchange for the exercise price of $25,878 which would have been due upon exercise. We received no cash proceeds upon the exercise of the stock options.

NOTE 11 – SUBSEQUENT EVENTS

On November 17, 2010, the lender for the 4% convertible note (see Note 7) exercised 2,000,000 warrants at an exercise price of $0.005 per share or $10,000 in aggregate.  The exercise price was reduced from $0.05 to $0.005 at the time of exercise, and as result of the reduction of the exercise price on that date, a loss on modification of such warrants of $21,077 was recognized.

On November 24, 2010, Angirekula Family Limited Partnership (“AFLP”) entered into debt settlement agreement with Doral to convert all amounts due and owing of $50,000 under the 21% Convertible Note Payable into 2,500,000 shares of the Corporation’s common stock

On November 24, 2010, we entered into an agreement (the “WS Settlement Agreement”) with WS Oil and Gas to settle all amounts payable. Pursuant to the terms of the WS Settlement Agreement, we agreed to issue to WS Oil and Gas 20,000,000 shares of our common stock at a price of $0.02 per share (equal to the average closing price of our common stock for the 20 trading days prior to the date of the WS Settlement Agreement) or $400,000 in the aggregate. In payment of the purchase price for the shares issuable under the WS Settlement Agreement, WS Oil and Gas agreed to release the us from all of our obligations under the WS Oil Note. A total of $400,000 was payable on account of principal and interest on the WS Oil Note at the time the WS Settlement Agreement was entered into.

On December 8, 2010, the board of directors approved to decrease the Company’s authorized common stock from 2,000,000,000 shares of common stock to 36,363,637 shares of common stock, par value $.001 per share, and to correspondingly decrease the number of the Company’s issued and outstanding shares of common stock on a one for fifty-five (1:55) basis such that each shareholder will hold one share for ever fifty-five shares held, to be effective on the December 27, 2010.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements." These statements, identified by words such as “plan,” "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption “Part II – Item 1A. Risk Factors” and elsewhere in this Quarterly Report. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents, particularly our Annual Reports, our Quarterly Reports and our Current Reports we file from time to time with the United States Securities and Exchange Commission (the “SEC”). Copies of all of our filings with the SEC may be accessed by visiting the SEC site (http://www.sec.gov) and performing a search of our electronic filings.

As used in this Quarterly Report, the terms "we,” "us,” "our,” and “Doral” mean Doral Energy Corp. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

RESULTS OF OPERATION

Merger Agreement with Pure Gas Partners II, L.P.

On December 2, 2010, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Pure Gas Partners II, L.P. (“Pure”) and Pure Energy Group, Inc., a wholly owned subsidiary of Pure (“Pure Sub”). Pursuant to the provisions of the Merger Agreement, Pure Sub will merge with and into Doral Acquisition Corp. (“Doral Sub”), with Doral Sub continuing as the surviving corporation (the “Merger”). Doral Sub is the wholly owned subsidiary of the Company incorporated solely for the purpose of completing the Merger.

In addition to standard conditions to closing, closing of the Merger is conditional upon the following events:

(1)	Pure transferring all of its assets to Pure Sub in exchange for the assumption by Pure Sub of all of Pure’s liabilities;

(2)	Pure receiving the approval of its general partner and limited partners holding a majority of the limited partnership interests of each limited partnership class;

(3)	The completion by the Company of a 1-for-55 reverse split of its common stock (the “Reverse Split”); and

(4)	The Company receiving a favorable opinion from its financial advisors that the transaction is fair to the Company’s shareholders

Upon completion of Reverse Split, our authorized capital is expected to be reduced from 2,000,000,000 shares of common stock, par value $0.001 per share, of which 135,933,086 shares are outstanding as of the date of this report, to 36,363,637 shares of common stock, par value $0.001 per share of which 2,471,511 shares are expected to be outstanding (prior to closing the Merger and not including adjustments for resulting fractional share interests). The expected effective date of the Reverse Split is December 27, 2010 unless otherwise determined by our board of directors. Upon completion of the Merger, it is expected that each share of Pure Sub common stock will be converted into 19.963072 shares of the Company’s common stock, resulting in the Company issuing an aggregate of 9,981,536 shares of common stock to Pure. Completion of the Merger is expected to ultimately result in the Company having a total of approximately 12,453,047 post-Reverse Split shares outstanding, with Pure owning approximately 80% of the Company’s total outstanding shares on a fully diluted basis, and the Company’s existing shareholders owning the remaining 20%.

In addition, upon completion of the Merger, we intend to change our name to “Cross-Border Resources, Inc.” and add three new members to our board of directors, bringing the total number of our directors to five. In addition, upon completion of the Merger, we expect to appoint a new Chief Operating Officer and a new Chief Financial Officer. Mr. Everett Willard Gray, II is expected to continue to act as Chairman of our Board of Directors and as our Chief Executive Officer and Mr. Brad Heidelberg is expected to continue to act as a member of our Board of Directors.

Three months ended October 31, 2010 and 2009

Summary of Year End Results
	Year Ended October 31		Percentage
	2010	2009	Increase /
			(Decrease)
Revenue	$210,096	$467,197	(55.0)%
Expenses	(573,374)	(1,348,121)	(57.5)%
Gain on financial instrument derivatives	35,247	-	100.0%
Interest Expense	(21,434)	(255,935)	(91.6)%
Loss on extinguishment of debt	(50,000)	-	100.0%
Price risk management activities	-	(151,827)	(100.0)%
Income Tax Expense (Benefit )	-	(103)	(100.0)%
Net Loss	$(399,465)	$(1,288,789)	(69.0)%

Revenues

We recognized revenues from the sale of crude oil of $210,096 for the three months ended October 31, 2010 and from the sale of oil and natural gas of $467,197 for the three months ended October 31, 2009. The decrease in revenues was primarily due to a decrease in sales volumes as a result of the sale of our oil and gas properties located in Eddy County, New Mexico (the “Hanson Properties”) to Alamo Resources LLC (“Alamo”), offset by an increase in sales volumes from the purchase of our oil and gas properties located in Chaves County and Roosevelt County, New Mexico (the “Stearns Properties” and the “Nordstrand Properties”). .

Revenues from the sale of oil and gas are recognized based on the actual volume of oil and gas sold to purchasers. Although we have begun to incrementally increase production from the Stearn and Nordstrand Properties by making minimal improvements to existing wells, our revenues are also subject to fluctuations in the market price of crude oil and natural gas.

Operating Expenses

Our operating expenses for the years ended October 31, 2010 and 2009, consisted of the following:

	Year Ended October 31,		Percentage
	2010	2009	Increase /
			(Decrease)
Operating Costs	$198,952	$664,578	(70.1)%
Production Taxes	17,164	64,488	(73.4)%
Depreciation, Depletion, and Amortization	71,864	113,112	(36.5)%
Accretion Expense	11,599	7,821	48.3%
General and Administrative	273,795	498,122	(45.0)%
Total	$573,374	$1,348,121	(57.5)%

For the three months ended October 31, 2010 and 2009, operating expenses from continuing operations were $573,374 and $1,348,121 respectively. The decrease in operating expense from continuing operations of $774,747 was mainly due to a decrease of $224,327 in general and administrative expenses and a decrease in operating expenses of $465,626. Operating costs are the costs associated with our oil and gas production activities for the period. Production taxes are severance and ad valorem taxes payable in respect of the oil and gas production from our properties.

Our expenses for the period ended October 31, 2010 were significantly lower as our operational activities have decreased significantly since the period ended October 31, 2009 due to sale of the Hanson Properties and the purchase of the Stearn and Nordstrand Properties. Expenses for the period ended October 31, 2010 are expected to be more indicative of our future expenses. However, expenses in future periods may be significantly greater depending upon the extent of any developmental activities that we engage in on our properties.

Price Risk Management Activities

During the three months ended October 31, 2009, we recognized a loss of $151,827 which includes realized hedge settlements received for the difference between the hedged price and the market price. We ceased all hedging activities after July 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
	At October 31,	At July 31,	Percentage
	2010	2010	Increase / (Decrease)
Current Assets	$148,236	$154,317	(3.9)%
Current Liabilities	(2,162,397)	(1,968,215)	9.9%
Working Capital (Deficit)	$(2,014,161)	$(1,813,898)	11.0%

Cash Flows

	Three Months	Three Months
	Ended	Ended
	October 31, 2010	October 31, 2009
Cash Flows Used in Operating Activities	$(192,103)	$(260,432)
Cash Flows From Investing Activities	(92,330)	(82,290)
Cash Flows Used in Financing Activities	300,000	(94,084)

Net Increase (Decrease) in Cash During Period	$15,567	$(436,806)

As of October 31, 2010, we had a working deficit of $2,014,161.

Increase in our working capital deficit is mainly due to an increase in current liabilities for the period ended October 31, 2010. This includes a loan in the amount of $250,000 from Pure Gas Partners II, LLP and an increase in amounts due to related party payable for accrued salaries and unreimbursed business expenses for a total of $27,473. The increase to current liabilities was offset by a decrease in note payables of $50,000 and a decrease to current derivative liability of $35,247.

Pure Gas Loan

On September 28, 2010, we entered into a loan and security agreement (the “Pure Loan Agreement”) with Pure Gas Partners II, L.P. (“Pure”), pursuant to which Pure agreed to loan to us $250,000 with interest payable thereon at a rate of 5% per annum. We agreed to make monthly installments of accrued interest beginning on November 1, 2010 and on the first day of each successive month thereafter, with a final payment of all remaining amounts payable under the Pure Loan Agreement on account of principal and interest due on March 31, 2011 (the “Due Date”). We have the right to prepay all amounts due on account of principal at any time prior to the Due Date. As collateral for all amount payable under the Pure Loan Agreement, we granted to Pure a security interest in all of the Company’s assets.

On December 2, 2010, we entered into a Merger Agreement with Pure, pursuant to which it is expected that we will acquire all of the assets of Pure. If the transaction with Pure not completed on or before January 1, 2011, or such other date agreed to by us and Pure in writing, Pure may declare us to be in default under the Pure Loan Agreement and may deem the amounts payable under the Pure Loan Agreement to be immediately due and payable.

As of October 31, 2010, $250,000 in principal and $1,301 in accrued interest is outstanding with respect to the Pure Loan.

Convertible Note Issuance

On September 1, 2010, Doral Energy Corp. (the “Company”) issued a convertible note (the “AFLP Note”) to the Angirekula Family Limited Partnership (“AFLP”) in the amount of $50,000. The AFLP Note is payable on March 1, 2011 or upon written demand by AFLP and accrues interest at a rate of twenty-one percent (21%) per annum. Under the terms of the AFLP Note, AFLP may at any time convert the outstanding principal of the AFLP Note into fully-paid non-assessable shares of the Company’s common stock at a 50% discount to the average fair market value of the Company’s common stock for the five consecutive trading days prior to the date the conversion right is exercised but not to exceed 135% of the low bid price of the Company’s common stock nor be less than $.0001. In the event of a reverse stock split, the ceiling price will not be adjusted. The note is unsecured.

On November 24, 2010, we sold 2,500,000 shares of our common stock to the AFLP in consideration for the AFLP’s agreement to release the Company from all of its obligations under the AFLP Note. The AFLP represented to us that it is an “accredited investor” as defined in Rule 501 of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”).

W.S. Oil and Gas Limited Convertible Note

During fiscal 2009, W.S. Oil and Gas Limited (“WS Oil and Gas”), a limited partnership controlled by our Chief Executive Officer, provided us with loan proceeds of $250,000, in exchange we issued to WS Oil and Gas a convertible promissory note (the “WS Oil Note”) for $500,000.

On September 15, 2010, WS Oil and Gas assigned $25,000 of the amount due under the WS Oil Note to War Chest Multi-Strategy Fund LLC (“War Chest”). On September 16, 2010, we executed a Debt Settlement Agreement with War Chest to settle the outstanding debt in consideration for 2,000,000 shares of our common stock. War Chest has represented to us that they are an “accredited investor” as defined in Rule 501 of Regulation D of the Securities Act.

On September 15, 2010, WS Oil and Gas assigned $25,000 of the amount due under the WS Oil Note to Barclay Lyons, LLC (“Barclay”). On September 17, 2010, we executed a Debt Settlement agreement with Barclay to settle the outstanding debt in consideration for 2,000,000 shares of our common stock. Barclay has represented to us that they are an “accredited investor” as defined in Rule 501 of Regulation D of the Securities Act.

On November 24, 2010, we entered into an agreement (the “WS Settlement Agreement”) with WS Oil and Gas to settle all amounts payable under the WS Oil Note. Pursuant to the terms of the WS Settlement Agreement, we agreed to issue to WS Oil and Gas 20,000,000 shares of our common stock at a price of $0.02 per share (equal to the average closing price of our common stock for the 20 trading days prior to the date of the WS Settlement Agreement) or $400,000 in the aggregate. In payment of the purchase price for the shares issuable under the WS Settlement Agreement, WS Oil and Gas agreed to release us from all of our obligations under the WS Oil Note. A total of $400,000 was payable on account of principal and interest on the WS Oil Note at the time the WS Settlement Agreement was entered into.  We had been in default of the WS Oil Note since November 2009 due to our inability to make the scheduled payments under the WS Oil Note.

Little Bay and Greenshoe

As of October 31, 2010, we were indebted to Little Bay Consulting SA (“Little Bay”) and Greenshoe Investments Ltd. (“Greenshoe”) in the amounts of $520,000 and $487,000 respectively for loans provided in fiscal 2008 and 2009. We are currently in default of those obligations and are currently negotiating to extend or settle the amounts due to Little Bay and Greenshoe.

Exercise of Warrants

On November 24, 2010, we issued 2,000,000 shares of our common stock to Edward Ajootian upon the exercise of warrants issued to Mr. Ajootian on March 3, 2010 (the “Warrants”). The Warrants entitled Mr. Ajootian to purchase up to 2,000,000 shares of our common stock at an exercise price of $0.05 per share for a period ending March 2, 2013. In consideration for Mr. Ajootian’s agreement to exercise the Warrants immediately, we agreed to reduce the exercise price for the Warrants to $0.005 per share. The shares were issued pursuant to the exemption from registration provided by Rule 506 of Regulation D of the Securities Act, as amended. Mr. Ajootian represented that he was an “accredited investor” as that term is defined in Rule 501 of Regulation D of the Securities Act.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") in the United States has required our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. Our significant accounting policies are disclosed in the notes to the interim financial statements for the period ended October 31, 2010 included in this Quarterly Report on Form 10-Q.

The consolidated financial statements presented with this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as October 31, 2010, and for all periods presented in the attached financial statements, have been included. Interim results for the period ended October 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

Our significant accounting policies are disclosed at Note 2 to the unaudited financial statements included with this Quarterly Report.

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

On June 15, 2010, we discontinued all hedging activities.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.

ITEM 4T.       CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act were reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period ended October 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II - OTHER INFORMATION

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 24, 2010 we agreed to issue 2,500,000 shares of our common stock to the Angirekula Family Limited Partnership, 2,000,000 shares of our common stock to Edward Ajootian and 20,000,000 shares of our common stock to W.S. Oil and Gas Limited, a limited partnership controlled by our Chief Executive Officer. A description of these transactions is provided in Part I of this Quarterly Report.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6.      EXHIBITS

Exhibit
Number	Description of Exhibits
2.1	Agreement and Plan of Merger dated April 21, 2008 between Language Enterprises Corp. (as surviving entity) and Doral Energy Corp. (as merging entity) and changing the name of the surviving entity to Doral Energy Corp.(6)
3.1	Articles of Incorporation.(1)
3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 2,500,000,000 shares, par value $0.001 per share (25-for-1 Stock Split).(3)
3.3	Articles of Merger between Language Enterprises Corp. (as surviving entity) and Doral Energy Corp. (as merging entity).(6)
3.4	Certificate of Change Pursuant to NRS 78.209 decreasing the authorized capital of common stock to 400,000,000 shares, par value $0.001 per share (1-for-6.25 Reverse Split).(18)
3.5	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 2,000,000,000 shares, par value $0.001 per share (5-for-1 Stock Split).(29)
3.6	Bylaws.(1)
10.1	Loan Agreement dated as of March 7, 2008 with Little Bay Consulting SA.(4)
10.2	Letter Agreement dated April 10, 2008 with G2 Petroleum, LLC.(5)
10.3	Purchase and Sale Agreement dated April 25, 2008 with J. Warren Hanson, doing business as Hanson Energy, and his wife Kathie Hanson.(7)
10.4	Loan Agreement between the Company (as borrower) and Green Shoe Investments Ltd. (as lender) dated May 9, 2008 for the amount of $100,000.(8)
10.5	Loan Agreement between the Company (as borrower) and Green Shoe Investments Ltd. (as lender) dated May 23, 2008 for the amount of $150,000.(9)
10.6	Title Work Agreement dated May 12, 2008 with Arena Resources, Inc.(10)
10.7	Amendment Agreement to Share Purchase Agreement dated July 17, 2008 between J. Warren Hanson, doing business as Hanson Energy, his wife Kathie Hanson, and Doral Energy Corp. (formerly Language Enterprises Corp.)(11)
10.8	Loan Agreement dated July 18, 2008 between Doral Energy Corp. and Little Bay Consulting SA.(11)
10.9	Loan Agreement dated July 18, 2008 between Doral Energy Corp. and Green Shoe Investments Ltd.(11)
10.10	Credit Agreement dated July 29, 2008 between Doral Energy Corp. and Macquarie Bank Limited.(12)
10.11	Security Agreement dated July 29, 2008 between Doral Energy Corp. and Macquarie Bank Limited.(12)
10.12	Subordination Agreement dated July 29, 2008 between Doral Energy Corp., Green Shoe Investments Ltd. and Macquarie Bank Limited.(12)
10.13	Subordination Agreement dated July 29, 2008 between Doral Energy Corp., Little Bay Consulting SA and Macquarie Bank Limited.(12)
10.14	Net Profits Overriding Royalty Interest Conveyance dated July 29, 2008 between Doral Energy Corp. and Macquarie Investments, LLC.(12)
10.15	Conversion Agreement dated July 29, 2008 between Doral Energy Corp. and Macquarie Investments, LLC.(12)
10.16	Limited Forbearance Agreement dated December 10, 2008 between Macquarie Bank Limited and Doral Energy Corp.(15)
10.17	Loan Agreement dated October 3, 2008 between Doral Energy Corp. and Little Bay Consulting SA.(13)
10.18	First Amendment to Credit Agreement between Doral Energy Corp. and Macquarie Bank Limited dated November 19, 2008.(16)

Exhibit
Number	Description of Exhibits
10.19	Second Amendment to Credit Agreement between Doral Energy Corp. and Macquarie Bank Limited dated January 9, 2009.(16)
10.20	Letter Agreement dated January 15, 2009 between Doral Energy Corp. and Miltex Oil Company.(17)
10.21	Engagement Agreement dated January 26, 2009 between Doral Energy Corp. and C.K. Cooper & Company, Inc.(19)
10.22	Debt Advisory Agreement dated January 30, 2009 between Doral Energy Corp. and C.K. Cooper & Company, Inc.(19)
10.23	Loan Agreement dated February 24, 2009 between Doral Energy Corp. (as borrower) and Green Shoe Investments Ltd. (as lender) in the amount of $100,000 USD.(20)
10.24	Amendment Agreement dated February 13, 2009 to Engagement Agreement between Doral Energy Corp. and C.K. Cooper & Company, Inc.(20)
10.25	Amendment Agreement dated March 31, 2009, 2009 to Letter Agreement between Doral Energy Corp. and Miltex Oil Company.(21)
10.26	Amendment Agreement dated April 21, 2009, 2009 to Letter Agreement between Doral Energy Corp. and Miltex Oil Company.(22)
10.27	2009 Stock Incentive Plan.(23)
10.28	Loan Agreement dated April 29, 2009 between Doral Energy Corp. and Green Shoe Investments Ltd. (24)
10.29	Sale and Purchase Agreement dated May 5, 2009 between Doral Energy Corp. and Flaming S, Inc. (24)
10.30	Sale and Purchase Agreement dated May 15, 2009 between Doral Energy Corp. and Slape Oil Company, Inc.(24)
10.31	Convertible Note Agreement dated May 28, 2009 between Doral Energy Corp. and Green Shoe Investments Ltd.(25)
10.32	Assignment Agreement dated July 30, 2009.(26)
10.33	Consent to Assignment Agreement dated for July 29, 2009.(26)
10.34	Macquarie Forbearance Agreement dated July 30, 2009.(26)
10.35	Convertible Promissory Note dated August 24, 2009 in the principal amount of $250,000 issued to W.S. Oil and Gas Limited.(27)
10.36	Macquarie Forbearance Agreement dated August 28, 2009.(28)
10.37	Macquarie Forbearance Agreement dated November 9, 2009.(30)
10.38	Amendment Agreement to Convertible Promissory Note between W.S. Oil and Gas Limited and Doral Energy Corp.(30)
10.39	Form of 4% Convertible Note Subscription Agreement. (31)
10.40	Settlement Agreement dated between Doral Energy Corp. and Paul C. Kirkitelos dated February 8, 2010.(32)
10.41	Loan and Cancellation of Convertible Note Agreement between Doral Energy Corp. and Edward Ajootian dated March 3, 2010.(33)
10.42	Debt Settlement Agreement with War Chest Multi-Strategy Fund, LLC dated March 8, 2010.(33)
10.43	Amendment Agreement dated March 12, 2010 to Debt Settlement Agreement with War Chest Multi- Strategy Fund, LLC.(33)
10.44	Macquarie Forbearance Agreement dated March 8, 2010.(33)
10.45	Release and Settlement Agreement between Doral Energy Corp. and Macquarie Bank Limited dated March 8, 2010.(33)

Exhibit
Number	Description of Exhibits
10.46	Purchase and Sale Agreement dated April 30, 2010 between Doral Energy Corp. and Alamo Resources LLC.(34)
10.47	Forbearance Agreement dated April 30, 2010 between Doral Energy Corp. and Macquarie Bank Limited.(34)
10.48	Loan Agreement dated June 11, 2010 between Doral Energy Corp. and Everett Willard Gray, II.
10.49	Purchase and Sale Agreement dated June 14, 2010 between Doral Energy Corp., John R. Stearns and John R. Stearns Jr.(35)
10.50	Amended and Restated 2009 Stock Incentive Plan.(37)
10.51	Debt Settlement Agreement dated September 16, 2010 between the Company and War Chest Multi- Strategy Fund, LLC.(38)
10.52	Debt Settlement Agreement dated September 16, 2010 between the Company and Barclay Lyons, LLC.(38)
10.53	Loan Agreement dated September 28, 2010 between the Company with Pure Gas Partners II, L.P.(38)
10.54	Secured Convertible Promissory Note dated September 1, 2010 between the Company and Angirekula Family Limited Partnership.(38)
10.55	Separation Agreement dated June 15, 2010 between Doral Energy Corp. and H. Patrick Seale.(39)
10.56	Debt Settlement Agreement dated November 24, 2010 between the Company and WS Oil & Gas Limited. (40)
10.57	Agreement and Plan of Merger entered into on December 2, 2010 among Doral Energy Corp., Doral Acquisition Corp., Pure Gas Partners II, L.P. and Pure Energy Group, Inc. (41)
14.1	Code of Ethics.(2)
21.1	List of Subsidiaries.(30)
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 filed on September 11, 2006.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended July 31, 2007 filed on October 30, 2007.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on January 9, 2008.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed on March 12, 2008.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed on April 16, 2008.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed on April 28, 2008.
(7)	Filed as an exhibit to our Current Report on Form 8-K filed on May 1, 2008.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed on May 13, 2008.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed on May 21, 2008.
(10)	Filed as an exhibit to our Current Report on Form 8-K filed on May 27, 2008.
(11)	Filed as an exhibit to our Current Report on Form 8-K filed on July 23, 2008.
(12)	Filed as an exhibit to our Current Report on Form 8-K filed on August 4, 2008.
(13)	Filed as an exhibit to our Current Report on Form 8-K filed on October 22, 2008.
(14)	Filed as an exhibit to our Annual Report on Form 10-K filed on October 29, 2008
(15)	Filed as an exhibit to our Current Report on Form 8-K filed on December 11, 2008.
(16)	Filed as an exhibit to our Current Report on Form 8-K filed on January 14, 2009.
(17)	Filed as an exhibit to our Current Report on Form 8-K filed on January 22, 2009.
(18)	Filed as an exhibit to our Current Report on Form 8-K filed on January 29, 2009.
(19)	Filed as an exhibit to our Current Report on Form 8-K filed on February 9, 2009.
(20)	Filed as an exhibit to our Current Report on Form 8-K filed on February 25, 2009.
(21)	Filed as an exhibit to our Current Report on Form 8-K filed on April 6, 2009.
(22)	Filed as an exhibit to our Current Report on Form 8-K filed on April 27, 2009.
(23)	Filed as an exhibit to our Current Report on Form 8-K filed on May 5, 2009.
(24)	Filed as an exhibit to our Current Report on Form 8-K filed on June 2, 2009.
(25)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed on June 15, 2009.
(26)	Filed as an exhibit to our Current Report on Form 8-K filed on August 5, 2009.
(27)	Filed as an exhibit to our Current Report on Form 8-K filed on August 28, 2009.
(28)	Filed as an exhibit to our Current Report on Form 8-K filed on September 2, 2009.
(29)	Filed as an exhibit to our Current Report on Form 8-K filed on September 14, 2009.
(30)	Filed as an exhibit to our Annual Report on Form 10-K filed on November 13, 2009.

(31)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed on December 21, 2009.
(32)	Filed as an exhibit to our Current Report on Form 8-K filed on February 8, 2010.
(33)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed on March 22, 2010.
(34)	Filed as an exhibit to our Current Report on Form 8-K filed on May 6, 2010.
(35)	Filed as an exhibit to our Current Report on Form 8-K filed on June 18, 2010.
(36)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed on June 21, 2010.
(37)	Filed as an exhibit to our Current Report on Form 8-K filed on July 30, 2010.
(38)	Filed as an exhibit to our Current Report on Form 8-K filed on October 1, 2010.
(39)	Filed as an exhibit to our Annual Report on Form 10-K filed on November 15, 2010.
(40)	Filed as an exhibit to our Current Report on Form 8-K filed on December 1, 2010.
(41)	Filed as an exhibit to our Current Report on Form 8-K filed on December 6, 2010.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DORAL ENERGY CORP.

Date:	December 15, 2010	By:	/s/ Everett Willard Gray, II
EVERETT WILLARD GRAY, II
Chief Executive Officer, President, Chief Financial
Officer, Treasurer and Secretary
(Principal Executive Officer and Principal
Accounting Officer)