Form 10-Q/A
period 2010-04-30
CROSS BORDER RESOURCES, INC.
filed 2011-04-08
CIK 1373485

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

COMMISSION FILE NUMBER 000-52738

DORAL ENERGY CORP.
 (Exact name of registrant as specified in its charter)

NEVADA	98-0555508
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3300 N. “A“ Street, Bldg 2, Suite 218
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
☒ Yes      ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     [X] No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
As of June 18, 2010, the Registrant had 96,545,976 shares of common stock outstanding (pre-reverse split).
As of March 11, 2011, the Registrant had 12,476,946 shares of common stock outstanding (post-reverse split).

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q for Doral Energy Corp. (the “Company”), originally filed on June 21, 2010 (the "Original Report") is being filed to provide the Company's amended and restated consolidated financial statements for the fiscal period ended April 30, 2010 (the "April 2010 Financial Statements").

On October 21, 2010, we determined that the accounting treatment of the “assets held for sale” reported in the Company’s unaudited financial statements for the interim period ended April 30, 2010 to be the incorrect accounting treatment. Management has determined that under Full Cost accounting, the sale of the properties reported for the period ended April 30, 2010 does not meet the criteria for “assets held for sale” or “discontinued operations”.

Also as a result of this correction, on October 21, 2010, the management and Board of Directors of the Company concluded that the Company’s unaudited financial statements for the interim period ended April 30, 2010 (the “Relevant Period”) should no longer be relied upon and will be restated. Correcting the above referenced accounting treatment resulted in no impact to net loss for the Relevant Period.

The restatement of these interim condensed consolidated financial statements will not affect the Company’s audited consolidated financial statements as of, and for the year ended, July 31, 2010, as contained in its Annual Report on Form 10-K for the year ended July 31, 2010, because the error was corrected prior to the end of the fiscal year 2010.

The table in Note 12 reflects the impact of the above restatements on the Company’s condensed consolidated balance sheet as of April 30, 2010 and July 31, 2009, the statements of operations for the three and nine months ended, April 30, 2010 and 2009, and the cash flow statement for the nine months ended April 30, 2010 and 2009.

This Amendment No. 1 reproduces only those sections of the original Form 10-Q that have been changed as a result of the restatement. This Amendment No. 1 is stated as of the filing date of the Original Report and does not reflect events occurring after the filing date of the Original Report, or modify or update the disclosures therein in any way other than as required to reflect the amendment described above.

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

Doral Energy Corp.
Consolidated Balance Sheets
(Unaudited)

	April 30,	July 31,
	2010	2009
	(Restated)
ASSETS
Current assets
Cash and cash equivalents	$14,885	$436,806
Accounts receivable, net of allowance for doubtful accounts of $-	254,239	232,934
Restricted cash – note proceeds restricted as to use	52,217	170,377
Current derivative asset	-	468,607
Prepaid insurance and other	16,227	1,600
Total current assets	337,568	1,310,324
Oil and gas properties, Proved, using full cost method of accounting, net of accumulated depletion and amortization of $708,528 and $419,068, respectively	10,791,824	19,897,062
Office equipment, net of depreciation	204,164	247,111
Deferred federal income tax	85,213	85,213
Security deposit	228,268	210,087
Total assets	$11,647,037	$21,749,797

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$562,758	$333,698
Accounts payable – related party	142,314	81,183
Accrued liabilities	615,897	55,537
Current portion of long-term debt	6,975,219	6,636,372
Current portion of notes payable related party	450,000	150,000
Convertible note payable, net of discount of $- and $118,523, respectively	550,000	181,477
Derivative liability	306,723	54,728
Current deferred income tax	94,144	94,144
Other current liabilities	-	6,103
Total current liabilities	9,697,055	7,593,242

Notes payable	254,914	480,784
Notes payable to related party, net of discount of $- and $250,000, respectively	-	100,000
Asset retirement obligation	799,698	903,654

Total liabilities	10,751,667	9,077,680

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 91,545,976 and 86,937,470 shares issued and outstanding, respectively	91,546	86,937
Additional paid-in capital	15,794,639	15,119,274
Accumulated deficit	(14,990,815)	(2,534,094)
Total stockholders’ equity	895,370	12,672,117
Total liabilities and stockholders’ equity	$11,647,037	$21,749,797

The accompanying notes are an integral part of these consolidated financial statements.

Doral Energy Corp.
Consolidated Statements of Operations
For the three months and nine months ended April 30, 2010 and 2009
(Unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2010	2009	2010	2009
	(Restated)	(Restated)	(Restated)	(Restated)

Revenue – oil and gas sales	$549,452	$298,692	$1,510,352	$1,289,896

Expenses:
Operating costs	248,354	497,236	1,283,092	1,247,727
Production taxes	45,645	38,149	151,518	155,419
Depreciation, depletion, and amortization	102,699	91,506	300,839	261,485
Accretion expense	5,441	60,815	31,207	119,446
Impairment loss on oil and gas properties	9,250,615	-	9,250,615	-
General and administrative	526,309	458,278	1,741,027	1,140,809
Total expense	10,179,063	1,145,984	12,758,298	2,924,886
Loss from operations	(9,629,611)	(847,292)	(11,247,946)	(1,634,990)

Other income (expense):
Gain on derivative liability	324,769	-	166,300	-
Interest expense	(170,577)	(79,549)	(858,933)	(658,210)
Price risk management activities	(310,889)	(179,847)	(252,074)	2,083,388
Loss on settlement of debt	(263,427)	-	(263,427)	-
Loss before income taxes	(10,049,735)	(1,106,688)	(12,456,080)	(209,812)
Income tax expense (benefit)	474	-	641	313,906
Net loss	$(10,050,209)	$(1,106,688)	$(12,456,721)	$(523,718)

Net loss per share:
Basic and diluted	$(0.11)	$(0.01)	$(0.14)	$(0.01)
Weighted average shares outstanding:
Basic and diluted	88,959,789	86,180,035	87,403,400	85,974,825

The accompanying notes are an integral part of these consolidated financial statements.

Doral Energy Corp.
Consolidated Statements of Cash Flows
or the nine months ended April 31, 2010 and 2009
(Unaudited)

	2010	2009
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,456,721)	$(523,718)
Adjustments to reconcile net income (loss) to cash used by operating activities:
Impairment loss on oil and gas properties	9,250,615	-
Depreciation, depletion, amortization	365,980	380,931
Amortization of debt discount and deferred financing costs	393,131	359,409
Loss (gain) on derivative liability	520,602	(1,387,427)
Loss on extinguishment of debt	263,427	-
Share based compensation	329,906	-
Stock for services	53,548	-
Changes in operating assets and liabilities:
Accounts receivable	(21,305)	(192,691)
Prepaid expenses and other current assets	(14,627)	12,535
Deposits	-	(13,896)
Accounts payable	517,650	385,660
Accounts payable – related party	61,131	30,000
Accrued interest payable	86,255	148,203
Deferred income tax	-	313,906
Other current liabilities	(6,103)	(2,339)
NET CASH USED IN OPERATING ACTIVITIES	(656,511)	(489,427)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposit on investment	-	(275,000)
Cash paid for purchase of oil and gas properties	-	(555,709)
Net proceeds restricted as to use	48,160	351,810
Cash paid for purchase of property and equipment	(2,366)	(63,475)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	45,794	(542,374)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable, gross	250,000	1,126,348
Advances from related party	82,699	-
Deferred financing costs incurred	-	(119,623)
Deposit paid to investment advisor	-	(53,182)
Repayments of notes payable	(143,903)	(6,267)
Proceeds from sale of common stock	-	30,025
NET CASH PROVIDED BY FINANCING ACTIVITIES	188,796	977,301

NET DECREASE IN CASH AND CASH EQUIVALENTS	(421,921)	(54,500)
Cash and cash equivalents, beginning of period	436,806	54,500
Cash and cash equivalents, end of period	$14,885	$-

Supplemental disclosures of cash flow information:
Interest paid	$(179,675)	$(280,107)
Income taxes paid	$-	$-

Non cash investing and financing activities:
Fixed assets acquired through issuance of notes payable	$-	$69,956
Derivative associated with convertible debt	$200,000	$-
Common stock issued for financial advisor agreement	$-	$125,000
Stock issued for exercise of stock option in exchange for accounts payable	$192,770	$-
Stock issued to extend closing of Miltex acquisition	$-	$71,250
Stock issued for the conversion of debt	$103,500	$-
Change in estimate of asset retirement obligation	$135,163	$-

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

Recent Adopted Accounting Pronouncements

Effective December 14, 2009, the Company adopted FASB ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock (formerly Emerging Issues Task Force Issue No. 07-5, Determining Whether an Instrument or Embedded Feature is Indexed to an Entity’s Own Stock ). The adoption of FASB ASC Topic No. 815 – 40’s requirements can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). As a result of Doral issuing a convertible note on December 14, 2009, the Company adopted ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock (formerly Emerging Issues Task Force Issue No. 07-5, Determining Whether an Instrument or Embedded Feature is Indexed to an Entity’s Own Stock ). As such, the Company’s outstanding warrants are classified as liabilities as of January 31, 2010 as these underlying units and warrants contain exercise price reset features and are no longer deemed to be indexed to the Company’s own stock. See Note 5 for further discussion.

NOTE 3 – SALE OF OIL AND GAS PROPERTIES

On April 30, 2010, the “Company entered into an agreement (the “Purchase and Sale Agreement”) with Alamo Resources LLC (“Alamo”) to sell to Alamo certain of the Company’s oil and gas properties located in Eddy County, New Mexico (the “Properties”). Under the terms of the Purchase and Sale Agreement, Alamo has agreed to pay $10,000,000 to the Company subject to the customary adjustments. In addition, Alamo has agreed to pay up to two additional production incentive payments (“PIP”) of $750,000 each. The first PIP will be payable if Alamo increases gross production from the Properties by 500 BOE/day based on a 30 day average within 24 months after closing. The second PIP will be payable if Alamo increases gross production by a further 500 BOE/day (ie. a total increase of 1,000 BOE/day) during the same 24 month period. The Purchase and Sale Agreement also included the Company’s fixed assets, except for fixed assets located in its corporate office in Midland, Texas. Management initiated a plan to sell the assets during the quarter ended April 30, 2010.

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

The properties sold as covered by the Purchase and Sale Agreement had a total net book value as of April 30, 2010 of $19,250,615 which resulted to the recognition of an impairment loss on assets of $9,250,615 and was recognized as current period expense.

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

Under the terms of the Forbearance Agreement, if at any time during the Forbearance Period we divest greater than 50% of our working interest in the properties that we acquired from Hanson Energy in July 2008 (the “Hanson Properties”), and such divesture results in all monetary obligations being fully repaid to Macquarie, Macquarie has agreed to reconvey the Net Profits Interest conveyed as part of the Macquarie Credit Agreement to us upon full repayment to Macquarie of the amounts owed under the Macquarie Credit Agreement and payment of the $500,000 which will be paid by Borrower to Macquaire Investment LLC at the closing of such divestiture. The $500,000 has been recorded to accrued liabilities  as of April 30, 2010.

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

NOTE 5-CONVERTIBLE NOTE PAYABLE AND DERIVATIVES

On December 14, 2009, we received cash proceeds of $200,000 in exchange for a 4% Convertible Note Payable. The note bears interest at 4% per year and matures June 30, 2010. The note is convertible only in whole into Units at $0.10 per Unit. Each Unit consists of one share of common stock and one warrant to purchase a share of common stock at a price of $0.20 per share for a term of three years. The note contains a ratchet provision which adjusts the exercise price of the Units if we issue common stock at a price lower than the $0.10 per Unit conversion price in the 4% Convertible Note Payable. As a result, the Company assessed the terms of the convertible note in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock (formerly Emerging Issues Task Force Issue No. 07-5, Determining Whether an Instrument or Embedded Feature is Indexed to an Entity’s Own Stock ) and determined that the underlying Units are not indexed to the Company’s common stock and are therefore a derivative which should be valued at fair value at the date of issuance and at each subsequent interim period.

As of December 14, 2009 (date of issuance), the fair value of the derivatives was $756,689. As a result, we recorded a discount of $200,000 on the convertible note, a derivative liability of $756,689, and an inception loss of $556,689.

On March 3, 2010, Doral entered into cancellation agreement of the December 14, 2009 Convertible note and agreed to issue 2,000,000 warrant shares to the lender. In return, the lender agreed to loan the company an additional $50,000 and to remove the conversion feature embedded in the original convertible note. As a result, the $200,000 convertible note has become a simple promissory note with principal of $250,000 with interest rate of 15% and matures on May 1 st , 2010. Doral evaluated the application of, ASC 470-50-40/55 (formerly APB26) “Debtor’s Accounting for a Modification or Exchange of Debt Instrument” and concluded that the revised terms constituted a debt extinguishment rather than a debt modification because the present value of the cash flows under the terms of the new instrument, was greater than 10% from the present value of the remaining cash flows under the terms of the original notes. On March 3, 2010, we determined the derivative liability associated with the embedded conversion features of the original $200,000 note to be $68,259 and unamortized discount to be $163,434. These amounts have been included in the loss on debt extinguishment that totaled $209,677.

The 2,000,000 warrants issued have a life of three years from the issuance date and each warrant share entitles the holder to purchase one common shares of the Company at a price of $0.05 per share. The warrants contain ratchet provisions which adjust the exercise price and the number of shares to be issued upon conversion if the Company issues common stock at a price lower than the fixed conversion prices

As a result, the Company adopted ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock (formerly Emerging Issues Task Force Issue No. 07-5, Determining Whether an Instrument or Embedded Feature is Indexed to an Entity’s Own Stock ) and determined that the underlying Units are not indexed to the Company’s common stock and should be valued at fair value at the date of issuance and at each subsequent interim period.

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

Stock options

Stock option activity summary is presented in the table below:

			Weighted-
			average
		Weighted-	Remaining
		average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(years)	Value
Outstanding at July 31, 2009	304,000	$0.50
Granted	3,094,000	$0.09
Exercised	(2,797,900)	(0.09)
Forfeited	-	$-
Expired	-	-

Outstanding at April 30, 2010	600,100	$0.31	4.46	$-

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

Based on the above, management has determined the swaps noted above do not qualify for hedge accounting treatment. As of April 30, 2010, the hedge fair value of $226,780 was included in the liabilities on the balance sheet.

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

NOTE 12 – RESTATEMENTS

On October 21, 2010, the Company’s management determined that the accounting treatment of the “assets held for sale” reported in the Company’s unaudited financial statements for the interim period ended April 30, 2010 to be the incorrect accounting treatment. Management has determined that under Full Cost accounting, the sale of the properties reported for the period ended April 30, 2010 does not meet the criteria for “assets held for sale” or “discontinued operations”.

The restatement of the consolidated financial statements as of April 30, 2010 and July 31, 2009 and for the nine and three months ended April 30, 2010 and 2009 are as follows:

	April 30, 2010
	As
	Originally		As
	Reported	Adjustments	Restated
Consolidated Balance Sheet
Assets held for sale and discontinued operations	$10,934,283	$(10,934,283)	$-
Total current assets	11,271,851	(10,934,283)	337,568
Oil and gas properties, net of accumulated depletion and amortization	-	10,791,824	10,791,824
Deferred federal income tax	-	85,213	85,213
Office equipment, net of depreciation	146,918	57,246	204,164
Total assets	11,647,037	-	11,647,037
Current portion of long-term debt	976,652	5,998,567	6,975,219
Derivative liability	79,943	226,780	306,723
Current deferred income tax	-	94,144	94,144
Liabilities related to assets held for sale and discontinued operations	7,619,189	(7,619,189)	-
Total current liabilities	10,496,753	(799,698)	9,697,055
Asset retirement obligation	-	799,698	799,698
Total liabilities	10,751,667	-	10,751,667

Consolidated Statement of Operations - for the 3 months ended
Revenue - oil and gas sales	$-	$549,452	$549,452
Operating costs	-	248,354	248,354
Production taxes	-	45,645	45,645
Depreciation, depletion, and amortization	-	102,699	102,699
Accretion expense	-	5,441	5,441
Impairment loss on oil and gas properties	-	9,250,615	9,250,615
Total expense	526,309	9,652,754	10,179,063
Loss from operations	(526,309)	(9,103,302)	(9,629,611)
Interest expense	(552)	(170,025)	(170,577)
Price risk management activities	-	(310,889)	(310,889)
Loss before income taxes	(465,519)	(9,584,216)	(10,049,735)
Loss from discontinued operation	(334,075)	334,075	-
Loss on sale of discontinued operation	(9,250,615)	9,250,615	-
Income tax expense	-	474	474

Consolidated Statement of Operations - for the 9 months ended
Revenue - oil and gas sales	$-	$1,510,352	$1,510,352
Operating costs	-	1,283,092	1,283,092
Production taxes	-	151,518	151,518
Depreciation, depletion, and amortization	-	300,839	300,839
Accretion expense	-	31,207	31,207
Impairment loss on oil and gas properties	-	9,250,615	9,250,615
Total expense	1,741,027	11,017,271	12,758,298
Loss from operations	(1,741,027)	(9,506,919)	(11,247,946)
Interest expense	(348,842)	(510,091)	(858,933)
Price risk management activities	-	(252,074)	(252,074)
Loss before income taxes	(2,186,996)	(10,269,084)	(12,456,080)
Loss from discontinued operation	(1,019,110)	1,019,110	-
Loss on sale of discontinued operation	(9,250,615)	9,250,615	-
Income tax expense	-	641	641

Consolidated Statement of Cash Flows - for the 9 months ended
Loss from discontinued operation	$1,019,110	$(1,019,110)	$-
Loss on sale of discontinued operation	9,250,615	(9,250,615)	-
Impairment loss on oil and gas properties	-	9,250,615	9,250,615
Depreciation, depletion, and amortization	33,934	332,046	365,980
Loss (gain) on derivative liability	(166,300)	686,902	520,602
Accounts payable	403,649	114,001	517,650
Accrued expenses	60,360	25,895	86,255
Cash used in operating activities	(796,245)	139,734	(656,511)
Cash provided by operating activities-discontinued operations	139,734	(139,734)	-
Net proceeds restricted as to use	-	48,160	48,160
Cash provided by (used in) investing activities	(2,366)	48,160	45,794
Cash provided by investing activities-discontinued operations	48,160	(48,160)	-
Cash used in financing activities-discontinued operations	(114,001)	114,001	-

	July 31, 2009
	As
	Originally		As
	Reported	Adjustments	Restated
Consolidated Balance Sheet
Current derivative asset	$-	$468,607	$468,607
Assets held for sale and discontinued operations	20,518,550	(20,518,550)	-
Total current assets	21,360,267	(20,049,943)	1,310,324
Oil and gas properties, net of accumulated depletion and amortization	-	19,897,062	19,897,062
Deferred federal income tax	-	85,213	85,213
Office equipment, net of depreciation	179,443	67,668	247,111
Current portion of long-term debt	689,746	5,946,626	6,636,372
Derivative liability	-	54,728	54,728
Current deferred income tax	-	94,144	94,144
Liabilities related to assets held for sale and discontinued operations	6,999,152	(6,999,152)	-
Total current liabilities	8,496,896	(903,654)	7,593,242
Asset retirement obligation	-	903,654	903,654

	April 30, 2009
	As
	Originally		As
	Reported	Adjustments	Restated
Consolidated Statement of Operations - for the 3 months ended
Revenue - oil and gas sales	$-	$298,692	$298,692
Operating costs	-	497,236	497,236
Production taxes	-	38,149	38,149
Depreciation, depletion, and amortization	-	91,506	91,506
Accretion expense	-	60,815	60,815
General and administrative	464,031	(5,753)	458,278
Total expense	464,031	681,953	1,145,984
Loss from operations	(464,031)	(383,261)	(847,292)
Interest expense	(11,665)	(67,884)	(79,549)
Price risk management activities	-	(179,847)	(179,847)
Loss before income taxes	(475,696)	(630,992)	(1,106,688)
Loss from discontinued operation	(630,992)	630,992	-

Consolidated Statement of Operations - for the 9 months ended
Revenue - oil and gas sales	$-	$1,289,896	$1,289,896
Operating costs	-	1,247,727	1,247,727
Production taxes	-	155,419	155,419
Depreciation, depletion, and amortization	-	261,485	261,485
Accretion expense	-	119,446	119,446
General and administrative	1,153,280	(12,471)	1,140,809
Total expense	1,153,280	1,771,606	2,924,886
Loss from operations	(1,153,280)	(481,710)	(1,634,990)
Interest expense	(20,084)	(638,126)	(658,210)
Price risk management activities	-	2,083,388	2,083,388
Loss before income taxes	(1,173,364)	963,552	(209,812)
Income from discontinued operation	649,646	(649,646)	-
Income tax expense	-	313,906	313,906

Consolidated Statement of Cash Flows - for the 9 months ended
Income from discontinued operation	$(649,646)	$649,646	$-
Depreciation, depletion, and amortization	12,481	368,450	380,931
Amortization of debt discount and deferred financing costs	-	359,409	359,409
Gain on derivative liability	-	(1,387,427)	(1,387,427)
Deferred income tax	-	313,906	313,906
Cash used in operating activities	(793,411)	303,984	(489,427)
Cash used in operating activities-discontinued operations	303,984	(303,984)	-
Cash paid for purchase of oil and gas properties	-	(555,709)	(555,709)
Net proceeds restricted as to use	-	351,810	351,810
Cash paid for purchase of property and equipment	(45,125)	(18,350)	(63,475)
Cash used in investing activities	(320,125)	(222,249)	(542,374)
Cash used in investing activities-discontinued operations	(222,249)	222,249	-
Proceeds from issuance of notes payable	386,999	739,349	1,126,348
Deferred financing costs incurred	-	(119,623)	(119,623)
Cash provided by financing activities	357,575	619,726	977,301
Cash provided by financing activities-discontinued operations	619,726	(619,726)	-

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Restatement of Prior Results

On October 21, 2010, our management has determined that the accounting treatment of the “assets held for sale” reported in our previously filed condensed consolidated financial statements contained in our Quarterly Report on Form 10-Q as of, and for the three and nine month periods ended, April 30, 2010 to be incorrect. Management has determined that under Full Cost accounting, the sale of the properties reported for the period ended April 30, 2010 does not meet the criteria for “assets held for sale” or “discontinued operations”.

To reflect the correction, we restated the unaudited consolidated financial statements as of April 30, 2010 and July 31, 2009, and for the three and nine month periods ended April 30, 2010 and 2009. The restatement had no impact to net loss for the relevant periods.

RESULTS OF OPERATIONS

See also Note 12 to the unaudited financial statements included in this amended Quarterly Report.

Three months and nine months ended April 30, 2010 compared to the three months and nine months ended April 30, 2009.

			Percentage			Percentage
	Three Months Ended April 30,		Increase /	Nine Months Ended April 30,		Increase /
	2010	2009	(Decrease)	2010	2009	(Decrease)
Revenues	$549,452	$298,692	84%	$1,510,352	$1,289,896	17%
Total operating expenses	(10,179,063)	(1,145,984)	788%	(12,758,298)	(2,924,886)	336%
Interest expense	(170,577)	(79,549)	115%	(858,933)	(658,210)	30%
Price risk management activities	(310,889)	(179,847)	73%	(252,074)	2,083,388	(112)%
Loss on settlement of debt	(263,427)	-	100%	(263,427)	-	100%
Gain (loss) on derivative liability	324,769	-	100%	166,300	-	100%
Income tax expense	(474)	-	100%	(641)	(313,906)	(100)%

Net Loss	$(10,050,209)	$(1,106,688)	(808)%	$(12,456,721)	$(523,718)	2,279%

Revenues

On April 30, 2010, the Company entered into an agreement (the “Purchase and Sale Agreement”) with Alamo Resources LLC to sell to Alamo certain of the Company’s oil and gas properties located in Eddy County, New Mexico (the “Hanson Properties”).

During the three months and nine month periods ended April 30, 2010, the Company generated revenue of $549,452 and $1,510,352 compared to revenues of $298,692 and $1,289,896 for the three months and nine months ended April 30, 2009. The increase in revenues was primarily due to the increased production volume and increased sales price realized for sales of oil and natural gas. Revenues from the sale of oil and gas are recognized based on the actual volume of oil and gas sold to purchasers.

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

Expenses

Our expenses for the three and nine months ended April 30, 2010 and 2009 consisted of the following:

			Percentage			Percentage
	Three Months Ended April 30 ,		Increase/	Nine Months Ended April 30 ,		Increase/
	2010	2009	(Decrease)	2010	2009	(Decrease)
Operating costs	$248,354	$497,236	(50)%	$1,283,092	$1,247,727	3%
Production taxes	45,645	38,149	20%	151,518	155,419	(3)%
Depreciation, depletion, and amortization	102,699	91,506	12%	300,839	261,485	15%
Accretion expense	5,441	60,815	(91)%	31,207	119,446	(74)%
Impairment loss on oil and gas properties	9,250,615	-	100%	9,250,615	-	100%
General and administrative expenses	526,309	458,278	15%	1,741,027	1,140,809	53%
Total Operating Expenses	$10,179,063	$1,145,984	788%	$12,758,298	$2,924,886	336%

For the three months ended April 30, 2010 and 2009, our operating expenses increased from $1,145,984 to $10,179,063. The increase was primarily due to the impairment loss on oil and gas properties of $9,250,615 and an increase in general and administrative expenses of $68,031, and partly offset by a decrease in operating costs of $248,882.

The decrease in operating costs was due to lower repairs and maintenance expense during the three months ended April 30, 2010. The increase in general and administrative expenses was due to increase in legal and professional fees. During the three months ended April 30, 2010, legal and professional fees in the amount of $71,110 were paid with through the issuance of stock or stock options. No legal or professional fees were paid with stock during the three months ended April 30, 2009.

For the nine months ended April 30, 2010 and 2009, operating expenses changed from $2,924,886 to $12,758,298. The increase of $9,833,412 was mainly due to the impairment loss on oil and gas properties of $9,250,615, as well as an increase in general and administrative expenses of $600,218, which was due to an increase in legal and professional fees. During the nine months ended April 30, 2010, legal and professional fees in the amount of $329,906 were paid through the issuance of stock or stock options. No legal or professional fees were paid with stock during the nine months ended April 30, 2009.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At April 30, 2010	At July 31, 2009	Increase / (Decrease)
Current assets	$337,568	$1,310,324	(74)%
Current liabilities	(9,697,055)	(7,593,242)	27%
Working capital (deficit)	$(9,359,487)	$(6,282,918)	49%

Cash Flows

	Nine Months Ended	Nine Months Ended
	April 30, 2010	April 30, 2009
Net Cash flows used in operating activities	$(656,511)	$(489,427)

Net Cash flows provided by (used in) investing activities	$45,794	$(542,374)

Net Cash flows provided by financing activities	$188,796	$977,301

Net decrease in cash during period	$(421,921)	$(54,500)

As at April 30, 2010, we had a working capital deficit of $9,359,487. On June 15, 2010, we completed the sale of the Hanson Properties. The total estimated adjusted purchase price on closing was $10,269,691, with $6,484,567 paid to Macquarie to discharge our obligations under the Macquarie Credit Agreement. Net proceeds received by us on completion of the sale were $3,735,023.

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

3.1	Articles of Incorporation. (1)
3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 2,500,000,000 shares, par value $0.001 per share (25-for-1 Stock Split). (3)
3.3	Articles of Merger between Language Enterprises Corp. (as surviving entity) and Doral Energy Corp. (as merging entity). (6)
3.4	Certificate of Change Pursuant to NRS 78.209 decreasing the authorized capital of common stock to 400,000,000 shares, par value $0.001 per share (1-for-6.25 Reverse Split). (18)
3.5	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 2,000,000,000 shares, par value $0.001 per share (5-for-1 Stock Split). (29)
3.6	Bylaws. (1)
10.1	Loan Agreement dated as of March 7, 2008 with Little Bay Consulting SA. (4)
10.2	Letter Agreement dated April 10, 2008 with G2 Petroleum, LLC. (5)
10.3	Purchase and Sale Agreement dated April 25, 2008 with J. Warren Hanson, doing business as Hanson Energy, and his wife Kathie Hanson. (7)
10.4	Loan Agreement between the Company (as borrower) and Green Shoe Investments Ltd. (as lender) dated May 9, 2008 for the amount of $100,000. (8)
10.5	Loan Agreement between the Company (as borrower) and Green Shoe Investments Ltd. (as lender) dated May 23, 2008 for the amount of $150,000. (9)
10.6	Title Work Agreement dated May 12, 2008 with Arena Resources, Inc. (10)
10.7
Amendment Agreement to Share Purchase Agreement dated July 17, 2008 between J. Warren Hanson, doing business as Hanson Energy, his wife Kathie Hanson, and Doral Energy Corp. (formerly Language Enterprises Corp.) (11)

10.8	Loan Agreement dated July 18, 2008 between Doral Energy Corp. and Little Bay Consulting SA. (11)
10.9	Loan Agreement dated July 18, 2008 between Doral Energy Corp. and Green Shoe Investments Ltd. (11)
10.10	Credit Agreement dated July 29, 2008 between Doral Energy Corp. and Macquarie Bank Limited. (12)
10.11	Security Agreement dated July 29, 2008 between Doral Energy Corp. and Macquarie Bank Limited. (12)
10.12	Subordination Agreement dated July 29, 2008 between Doral Energy Corp., Green Shoe Investments Ltd. and Macquarie Bank Limited. (12)

Exhibit
Number	Description of Exhibits
10.13	Subordination Agreement dated July 29, 2008 between Doral Energy Corp., Little Bay Consulting SA and Macquarie Bank Limited. (12)
10.14	Net Profits Overriding Royalty Interest Conveyance dated July 29, 2008 between Doral Energy Corp. and Macquarie Investments, LLC. (12)
10.15	Conversion Agreement dated July 29, 2008 between Doral Energy Corp. and Macquarie Investments, LLC. (12)
10.16	Limited Forbearance Agreement dated December 10, 2008 between Macquarie Bank Limited and Doral Energy Corp. (15)
10.17	Loan Agreement dated October 3, 2008 between Doral Energy Corp. and Little Bay Consulting SA. (13)
10.18	First Amendment to Credit Agreement between Doral Energy Corp. and Macquarie Bank Limited dated November 19, 2008. (16)
10.19	Second Amendment to Credit Agreement between Doral Energy Corp. and Macquarie Bank Limited dated January 9, 2009. (16)
10.20	Letter Agreement dated January 15, 2009 between Doral Energy Corp. and Miltex Oil Company. (17)
10.21	Engagement Agreement dated January 26, 2009 between Doral Energy Corp. and C.K. Cooper & Company, Inc. (19)
10.22	Debt Advisory Agreement dated January 30, 2009 between Doral Energy Corp. and C.K. Cooper & Company, Inc. (19)
10.23	Loan Agreement dated February 24, 2009 between Doral Energy Corp. (as borrower) and Green Shoe Investments Ltd. (as lender) in the amount of $100,000 USD. (20)
10.24	Amendment Agreement dated February 13, 2009 to Engagement Agreement between Doral Energy Corp. and C.K. Cooper & Company, Inc. (20)
10.25	Amendment Agreement dated March 31, 2009, 2009 to Letter Agreement between Doral Energy Corp. and Miltex Oil Company. (21)
10.26	Amendment Agreement dated April 21, 2009, 2009 to Letter Agreement between Doral Energy Corp. and Miltex Oil Company. (22)
10.27	2009 Stock Incentive Plan. (23)
10.28	Loan Agreement dated April 29, 2009 between Doral Energy Corp. and Green Shoe Investments Ltd. (24)
10.29	Sale and Purchase Agreement dated May 5, 2009 between Doral Energy Corp. and Flaming S, Inc. (24)
10.30	Sale and Purchase Agreement dated May 15, 2009 between Doral Energy Corp. and Slape Oil Company, Inc. (24)
10.31	Convertible Note Agreement dated May 28, 2009 between Doral Energy Corp. and Green Shoe Investments Ltd. (25)
10.32	Assignment Agreement dated July 30, 2009. (26)
10.33	Consent to Assignment Agreement dated for July 29, 2009. (26)
10.34	Macquarie Forbearance Agreement dated July 30, 2009. (26)
10.35	Convertible Promissory Note dated August 24, 2009 in the principal amount of $250,000 issued to W.S. Oil and Gas Limited. (27)
10.36	Macquarie Forbearance Agreement dated August 28, 2009. (28)
10.37	Macquarie Forbearance Agreement dated November 9, 2009. (30)
10.38	Amendment Agreement to Convertible Promissory Note between W.S. Oil and Gas Limited and Doral Energy Corp. (30)
10.39	Form of 4% Convertible Note Subscription Agreement. (31)
10.40	Settlement Agreement dated between Doral Energy Corp. and Paul C. Kirkitelos dated February 8, 2010. (32)
10.41	Loan and Cancellation of Convertible Note Agreement between Doral Energy Corp. and Edward Ajootian dated March 3, 2010. (33)
10.42	Debt Settlement Agreement with War Chest Multi-Strategy Fund, LLC dated March 8, 2010. (33)
10.43	Amendment Agreement dated March 12, 2010 to Debt Settlement Agreement with War Chest Multi- Strategy Fund, LLC. (33)

Exhibit
Number	Description of Exhibits
10.44	Macquarie Forbearance Agreement dated March 8, 2010. (33)
10.45	Release and Settlement Agreement between Doral Energy Corp. and Macquarie Bank Limited dated March 8, 2010. (33)
10.46	Purchase and Sale Agreement dated April 30, 2010 between Doral Energy Corp. and Alamo Resources LLC. (34)
10.47	Forbearance Agreement dated April 30, 2010 between Doral Energy Corp. and Macquarie Bank Limited. (34)
10.48	Loan Agreement dated June 11, 2010 between Doral Energy Corp. and Everett Willard Gray, II.
10.49	Purchase and Sale Agreement dated June 14, 2010 between Doral Energy Corp., John R. Stearns and John R. Stearns Jr. (35)
14.1	Code of Ethics. (2)
21.1	List of Subsidiaries. (30)
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 filed on September 11, 2006.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended July 31, 2007 filed on October 30, 2007.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on January 9, 2008.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed on March 12, 2008.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed on April 16, 2008.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed on April 28, 2008.
(7)	Filed as an exhibit to our Current Report on Form 8-K filed on May 1, 2008.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed on May 13, 2008.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed on May 21, 2008.
(10)	Filed as an exhibit to our Current Report on Form 8-K filed on May 27, 2008.
(11)	Filed as an exhibit to our Current Report on Form 8-K filed on July 23, 2008.
(12)	Filed as an exhibit to our Current Report on Form 8-K filed on August 4, 2008.
(13)	Filed as an exhibit to our Current Report on Form 8-K filed on October 22, 2008.
(14)	Filed as an exhibit to our Annual Report on Form 10-K filed on October 29, 2008
(15)	Filed as an exhibit to our Current Report on Form 8-K filed on December 11, 2008.
(16)	Filed as an exhibit to our Current Report on Form 8-K filed on January 14, 2009.
(17)	Filed as an exhibit to our Current Report on Form 8-K filed on January 22, 2009.
(18)	Filed as an exhibit to our Current Report on Form 8-K filed on January 29, 2009.
(19)	Filed as an exhibit to our Current Report on Form 8-K filed on February 9, 2009.
(20)	Filed as an exhibit to our Current Report on Form 8-K filed on February 25, 2009.
(21)	Filed as an exhibit to our Current Report on Form 8-K filed on April 6, 2009.
(22)	Filed as an exhibit to our Current Report on Form 8-K filed on April 27, 2009.
(23)	Filed as an exhibit to our Current Report on Form 8-K filed on May 5, 2009.
(24)	Filed as an exhibit to our Current Report on Form 8-K filed on June 2, 2009.
(25)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed on June 15, 2009.
(26)	Filed as an exhibit to our Current Report on Form 8-K filed on August 5, 2009.
(27)	Filed as an exhibit to our Current Report on Form 8-K filed on August 28, 2009.
(28)	Filed as an exhibit to our Current Report on Form 8-K filed on September 2, 2009.
(29)	Filed as an exhibit to our Current Report on Form 8-K filed on September 14, 2009.
(30)	Filed as an exhibit to our Annual Report on Form 10-K filed on November 13, 2009.
(31)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed on December 21, 2009.
(32)	Filed as an exhibit to our Current Report on Form 8-K filed on February 8, 2010.
(33)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed on March 22, 2010.
(34)	Filed as an exhibit to our Current Report on Form 8-K filed on May 6, 2010.
(35)	Filed as an exhibit to our Current Report on Form 8-K filed on June 18, 2010.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DORAL ENERGY CORP.

Date: April 8, 2011	By:	/s/ EVERETT WILLARD GRAY, II
EVERETT WILLARD GRAY, II
Chief Executive Officer, President, Chief Financial
Officer, Treasurer and Secretary
(Principal Executive Officer and Principal
Accounting Officer)