Form 10-Q
period 2011-03-31
CROSS BORDER RESOURCES, INC.
filed 2011-05-16
CIK 1373485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ________

COMMISSION FILE NUMBER 000-52738

CROSS BORDER RESOURCES, INC.
(Exact name of registrant as specified in its charter)

NEVADA	98-0555508
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22610 US Highway 281 N., Suite 218
San Antonio, TX	78258
(Address of principal executive offices)	(Zip Code)

(210) 226-6700
(Registrant's telephone number, including area code)

Doral Energy Corp., Fiscal year ended July 31 changed to December 31
(Former name, former address and former fiscal year, if changed since last report)

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
☐ Yes☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of March 31, 2011, the Registrant had 12,476,946 shares of common stock outstanding.

Table of Contents

Cross Border Resources, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

As used in this Quarterly Report on Form 10-Q, the terms "we,” "us,” "our,” and the “Company” mean Cross Border Resources, Inc. unless otherwise indicated.  All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Cross Border Resources, Inc.
Balance Sheets

		Predecessor Entity
	March 31,	December 31,
	2011	2010
	(Unaudited)	(As Restated)
ASSETS

Current Assets
Cash	$762,356	$975,123
Accounts Receivable - Production	711,348	512,624
Accounts Receivable - Related Party	1,000	250,000
Prepaid Expenses	58,683	—
Current Tax Asset	30,868	—
Total Current Assets	1,564,255	1,737,747

Oil and Gas Properties	31,088,192	19,421,621
Less: Accumulated Depletion	(8,302,028)	(7,328,326)
Net Oil and Gas Properties	22,786,164	12,093,295

Other Assets
Other Property and Equipment, net of Accumulated Depreciation of $103,229 and $94,759 in 2011 and 2010, respectively	120,377	124,776
Deferred Bond Costs, net of Accumulated Amortization of $298,579 and $293,915 in 2011 and 2010, respectively	205,275	209,939
Deferred Bond Discount, net of Accumulated Amortization of $121,423 and $108,827 in 2011 and 2010, respectively	65,137	77,733
Other Assets	167,796	112,532
Deferred Tax Asset	4,574	—
Total Other Assets	563,159	524,980

TOTAL ASSETS	$24,913,578	$14,356,022

		Predecessor Entity
	March 31,	December 31,
	2011	2010
	(Unaudited)	(As Restated)

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities
Accounts Payable - Trade	$1,026,297	$875,881
Accounts Payable - Revenue Distribution	107,859	49,880
Interest Payable	26,094	107,875
Accrued Expenses	9,396	28,460
Deferred Revenues	129,915	162,394
Bonds Payable - Current Portion	720,000	660,000
Creditors Payable - Current Portion	180,000	150,000
Total Current Liabilities	2,199,561	2,034,490

Non-Current Liabilities
Asset Retirement Obligations	1,165,503	508,588
Deferred Income Tax Liability	9,744	—
Line of Credit	2,794,926	1,582,426
Notes Payable	1,146,359	—
Bonds Payable, net of Current Portion	3,305,000	3,555,000
Creditors Payable, net of Current Portion	1,359,545	1,656,305
Total Non-Current Liabilities	9,781,077	7,302,319
Total Liabilities	11,980,638	9,336,809

Stockholders’ Equity (Deficit)
Retained Earnings (Accumulated Deficit)	(14,225,742)	5,019,213
Common Stock ($0.001 par value; 36,363,637 authorized and 12,476,946 shares issued and outstanding at March 31, 2011)	12,477	—
Additional Paid in Capital	27,146,205	—
Total Stockholders’ Equity	12,932,940	5,019,213

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,913,578	$14,356,022

The accompanying notes are an integral part of these financial statements.

Cross Border Resources, Inc.
Statements of Operations
 (Unaudited)

	Three months ended March 31,
	2011	2010
		Predecessor Entity
Revenues and Gains
Oil and gas sales	$1,545,700	$931,508
Gain on sale of oil and gas properties	21,112	76,222
Other	104,765	3,003
Total revenues and gains	$1,671,577	$1,010,733

Expenses:
Operating costs	153,063	96,249
Production taxes	105,456	85,846
Depreciation, depletion, and amortization	584,290	402,297
Accretion expense	26,416	14,817
General and administrative	873,146	228,899
Total expense	1,742,371	828,108

Gain (loss) from operations	(70,794)	182,625

Other income (expense):
Bond issuance amortization	(4,664)	(4,664)
Non-recurring gain or (loss)	—	171,163
Interest expense	(105,156)	(110,673)
Loss before income taxes	(180,614)	238,451
Current tax benefit (expense)	30,868	(13,496)
Deferred tax benefit (expense)	(5,170)	13,496
Income tax benefit (expense)	25,698	—
Net income (loss)	$(154,916)	$238,451

Net loss per share:
Basic and diluted	$(0.01)	$—
Weighted average shares outstanding:
Basic and diluted	12,476,945	—

The accompanying notes are an integral part of these financial statements.

Cross Border Resources, Inc.
Statements of Cash Flows
For the three months ended March 31, 2011 and 2010
 (Unaudited)

	Three Months Ended March 31,
	2011	2010
		Predecessor Entity
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(154,916)	$238,451
Adjustments to reconcile net income (loss) to cash used by operating activities:
Depreciation, depletion, amortization	415,608	402,297
Accretion	26,416	14,817
Loss on Disposition of Assets	(15,334)	—
Share-based Compensation	30,492	—
Amortization of debt discount and deferred financing costs	17,260	17,261
Changes in operating assets and liabilities:
Accounts receivable	(119,484)	(144,076)
Prepaid expenses and other current assets	(108,178)	3,969
Accounts payable – trade	(234,299)	122,466
Accrued expenses	(114,260)	—
Deferred income tax	(25,698)	—
Other current liabilities	(201,175)	(27,331)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(483,568)	627,854

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of oil and gas properties	(618,780)	(288,014)
Cash paid for purchase of other assets	(5,518)	—
NET CASH USED IN INVESTING ACTIVITIES	(624,298)	(288,014)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings on line of credit	1,212,500	200,000
Proceeds from renewing notes	139,359	—
Repayments of bonds	(190,000)	(330,000)
Repayments to creditors	(266,760)	(116,119)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	895,099	(246,119)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(212,767)	93,721
Cash and cash equivalents, beginning of period	975,123	757,119
Cash and cash equivalents, end of period	$762,356	$850,840

Supplemental disclosures of cash flow information:
Interest paid	$(174,341)	$(20,088)
Income taxes paid	$—	$—

The above changes in current assets and current liabilities differ from changes between amounts reflected in the March 31, 2011 balance sheet due to current assets and current liabilities acquired in connection with the Company’s reverse acquisition with Pure Energy Group, Inc. and Pure Gas Partners II, LP, as more fully described in Note 1 to the unaudited financial statements.

The accompanying notes are an integral part of these financial statements.

Cross Border Resources, Inc.
Notes to UnauditedFinancial Statements

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Nature of Operations

The Company is an independent natural gas and oil company engaged in the exploration, development, exploitation, and acquisition of natural gas and oil reserves in North America.  The Company’s primary area of focus is the State of New Mexico, particularly southeastern New Mexico.

Reverse Acquisition

Effective December 27, 2010, the Company completed a 1-for-55 reverse split of its common stock in accordance with Article 78.207 of the Nevada Revised Statutes (the “Reverse Split”).  The Reverse Split resulted in a decrease in the Company’s authorized share capital from 2,000,000,000 shares of common stock, par value $0.001 per share, to 36,363,637 shares of common stock, par value, $0.001 per share, with a corresponding decrease in the number of issued and outstanding shares of the Company’s common stock from 135,933,086 shares to 2,471,544 shares (after accounting for fractional share interests being rounded up to the next whole number).  Completion of the Reverse Split was a condition precedent for the merger with Pure Gas Partners II, L.P. (“Pure”).

Effective January 3, 2011, the Company completed the acquisition of Pure Energy Group, Inc. (“Pure Sub”) as contemplated pursuant to the Agreement and Plan of Merger dated December 2, 2010 (the “Pure Merger Agreement”) among the Company, Doral Acquisition Corp., the Company’s wholly owned subsidiary (“Doral Sub”), Pure Gas Partners II, L.P. (“Pure”) and Pure Sub, a wholly owned subsidiary of Pure (Pure Sub and Pure being collectively referred to herein as the “Pure Energy Group”).

Pursuant to the provisions of the Pure Merger Agreement, all of Pure’s oil and gas assets and liabilities were transferred to Pure Sub. Pure Sub was then merged with and into Doral Sub, with Doral Sub continuing as the surviving corporation (the “Pure Merger”). Upon completion of the Pure Merger (“Merger”), the outstanding shares of Pure Sub were converted into an aggregate of 9,981,536 shares of the Company’s common stock. As a result of the Pure Merger, the previous Pure shareholders own approximately 80% of the Company’s total outstanding shares on a fully diluted basis, with the Company’s previous stockholders owning the remaining 20%.

The purchase price of the assets of the Company arising from the reverse acquisition with the Pure Energy Group was $8,085,984, representing eighty percent (80%) of the appraised value of 2,471,511 post-split shares of the Company which were issued and outstanding immediately prior to the reverse acquisition. The allocation of the purchase price and the purchase price accounting is based upon preliminary estimates of the assets and liabilities effectively acquired on January 3, 2011 in accordance with ASC topic 805, Business Combinations.

The allocation of the purchase price is estimated as follows:

Cash and cash equivalents	$(62,798)
Accounts receivable	94,810
Prepaid expenses and other current assets	5,769
Proved oil and gas properties	10,336,219
Property and equipment	12,643
Other assets	228,268
Total assets	10,614,911
Accounts payable	(378,079)
Accounts payable- related party	(69,917)
Accrued liabilities	(182,110)
Long-term debt	(1,018,322)
Notes payable to related party	(250,000)
Asset retirement obligation	(630,499)
Purchase price	$8,085,984

The statements of income include the results of operations for Cross Border Resources, Inc. commencing on January 4, 2011. As a result, information provided for the three months ended March 31, 2011 presented below includes the actual results of operations from January 4, 2011 to March 31, 2011 and the combined historical financial information for the Cross Border Resources, Inc. (formerly Doral Energy) and Pure for the period January 1, 2011 to January 3, 2011. The unaudited pro forma financial information for the three months ended March 31, 2010 presented below combines the historical financial information for the Cross Border Resources, Inc. and Pure for that period. The following unaudited pro forma information is not necessarily indicative of the results of future operations:

	Three Months Ended
	March 31,
	2011	2010
		Predecessor Entity
Revenues	$1,671,577	$1,560,185
Operating income (loss)	(82,025)	(9,446,986)
Net income (loss)	(167,832)	(9,811,758)

Earnings (loss) per share	$(0.01)	$(0. 79)

Basis for Presentation

The unaudited condensed balance sheet as of March 31, 2011 and the unaudited condensed statements of operations and cash flows for the three months ended March 31, 2011 include the accounts of the predecessor company Pure for the period of January 1, 2011 to January 3, 2011 and the accounts of Pure and the Company for the period January 4, 2011 (date of reverse acquisition as discussed below) to March 31, 2011 (collectively, “Cross Border Resources, Inc.” or the “Company”). The comparative consolidated balance sheet as of December 31, 2010 and the unaudited condensed consolidated statements of operations and cash flows for the three months ended March 31, 2010 represent the accounts of Pure only.  The consolidation effected by the business combination has been accounted for as a reverse acquisition wherein Pure is treated as the acquirer for accounting purposes.

Interim financial statements

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Pure audited financial statements for the fiscal period ended December 31, 2010 as filed on Form 8-K/A on April 7, 2011. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in Pure Gas Partners LP’s audited financial statements for the fiscal period ended December 31, 2010 has been omitted. The results of operations for the three months period ended March 31, 2011 are not necessarily indicative of results for the entire year ending December 31, 2011.

Prior Period Correction of an Error

In the Company’s 2010 financial statements, the Company recorded goodwill in connection with the 2005 acquisition of Pure Energy Group, Inc. During 2011, the Company re-evaluated its obligations with respect to its initial accounting for the transaction and determined that consideration paid in excess of the fair market value of the assets and liabilities transferred should have been allocated to the acquired oil and gas properties and subsequently tested for impairment. As a result, the Company retroactively stated its oil and gas properties as of December 31, 2010 to reflect the allocation of goodwill. In addition, the Company did not consider the need to impair the value of its acquired oil and gas properties based on the future cash flows of the assets. The correction of this error reduced March 31, 2010 net income by approximately $80,165 and $320,660 was adjusted to beginning retained earnings as of January 1, 2010.  The tax effect of this transaction was determined to be immaterial to the overall financial statements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Oil and Gas Properties

The Company uses the successful efforts method of accounting for oil and gas producing activities.  Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, to drill and equip development wells and related asset retirement costs are capitalized.  Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance.  Capitalized costs of producing oil and gas properties, after considering estimated residual salvage values, are depreciated and depleted by the unit-of-production method.

On the sale or retirement of a complete unit of a proved property, the cost, and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized.  On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion, and amortization with a resulting gain or loss recognized in income.

On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually.  If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable - Production
Accounts receivable consist of amounts due from customers for oil and gas sales and are considered fully collectible by the Company as of March 31, 2011 and December 31, 2010.  The Company determines when receivables are past due based on how recently payments have been received.

Revenue Recognition

The Company recognizes oil and natural gas revenue from its interests in producing wells when oil and natural gas is produced and sold from those wells.

Property and Equipment

Property, plant, and equipment are stated at cost.  Depreciation of office furniture and equipment is provided using the straight-line method and the Modified Accelerated Cost Recovery System (MACRS) based on estimated useful lives ranging from three to 15 years.  These methods do not materially differ from generally accepted accounting principles.  Depreciation expense was $9,479 and $7,465 for the periods ended March 31, 2011 and 2010, respectively.

Asset Retirement Obligations

The Company accounts for asset retirement obligations under the provisions of ASC 410, Asset Retirement and Environmental Obligations, which provides for an asset and liability approach to accounting for Asset Retirement Obligations (ARO).  Under this method, when legal obligations for dismantlement and abandonment costs, excluding salvage values, are incurred, a liability is recorded at fair value and the carrying amount of the related oil and gas properties is increased.  Accretion of liability is recognized each period using the interest method of allocation and the capitalized cost is depleted over the useful life of the related asset. Asset retirement obligations as of March 31, 2011 and December 31, 2010 were $1,165,503 and $508,588, respectively.

The following is a description of the changes to the Company’s asset retirement obligations for the years ended March 31, 2011 and December 31, 2010:

		Predecessor Entity
	2011	2010
		(As Restated)
Asset retirement obligations at beginning of year	$508,588	$449,319
Asset retirement obligations acquired in acquisition	630,499	—
Accretion expense	26,416	59,269
Asset retirement obligations at end of year	$1,165,503	$508,588

Income Taxes

The Company is a taxable entity for federal or state income tax purposes for which an income tax provision has been made in the accompanying financial statements.  Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Differences between the enacted tax rates and the effective tax rates are primarily the result of timing differences in the recognition of depletion and accretion expenses. These differences do not create a material variance between the enacted tax rate and the effective tax rate.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures.  Actual results could differ from those estimates and assumptions.  Significant estimates include volumes of oil and gas reserves used in calculating depletion of proved oil and natural gas properties and costs to abandon oil and gas properties.

Management believes that it is reasonably possible the following material estimates affecting the financial statements could significantly change in the coming year: (1) estimates of proved oil and gas reserves, and (2) forecast forward price curves for natural gas and crude oil. The oil and gas industry in the United States has historically experienced substantial commodity price volatility, and such volatility is expected to continue in the future. Commodity prices affect the level of reserves that are considered commercially recoverable; significantly influence the Company’s current and future expected cash flows; and impact the PV10 derivation of proved reserves.

Financial Instruments

The Company’s financial instruments include cash and cash equivalents, receivables, payables, and debt and are accounted for under the provisions of ASC Topic 825, Financial Instruments.  The carrying amount of these financial instruments as reflected in the balance sheets, except for long-term, fixed-rate debt, approximates fair value.  The Company estimates the fair value of its long-term, fixed-rate debt generally using discounted cash flow analysis based on the Company's current borrowing rates for similar types of debt.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company's financial statements upon adoption.

NOTE 3– RELATED PARTY TRANSACTIONS

The Company paid $58,000 and $39,000 in consulting fees in March 31, 2011 and 2010, respectively to BDR Consulting, Inc. (BDR), a member of CCJ/BDR Investments, L.L.C., who owned a combined 64.108% limited partnership interest in the Pure Gas Partners, L.P.  The president of BDR also served on the Board of Directors and was the Chief Executive Officer of Pure Energy Group, Inc.  In addition, the Company rented office space from BDR on a month-to-month basis.  The Company paid BDR $6,000 in rental fees in March 31, 2010.

The Company has a development contract with Aztec Energy Partners I, L.P. (Aztec), whereby Aztec agreed to fund 100% of costs through completion on certain wells to be drilled in two counties in New Mexico.  Certain partners in Aztec are also indirect limited partners and members of the Board of Directors of the Company and its subsidiaries.  On certain wells, the Company owns a working interest.  On those wells, Aztec will receive working interest and net revenue interest.  During the period ended March 31, 2011 and 2010, the Company paid Aztec $37,179 and $250,875, for Aztec’s share of well income, net of related well costs, based on production.

Aztec Managing GP, LLC (Aztec MP) is the managing general partner of Aztec Energy Partners I, L.P.  The principals of Aztec MP also serve on the Board of Directors of the Company.  During the period ended March 31, 2011 and 2010, the Company paid Aztec MP $27,859 and $94,805, respectively, for Aztec MP’s share of well income, net of related well costs, based on production.

NOTE 4 – LONG TERM - DEBT

At March 31, 2011 and December 31, 2010, long-term debt consisted of the following items:

		Predecessor Entity
	March 31,	December 31,
	2011	2010
		(As Restated)
7½% Debentures, Series 2005	$4,025,000	$4,215,000
Notes Payable – Greenshoe Investment	550,936	—
Notes Payable – Little Bay Consulting	595,423	—
Total Long-term Debt	$5,171,359	$4,215,000

NOTE 4 – LONG TERM DEBT (continued)

7½% Debentures, Series 2005

On March 1, 2005, Pure Energy Group, Inc. and its subsidiary Pure Gas Partners, II, L.P., issued 7 ½ % Debentures, Series 2005, in the principal amount of $5,500,000.  The Debentures are secured by all revenues of the issuer and all money held in the funds and accounts created under the Indenture.  The Debentures mature on March 1, 2015, with principal and interest payable semi-annually on March 1 and September 1.  As of March 31, 2011 and December 31, 2010 the balance payable was $4,025,000 and $4,215,000, respectively.  Interest expense for the three months ended March 31, 2011 and 2010 was $79,942 and $90,585, respectively.

Aggregate long-term debt, consisting of the 7½% Debentures, Series 2005, is estimated to be repayable annually as follows:

2011	$370,000
2012	830,000
2013	1,020,000
2014	1,175,000
2015	630,000
Total	$4,025,000

As permitted by the bond debt agreement, the Company can purchase these bonds back on the open market.  Bonds held by the Company at March 31, 2011 and December 31, 2010 totaled $0 and $185,000, respectively. These bonds were purchased at a discount of $310,067 during 2010 and 2009.  The bonds held by the Company are shown as a reduction of bonds payable on the balance sheet as follows:

		Predecessor Entity
	March 31,	December 31,
	2011	2010
		(As Restated)
Bonds Payable	$4,025,000	$4,400,000
Less: Bonds held by the Company	—	(185,000)
Total	$4,025,000	$4,215,000

Notes Payable Green Shoe Investments

In connection with the merger, the Company, as the accounting acquirer, assumed an unsecured loan from Green Shoe Investments Ltd. (“Green Shoe”) in the principal amount of $487,000 at an interest rate of 5.0%

On April 26, 2011, Cross Border Resources, Inc. (the “Company”) entered into a Loan Agreement with Green Shoe, and the Company executed and delivered a Promissory Note to Green Shoe in connection therewith.  The amount of the Promissory Note and the loan from Green Shoe (the “Green Shoe Loan”) is $550,936 and the purpose of the Green Shoe Loan is to consolidate and extend all of the loans owed by the Company and its predecessors to Green Shoe including without limitation the following:  (i) loan dated May 9, 2008 in the principal amount of $100,000, (ii) loan dated May 23, 2008 in the principal amount of $150,000, (iii) loan dated July 18, 2008 in the principal amount of $50,000, (iv) loan dated February 24, 2009 in the principal amount of $100,000, and (v) loan dated April 29, 2009 in the principal amount of $87,000 plus accrued interest of $63,936.  The Green Shoe Loan is unsecured.

Beginning March 31, 2011 (the effective date of the Promissory Note), the amounts owed under the Promissory Note began to accrue interest at a rate of 9.99%, and the Promissory Note provides that no payments of principal or interest are due until the maturity date of September 30, 2012.  The Company is obligated to pay all accrued interest and make a principal payment equal to one-third of the principal owed upon the closing of an equity offering resulting in a specified amount of net proceeds to the Company.  In addition, Green Shoe was granted the right to convert the principal and interest owed into shares of common stock of the Company at a conversion price of $4.00 per share.The balance of these amounts as of March 31, 2011 is $550,936.

NOTE 4 – LONG TERM DEBT (continued)

Notes Payable Little Bay Consulting

In connection with the merger, the Company, as the accounting acquirer, assumed an unsecured loan from Little Bay Consulting SA (“Little Bay”) in the principal amount of $520,000 at an interest rate of 5%.

On April 26, 2011, the Company entered into a Loan Agreement with Little Bay, and the Company executed and delivered a Promissory Note to Little Bay in connection therewith.  The amount of the Promissory Note and the loan from Little Bay (the “Little Bay Loan”) is $595,423 and the purpose of the Little Bay Loan is to consolidate and extend all of the loans owed by the Company and its predecessors to Little Bay including without limitation the following: (i) loan dated March 7, 2008 in the original principal amount of $220,000, (ii) loan dated July 18, 2008 in the original principal amount of $100,000, and (iii) loan dated October 3, 2008 in the principal amount of $200,000 plus accrued interest of $75,423.  The Little Bay Loan is unsecured.

Beginning March 31, 2011 (the effective date of the Promissory Note), the amounts owed under the Promissory Note began to accrue interest at a rate of 9.99%, and the Promissory Note provides that no payments of principal or interest are due until the maturity date of September 30, 2012.  The Company is obligated to pay all accrued interest and make a principal payment equal to one-third of the principal owed upon the closing of an equity offering resulting in a specified amount of net proceeds to the Company.  In addition, Little Bay was granted the right to convert the principal and interest owed into shares of common stock of the Company at a conversion price of $4.00 per share.The balance of these borrowings as of March 31, 2011 is $595,423.

NOTE 5 – OPERATING LINE OF CREDIT

As of March 31, 2011 and December 31, 2010, the borrowing base on the line of credit was $25,000,000 and $2,350,000, respectively.  The interest rate is calculated at the greater of the adjusted base rate or 4% and matures on January 31, 21014.   The line of credit is collateralized by producing wells.  As of March 31, 2011 and December 31, 2010, the outstanding balance on the line of credit was $2,794,296 and $1,582,426, respectively.  Interest expense for the three months ended March 31, 2011 and 2010 was $25,215 and $20,088, respectively.  The line of credit is reported as long-term debt because the maturity date is greater than one year.

NOTE 6 – CREDITORS PAYABLE

In 2002, the prior owner of Pure Sub filed a petition for reorganization with the United States Bankruptcy Court.  According to the plan of reorganization, three creditors were to receive a combined amount of approximately $3,000,000 for their claims out of future net revenues of PureSub (defined as revenues from producing wells net of lease operating expenses and other direct costs).

The net estimated revenue distribution due to creditors in 2011 based on 2010 net revenues is $180,000 as of March 31, 2011 and is presented as a current liability.  The net revenue distribution to creditors in 2010 based on 2009 net revenues was $105,000 as of March 31, 2010 and was presented as a current liability.  As of March 31, 2011 and December 31, 2010, the creditors’ payable balance was $1,539,545 and $1,806,305, respectively.

NOTE 7 – OPERATING LEASES

During 2010 the Company had a non-cancelable operating lease for office space expiring in June 2014.  As of March 31, 2011, the remaining future minimum lease payments under the existing lease are as follows:

Year Ending December 31,	Operating Lease
2011	$36,875
2012	50,000
2013	51,250
2014	26,250
2015	—
Total Minimum Lease Payments	$164,375

Rent expense related to leases for the periods ended March 31, 2011 and 2010 was $11,875 and $12,188. respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company is subject to federal and state laws and regulations relating to the protection of the environment.  Environmental risk is inherent to oil and natural gas operations and the Company could be subject to environmental cleanup and enforcement actions.  The Company manages this environmental risk through appropriate environmental policies and practices to minimize the impact to the Company.

From time to time, the Company is a party to various legal proceedings arising in the ordinary course of business.  The Company is not currently a party to any proceeding that it believes could have a material adverse effect on the Company’s financial condition, results of operation or cash flows.

NOTE 9 – CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to the concentration of credit risk consist primarily of cash and cash equivalents.  Cash balances did not exceed FDIC insurance protection levels at March 31, 2011.

The Company also maintains cash balances with two investment brokerage firms that are protected by the Securities Investor Protection Corporation (SIPC) up to $250,000.  In addition to the SIPC coverage, one of the investment brokerage firms provides supplemental coverage in excess of SIPC through an insurance policy that covers cash balances up to $500,000.  The cash balance at the other investment brokerage firm is held in a FDIC-Insured Deposit Account and is also protected by a supplemental coverage insurance policy that covers cash balances up to $124,500,000.  As of March 31, 2011 and 2010, the Company’s cash balance with these investment brokerage firms did not exceed the combined coverage.

NOTE 10 –PRICE RISK MANAGEMENT ACTIVITIES

On March 23, 2011, the Company entered into a fixed price swap for 1,000 barrels of oil per month at a price of $104.55 NYMEX-WTI through February 28, 2013.During the three months ended March 31, 2011, the Company recognized a gain of $30,266, which includes unrealized hedge settlements received for the difference between the hedged price and the market price.

NOTE 11 – FAIR VALUE MEASUREMENTS

Cross Border Resources, Inc. commodity derivatives are measured at fair value in the financial statements. The Company’s financial assets and liabilities are measured using input from three levels of the fair value hierarchy. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

NOTE 11 – FAIR VALUE MEASUREMENTS (Continued)

Level 1 –	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that Cross Border Resources, Inc. has the ability to access at the measurement date.

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

Level 3 –
Unobservable inputs reflect Cross Border Resources, Inc’s judgments about the assumptions market participants would use in pricing the asset of liability since limited market data exists. The Company develops these inputs based on the best information available, using internal and external data.

The following table presents the Company’s assets and liabilities recognized in the balance sheet and measured at fair value on a recurring basis as of March 31, 2011:

	Input Levels for Fair Value Measurements
Description	Level 1	Level 2	Level 3	Total
Assets:
Commodity derivatives	$—	$30,266	$—	$30,266

The fair value of derivative assets is determined using forward price curves derived from market price quotations, externally developed and commercial models, with internal and external fundamental data inputs. Market price quotations are obtained from independent energy brokers and direct communication with market participants.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements.” These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption “Part II – Item 1A. Risk Factors” and elsewhere in this Quarterly Report. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents, particularly our Annual Reports, our Quarterly Reports and our Current Reports we file from time to time with the United States Securities and Exchange Commission (the “SEC”). Copies of all of our filings with the SEC may be accessed by visiting the SEC site (http://www.sec.gov) and performing a search of our electronic filings.

REVERSE SPLIT OF COMMON STOCK AND MERGER WITH PURE GAS PARTNERS II, L.P.

The following summary is qualified in its entirety by the more thorough descriptions of the reverse split and merger in the previously-filed Forms 8-K and the merger documents attached to those filings.

Effective December 27, 2010, the Company completed a 1-for-55 reverse split of its common stock in accordance with Article 78.207 of the Nevada Revised Statutes (the “Reverse Split”). The Reverse Split resulted in a decrease in the Company’s authorized share capital from 2,000,000,000 shares of common stock, par value $0.001 per share, to 36,363,637 shares of common stock, par value, $0.001 per share, with a corresponding decrease in the number of issued and outstanding shares of the Company’s common stock from 135,933,086 shares to 2,471,544 shares (after accounting for fractional share interests being rounded up to the next whole number). Completion of the Reverse Split was a condition precedent for the merger with Pure Gas Partners II, L.P. (“Pure”).

Effective January 3, 2011, we completed the acquisition of Pure Energy Group, Inc. (“Pure Sub”) as contemplated pursuant to the Agreement and Plan of Merger dated December 2, 2010 (the “Pure Merger Agreement”) among the Company, Doral Acquisition Corp., the Company’s wholly owned subsidiary (“Doral Sub”), Pure Gas Partners II, L.P. (“Pure”) and Pure Sub, a wholly owned subsidiary of Pure L.P. (Pure Sub and Pure L.P. being collectively referred to herein as the “Pure Energy Group”).

Pursuant to the provisions of the Pure Merger Agreement, all of Pure L.P.’s oil and gas assets and liabilities were transferred to Pure Sub. Pure Sub was then merged with and into Doral Sub, with Doral Sub continuing as the surviving corporation (the “Pure Merger”). Upon completion of the Pure Merger “Merger”, the outstanding shares of Pure Sub were converted into an aggregate of 9,981,536 shares of the Company’s common stock. As a result of the Pure Merger, Pure L.P. owns approximately 80% of the Company’s total outstanding shares on a fully diluted basis, with the Company’s previous stockholders owning the remaining 20%.

Upon closing of the Merger, Lawrence J. Risley, Richard F. LaRoche Jr. and John Hawkins were appointed to the Company’s Board of Directors as nominees of the Pure Energy Group. Mr. Risley was also appointed as the Company’s President and Chief Operating Officer and P. Mark Stark was appointed as the Company’s Chief Financial Officer and Treasurer. Everett Willard Gray, II continues to act as the Company’s Chief Executive Officer and Chairman of the Company’s Board of Directors. Brad E. Heidelberg continues to serve on the Company’s Board of Directors.

Effective January 4, 2011, following closing of the Merger, Doral Sub was merged with and into the Company, with the Company continuing as the surviving corporation. Upon completing the merger of Doral Sub with and into the Company, the Company changed its name to “Cross Border Resources, Inc.”

BUSINESS OVERVIEW

Cross Border Resources, Inc. is an oil and gas exploration company resulting from the business combination of Doral Energy Corp and Pure Energy, effective January 3, 2011. Cross Border Resources, Inc. will consist of over 800,000 gross (approximately 270,000 net) mineral and lease acres within the state of New Mexico. Over 31,000 of these net acres exist within the prolific Permian Basin. Unlike most E&P organizations, 99% of our acreage consists of either owned mineral rights or leases held by production.

Current development of Cross Border Resources Inc.’s acreage is focused on our prospective Bone Spring acreage located in the heart of the 1st and 2nd Bone Spring play. This play encompasses approximately 4,390 square miles across both New Mexico and Texas. Cross Border currently owns varying, non-operated working interest in both Eddy and Lea Counties, New Mexico, along with our working interest partners that include Cimarex, Apache, and Mewbourne, all having significant footprints within this play.

Additional development is currently underway on our Abo, Yeso, and San Andres acreage with our other working interest partners, Concho Resources and Cimarex. Cross Border Resources, Inc. currently has a drilling inventory across these formations with varying non-operated working interests ranging from 3%-90%.

The company’s management team has worked diligently to provide Cross Border Resources, Inc. shareholders a platform to capitalize on the current Bone Spring trend and will seek additional non-operated opportunities within the Permian Basin that will produce accretive value to shareholders. Ultimately, Cross Border Resources, Inc. will seek to become the premier non-operated working interest owner in the various emerging plays within the Permian Basin, in addition to participating in more conventional plays to provide a balanced oil and gas portfolio to shareholders.

RESULTS OF OPERATION

Three months ended March 31, 2011 and 2010

Summary of Quarter End Results
	Thee Months Ended March 31,		Percentage Increase /
	2011	2010	(Decrease)
		Predecessor Entity
Revenue	$1,671,577	$1,010,733	65%
Expenses	(1,742,371)	(828,108)	110%
Other Income (Expense)	(109,820)	55,826	297%
Income Tax (Expense) Benefit	25,698	-	-
Net Income (Loss)	$(154,916)	$238,451	(165%)

Revenues

We recognized $1,671,577 in revenues from sales of oil and natural gas for the three months ended March 31, 2011, compared to $1,010,733 for the three months ended March 31, 2010.  This increase in revenue is due primarily to a combination of increased production from wells added period over period and increased production brought on through the Merger.  In addition, prices for the oil and natural gas sold period over period increased.  We report our revenues on wells in which we have a working interest based on information received from operators.  The recognition of revenues in this manner is in accordance with generally accepted accounting principles.

Operating Expenses

Our operating expenses for the three months ended March 31, 2011 and 2010, consisted of the following:

	Three Months Ended March 31,		Percentage Increase /
	2011	2010	(Decrease)
		Predecessor Entity
Operating Costs	$153,063	$96,249	59%
Production Taxes	105,456	85,846	23%
Depreciation, Depletion, and Amortization	584,290	402,297	45%
Accretion Expense	26,416	14,817	78%
General and Administrative	873,146	228,899	281%
Total	$1,742,371	$828,108	110%

We recognized $873,146 in general and administrative expense for the three months ended March 31, 2011 compared to $228,899  for the three months ended March 31, 2010.  This increase resulted from $30,492 of share-based compensation for the three months ended March 31, 2011, compared to $0 for the three months ended March 31, 2010.  In addition we incurred approximately 255,000 of non -recurring expenses associated with the Merger (see below).

Non-recurring Expense

As a result of the merger the Company incurred approximately $255,000 in non-recurring expenses for the quarter ended March 31, 2011. Approximately, $100,000 was incurred in additional legal, accounting and professional fees. In addition, approximately $155,000 was incurred in transaction related fees and expenses. Management does not expect similar items to occur in the future quarters.

Price Risk Management Activities

During the three months ended March 31, 2011, we recognized a gain of $30,266 which includes realized hedge settlements received for the difference between the hedged price and the market price. On March 23, 2011, we entered in to fixed price swap for 1,000 barrels of oil per month at a price of $104.55 NYMEX-WTI through February 28, 2013.

Non-GAAP Financial Measures

Adjusted EBITDA

In addition to reporting net earnings (loss) as defined under GAAP, Cross Border also presents net earnings before interest, income taxes, depreciation, depletion, and amortization (adjusted EBITDA), which is a non-GAAP performance measure. Adjusted EBITDA consists of net earnings after adjustment for those items described in the table below. Adjusted EBITDA does not represent, and should not be considered an alternative to GAAP measurements, such as net earnings (loss) (its most comparable GAAP financial measure), and Cross Border’s calculations thereof may not be comparable to similarly titled measures reported by other companies. By eliminating the items described below, Cross Border believes the measure is useful in evaluating its fundamental core operating performance. Cross Border also believes that adjusted EBITDA is useful to investors because similar measures are frequently used by securities analysts, investors, and other interested parties in their evaluation of companies in similar industries. Cross Border’s management uses adjusted EBITDA to manage its business, including in preparing its annual operating budget and financial projections. Cross Border’s management does not view adjusted EBITDA in isolation and also uses other measurements, such as net earnings (loss) and revenues to measure operating performance. The following table provides a reconciliation of net earnings (loss), the most directly comparable GAAP measure, to adjusted EBITDA for the periods presented:

	Three Months Ended
	March 31,
	2011	2010
		Predecessor Entity
Net income (loss)	$(154,916)	$238,451
Interest expense and other	109,820	(55,826)
Income tax expense (benefit)	(25,698)	-
Accretion of asset retirement obligations	26,416	14,817
Depreciation, depletion, and amortization	584,290	402,297
Stock-based compensation	30,492	-
Adjusted EBITDA	$507,404	$599,739

LIQUIDITY AND CAPITAL RESOURCES

Upon completion of the Merger and the merger of Doral Sub into the Company, in addition to acquiring all of the rights, properties and assets of Pure Sub, the Company assumed all of the debts, liabilities and obligations of Pure Sub, including the rights and obligations of Pure Sub under the 7 ½ % Debentures, Series 2005 (the “Pure Debentures”) issued by Pure Energy Group in March 2005. The Pure Debentures are described more fully in the Company’s Form 8-K filed January 7, 2011. These debentures require payments of principal and interest on March 1 and September 1 of each year. Scheduled principal retirements over the next twelve months amount to $360,000 on September 1, 2011 and $360,000 due on March 1, 2012.

	At March 31, 2011	At December 31, 2010	Percentage Increase / (Decrease)
		Predecessor Entity
		(As Restated)
Current Assets	$1,564,255	$1,737,747	(10)%
Current Liabilities	2,199,561	2,034,490	8%
Working Capital (Deficit)	$(635,306)	$(296,743)	(114)%

Cash Flows

	Three Months	Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010
		Predecessor Entity
Cash Flows Provided by Operating Activities	$(483,568)	$627,854
Cash Flows Used in Investing Activities	(624,298)	(288,014)
Cash Flows Provided by (Used in) Financing Activities	895,099	(246,119)

Net Increase (Decrease) in Cash During Period	$(212,767)	$93,721

As of March 31, 2011, we had a working deficit of $635,307.  Liquidity is a measure of ability to access cash. Our primary needs for cash are for exploration, exploitation, development and acquisition of oil and gas properties, repayment of contractual obligations and working capital funding. We have historically addressed our long-term liquidity requirements through cash provided by operating activities, the issuance of debt and equity securities when market conditions permit, sale of non-strategic assets, and through our credit facilities. The prices for future oil and natural gas production and the level of production have significant impacts on operating cash flows and cannot be predicted with any degree of certainty. We continue to examine alternative sources of long-term capital, including bank borrowings, the issuance of debt instruments, the sale of equity securities, the sales of strategic and non-strategic assets, and joint-venture financing. Availability of these sources of capital and, therefore, our ability to execute our operating strategy will depend upon a number of factors, some of which are beyond our control.

Amended and Restated Credit Agreement with Texas Capital Bank

On January 31, 2011, we entered into an amended and restated credit agreement (the “Credit Agreement”) with Texas Capital Bank, N.A. (“TCB”).  The Credit Agreement provides the Company with an initial borrowing base of US $4,000,000.  Provided that the trustee for the Company’s Pure Debentures consents, the amount available under the Credit Agreement may be increased by TCB up to $25,000,000 based on the Company’s reserve reports and the value of the Company’s oil and gas properties.  If the trustee for the Pure Debentures does not consent, the maximum allowed under the Indenture for the Pure Debentures will be limited to US $5,000,000. As of March 31, 2011, the Company has available to it $1,205,074 under the credit facility with TCB. The Credit Agreement is described more fully in and is attached as an exhibit to the Company’s Form 8-K dated February 7, 2011.

CONTRACTUAL OBLIGATIONS

Little Bay and Green Shoe

As of March 31, 2011, we were indebted to Little Bay Consulting SA (“Little Bay”) and Green Shoe Investments Ltd. (“Green Shoe”) in the amounts of $595,423.47 and $550,935.91 respectively for loans refinanced in fiscal 2011. Those loans were extended effective March 31, 2011, until September 30, 2012, with no periodic payments until maturity (other than upon an equity raise resulting in net proceeds of more than $1,000,000), as described more fully in the Company’s 8-K filed April 28, 2011.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") in the United States has required our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. Our significant accounting policies are disclosed in the notes to the interim financial statements for the period ended March 31, 2011 included in this Quarterly Report on Form 10-Q.

The consolidated financial statements presented with this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as October 31, 2010, and for all periods presented in the attached financial statements, have been included. Interim results for the period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

Our significant accounting policies are disclosed at Note 2 to the unaudited financial statements included with this Quarterly Report.

The merger and acquisition of Pure Sub has been treated as a “reverse acquisition” for financial reporting and accounting purposes. As a result, it is expected that Pure Sub will be treated as the “accounting acquirer” for financial reporting and accounting purposes. As such, effective January 6, 2011, the Company engaged Darilek, Butler & Associates PLLC (“Darilek, Butler”), the principal independent accountants for the Pure Energy Group, as the Company’s principal independent accountants, and dismissed MaloneBailey, LLP (“MaloneBailey”) as the Company’s principal independent accountants. The engagement of Darilek, Butler and the dismissal of MaloneBailey was approved by the Company’s Board of Directors. The engagement of Darilek, Butler and the dismissal of MaloneBailey are more fully described in the Company’s Form 8-K dated January 3, 2011.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.

ITEM 4.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Under the supervision and with the participation of our management, including our Chief Executive Officer, President and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer, President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act were reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

Prior to the Pure Merger, the Company had been using an outside accounting service to prepare financial statements.  In the last quarter of 2010, the Company hired P. Mark Stark as an accounting consultant.  Effective January 2011, Mr. Stark was appointed as the Company’s Chief Financial Officer and assumed responsibility for preparation of the financial statements.  The Company believes it has improved internal controls by employing a separate Chief Financial Officer, but management has identified and is working with its independent audit committee to put in place additional internal controls to improve its internal control over financial reporting for the second quarter.  The additional controls will include but not be limited to controls over GAAP reporting to ensure compliance with GAAP and SEC disclosure requirements.

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

We have an operating deficit.

Currently, our operations are not profitable.  Doral Energy Corp. (prior to the merger) incurred losses since inception.  We may never be able to achieve profitability.

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

From time to time, the Company may enter into hedging transactions. If we do enter into hedging transactions, they will likely be for a portion of our expected production for the purpose of reducing the risk of fluctuations in oil and gas prices. Although these hedging transactions would be expected to provide us with some protection in the event of a decrease in oil and gas prices, they would also be expected to limit our potential gains in the event that oil and gas prices increase. If we choose not to engage in hedging arrangements in the future, we may be more adversely affected by changes in oil and natural gas prices than our competitors, who may or may not engage in hedging arrangements.

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

Because we are a small company, our success depends greatly upon the efforts, abilities, and decision-making of our three executive officers, Everett Willard Gray, II, Lawrence J. Risley and P. Mark Stark. The loss of any of these persons would have an adverse effect on our business prospects. We do not currently maintain "key-man" life insurance. In the event that we should lose our officers and we are unable to find suitable replacements, we may not be able to develop our business, in which case investors might lose all of their investment.

If we issue additional shares of common stock in the future this may result in dilution to our existing stockholders.

Our articles of incorporation authorize the issuance of 36,363,637 shares of common stock. Our board of directors has the authority to issue additional shares of common stock up to the authorized capital stated in the articles of incorporation. We contemplate that our board of directors may authorize the issuance of some or all of such shares to provide the Company with additional capital. The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. It will also cause a reduction in the proportionate ownership and voting power of all other stockholders.

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

Our common stock is quoted on the OTC Bulletin Board under the symbol "XBOR.” Companies quoted on the OTC Bulletin Board have traditionally experienced extreme price and volume fluctuations. In addition, our stock price may be adversely affected by factors that are unrelated or disproportionate to our operating performance. Market fluctuations, as well as general economic, political and market conditions such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. As a result of this potential price and volume volatility, an investor may have difficulty selling any of our common stock that they acquire that a price equal or greater than the price paid by the investor.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following issuances are described in this quarterly report because they were issued after the quarter ended October 31, 2010. However, the issuances and uses of proceeds were described in more detail in the Form 10-Q for the quarter ended October 31, 2010 and in the Forms 8-K filed since that date.

On November 24, 2010, the Company (pre-merger) agreed to issue 2,500,000 shares of our common stock to the Angirekula Family Limited Partnership, 2,000,000 shares of our common stock to Edward Ajootian and 20,000,000 shares of our common stock to W.S. Oil and Gas Limited, a limited partnership controlled by our Chief Executive Officer.

Effective January 3, 2011, in connection with the closing of the Pure Merger, the Company issued an aggregate of 9,981,536 shares of the Company’s post-merger common stock to Pure L.P. These shares were issued in reliance of Rule 506 of Regulation D of the Securities Act of 1933, as amended. Pure L.P. represented that it was an “accredited investor” as defined under Regulation D of the Securities Act.

Effective January 5, 2011, the Company agreed to convert one of the debentures assumed by the Company in connection with the merger, such debenture having an original principal amount of $25,000. The debenture was converted into 6,250 shares of the Company’s common stock and 3,125 warrants to purchase shares of the Company’s common stock at a price of $5.00 per share for a period of two and one-half (2½) years. The shares and warrants were issued in reliance of Rule 506 of Regulation D of the Securities Act. The debenture holder represented that it is an “accredited investor” as defined under Regulation D of the Securities Act.

Since March 31, 2011, the Company has agreed to issue to Princeton Research, Inc. 25,000 shares of common stock in compensation for certain consulting and investor relations services it is providing and its preparation and distribution of an analytic report.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.      OTHER INFORMATION

On April 8, 2011, BDR, Inc., resigned as a consultant to the Company. The Consulting Agreement with BDR, Inc. is described more fully in and is attached as an exhibit to the Company’s Form 8-K dated March 24, 2011.

On January 3, 2011, upon closing of the Pure Merger, the Company’s executive officers and directors, and their respective ages and titles are as follows:

Name	Age	Position
Everett Willard Gray, II	36	Chief Executive Officer and Chairman of the Board of Directors
Lawrence J. Risley	60	President, Chief Operations Officer and a Director
P. Mark Stark	56	Chief Financial Officer and Treasurer
Brad E. Heidelberg	35	Director
Richard F. LaRoche Jr.	64	Director
John Hawkins	64	Director

Biographical information of each of these persons was presented in the Form 8-K filed on January 7, 2011.

ITEM 6.      EXHIBITS

Exhibit
Number	Description of Exhibits
2.1	Agreement and Plan of Merger entered into on December 2, 2010 among Doral Energy Corp., Doral Acquisition Corp., Pure Gas Partners II, L.P. and Pure Energy Group, Inc. (14)
3.1	Articles of Incorporation.(1)
3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 2,500,000,000 shares, par value $0.001 per share (25-for-1 Stock Split).(3)
3.3	Articles of Merger between Language Enterprises Corp. (as surviving entity) and Doral Energy Corp. (as merging entity).(4)
3.4	Certificate of Change Pursuant to NRS 78.209 decreasing the authorized capital of common stock to 400,000,000 shares, par value $0.001 per share (1-for-6.25 Reverse Split).(5)
3.5	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 2,000,000,000 shares, par value $0.001 per share (5-for-1 Stock Split).(6)
3.6	Certificate of Change Pursuant to NRS 78.209 decreasing the authorized capital of common stock to 36,363,637 shares, par value $0.001 per share (1-for-55 Stock Split). (15)
3.7	Certificate of Merger between Doral Acquisition Corp. (as merging entity) and Doral Energy Corp. (as surviving entity). (16)
3.8	Articles of Merger between Doral Acquisition Corp. (as merging entity) and Doral Energy Corp. (as surviving entity). (16)
3.9	Bylaws.(1)
4.1	Trust Indenture of Pure Energy Group, Inc. and Pure Gas Partners II, L.P. assumed by the Company. (16)
10.1	Loan and Cancellation of Convertible Note Agreement between Doral Energy Corp. and Edward Ajootian dated March 3, 2010.(7)
10.2	Debt Settlement Agreement with War Chest Multi-Strategy Fund, LLC dated March 8, 2010.(7)
10.3	Amendment Agreement dated March 12, 2010 to Debt Settlement Agreement with War Chest Multi- Strategy Fund, LLC.(7)

10.4	Release and Settlement Agreement between Doral Energy Corp. and Macquarie Bank Limited dated March 8, 2010.(7)
10.5	Purchase and Sale Agreement dated April 30, 2010 between Doral Energy Corp. and Alamo Resources LLC.(8)
10.6	Loan Agreement dated June 11, 2010 between Doral Energy Corp. and Everett Willard Gray, II.
10.7	Purchase and Sale Agreement dated June 14, 2010 between Doral Energy Corp., John R. Stearns and John R. Stearns Jr.(9)
10.8	Amended and Restated 2009 Stock Incentive Plan.(10)
10.9	Debt Settlement Agreement dated September 16, 2010 between the Company and War Chest Multi- Strategy Fund, LLC.(11)
10.10	Debt Settlement Agreement dated September 16, 2010 between the Company and Barclay Lyons, LLC.(11)
10.11	Loan Agreement dated September 28, 2010 between the Company with Pure Gas Partners II, L.P.(11)
10.12	Secured Convertible Promissory Note dated September 1, 2010 between the Company and Angirekula Family Limited Partnership.(11)
10.13	Separation Agreement dated June 15, 2010 between Doral Energy Corp. and H. Patrick Seale.(12)
10.14	Debt Settlement Agreement dated November 24, 2010 between the Company and WS Oil & Gas Limited.(13)
10.15	Amended and Restated Credit Agreement between Cross Border Resources, Inc. and Texas Capital Bank, N.A. dated January 31, 2011.(18)
10.16	Employment Agreement with Everett Willard “Will” Gray II.(19)
10.17	Nonqualified Stock Option Award Agreement with Everett Willard “Will” Gray II.(19)
10.18	Employment Agreement with Lawrence J. Risley.(19)
10.19	Nonqualified Stock Option Award Agreement with Lawrence J. Risley.(19)
10.20	Employment Agreement with P. Mark Stark.(19)
10.21	Nonqualified Stock Option Award Agreement with P. Mark Stark.(19)
10.22	Consulting Agreement with BDR, Inc.(19)
10.23	Nonqualified Stock Option Award Agreement with BDR, Inc.(19)
10.24	Loan Agreement by and between Green Shoe Investments Ltd. and the Company.(20)
10.25	Promissory Note to Green Shoe Investments Ltd.(20)
10.26	Loan Agreement by and between Little Bay Consulting SA and the Company.(20)
10.27	Promissory Note to Little Bay Consulting SA.(20)
14.1	Code of Ethics.(2)
16.1	Letter of Malone Bailey, LLP (Former Principal Independent Accountants).(17)
21.1	List of Subsidiaries.(21)
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 filed on September 11, 2006.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended July 31, 2007 filed on October 30, 2007.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on January 9, 2008.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed on April 28, 2008.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed on January 29, 2009.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed on September 14, 2009.
(7)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed on March 22, 2010.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed on May 6, 2010.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed on June 18, 2010.
(10)	Filed as an exhibit to our Current Report on Form 8-K filed on July 30, 2010.
(11)	Filed as an exhibit to our Current Report on Form 8-K filed on October 1, 2010.
(12)	Filed as an exhibit to our Annual Report on Form 10-K filed on November 15, 2010.
(13)	Filed as an exhibit to our Current Report on Form 8-K filed on December 1, 2010.
(14)	Filed as an exhibit to our Current Report on Form 8-K filed on December 6, 2010.
(15)	Filed as an exhibit to our Current Report on Form 8-K filed on December 29, 2010
(16)	Filed as an exhibit to our Current Report on Form 8-K filed on January 7, 2011

(17)	Filed as an exhibit to our Current Report on Form 8-K filed on January 19, 2011
(18)	Filed as an exhibit to our Current Report on Form 8-K filed on February 8, 2011
(19)	Filed as an exhibit to our Current Report on Form 8-K filed on March 25, 2011
(20)	Filed as an exhibit to our Current Report on Form 8-K filed on April 28, 2011
(21)	Filed as an exhibit to our Annual Report on Form 10-K filed on November 13, 2009.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROSS BORDER RESOURCES, INC.
By	/s/P. Mark Stark
Name:	P. Mark Stark
Title:	Chief Financial Officer