Form 10-Q
period 2011-06-30
CROSS BORDER RESOURCES, INC.
filed 2011-08-15
CIK 1373485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
☒ Yes ☐ No

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
☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of August 8, 2011, the Registrant had 16,151,946 shares of common stock outstanding.

Cross Border Resources, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three- and six-month periods ended June 30, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

As used in this Quarterly Report on Form 10-Q, the terms "we,” "us,” "our,” and the “Company” mean Cross Border Resources, Inc. unless otherwise indicated.  All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Cross Border Resources, Inc.
Balance Sheets

		Predecessor Entity
	June 30,	December 31,
	2011	2010
	(Unaudited)	(As Restated)
ASSETS

Current Assets
Cash	$1,537,152	$975,123
Accounts Receivable - Production	497,430	512,624
Accounts Receivable - Related Party	—	250,000
Prepaid Expenses	446,606	—
Derivative Asset	106,850
Current Tax Asset	49,737	—
Total Current Assets	2,637,775	1,737,747

Oil and Gas Properties	31,971,832	19,421,621
Less: Accumulated Depletion	(8,768,498)	(7,328,326)
Net Oil and Gas Properties	23,203,334	12,093,295

Other Assets
Other Property and Equipment, net of Accumulated Depreciation of $112,763 and $94,759 in 2011 and 2010, respectively	108,194	124,776
Deferred Bond Costs, net of Accumulated Amortization of $303,243 and $293,915 in 2011 and 2010, respectively	200,611	209,939
Deferred Bond Discount, net of Accumulated Amortization of $134,019 and $108,827 in 2011 and 2010, respectively	52,541	77,733
Other Assets	173,056	112,532
Total Other Assets	534,402	524,980

TOTAL ASSETS	$26,375,511	$14,356,022

		Predecessor Entity
	June 30,	December 31,
	2011	2010
	(Unaudited)	(As Restated)
LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities
Accounts Payable - Trade	$253,910	$875,881
Accounts Payable - Revenue Distribution	76,000	49,880
Interest Payable	83,532	107,875
Accrued Expenses	19,968	28,460
Deferred Revenues	97,436	162,394
Bonds Payable - Current Portion	720,000	660,000
Creditors Payable - Current Portion	180,000	150,000
Total Current Liabilities	1,430,846	2,034,490

Non-Current Liabilities
Asset Retirement Obligations	1,191,919	508,588
Deferred Income Tax Liability	19,487	—
Line of Credit	1,000	1,582,426
Notes Payable	764,278	—
Bonds Payable, net of Current Portion	3,305,000	3,555,000
Creditors Payable, net of Current Portion	1,359,545	1,656,305
Total Non-Current Liabilities	6,641,229	7,302,319
Total Liabilities	8,072,075	9,336,809

Stockholders’ Equity (Deficit)
Retained Earnings (Accumulated Deficit)(1)	(14,371,458)	5,019,213
Common Stock ($0.001 par value; 36,363,637 authorized and 16,151,946 shares issued and outstanding at June 30, 2011)	16,152	—
Additional Paid in Capital	32,658,742	—
Total Stockholders’ Equity	18,303,436	5,019,213

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,375,511	$14,356,022

(1) Retained Earnings as of December 31, 2010 (As Restated) includes all equity accounts, including all Predecessor Entity Partners’ Capital accounts.

The accompanying notes are an integral part of these financial statements.

Cross Border Resources, Inc.
Statements of Operations
(Unaudited)

	Three months ended June 30,
	2011	2010
		Predecessor Entity
Revenues and Gains
Oil and gas sales	$1,465,050	$919,234
Gain on sale of oil and gas properties	599,100	--
Other	32,479	38,073
Total revenues and gains	$2,096,629	$957,307

Expenses:
Operating costs	362,161	87,375
Production taxes	165,108	100,440
Depreciation, depletion, and amortization	488,601	222,538
Accretion expense	26,416	14,818
General and administrative	1,100,147	234,565
Total expense	2,142,433	659,736

Gain (loss) from operations	(45,804)	297,571

Other income (expense):
Bond issuance amortization	(4,664)	(4,664)
Gain (loss) on derivatives	75,857	—
Interest expense	(142,438)	(91,648)
Miscellaneous other income (expense)	10,609	(202,402)
Total other income (expense)	(60,636)	(298,714)

Loss before income taxes	(106,440)	(1,143)

Current tax benefit (expense)	54,160	(7,862)
Deferred tax benefit (expense)	(14,317)	7,862
Income tax benefit (expense)	39,843	—
Net income (loss)	$(66,597)	$(1,143)

Net loss per share:
Basic and diluted	$(0.00)	$—
Weighted average shares outstanding:
Basic and diluted	14,948,649	—

The accompanying notes are an integral part of these financial statements.

Cross Border Resources, Inc.
Statements of Operations
(Unaudited)

	Six months ended June 30,
	2011	2010
		Predecessor Entity
Revenues and Gains
Oil and gas sales	$3,031,863	$1,926,964
Gain on sale of oil and gas properties	599,100	--
Other	64,958	41,076
Total revenues and gains	$3,695,921	$1,968,040

Expenses:
Operating costs	515,225	183,624
Production taxes	270,564	186,286
Depreciation, depletion, and amortization	1,072,891	624,835
Accretion expense	52,833	29,635
General and administrative	1,973,291	463,464
Total expense	3,884,804	1,487,844

Gain (loss) from operations	(188,883)	480,196

Other income (expense):
Bond issuance amortization	(9,328)	(9,328)
Gain (loss) on derivatives	106,123	—
Interest expense	(247,594)	(202,321)
Miscellaneous other income (expense)	52,628	(31,239)
Total other income (expense)	(98,171)	(242,888)

Loss before income taxes	(287,054)	237,308

Current tax benefit (expense)	85,028	(21,358)
Deferred tax benefit (expense)	(19,487)	21,358
Income tax benefit (expense)	65,541	—
Net income (loss)	$(221,513)	$237,308

Net loss per share:
Basic and diluted	$(0.02)	$—
Weighted average shares outstanding:
Basic and diluted	13,719,626	—

The accompanying notes are an integral part of these financial statements.

Cross Border Resources, Inc.
Statements of Cash Flows
For the six months ended June 30, 2011 and 2010
(Unaudited)

	Six Months Ended June 30,
	2011	2010
		Predecessor Entity
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(221,513)	$237,308
Adjustments to reconcile net income (loss) to cash used by operating activities:
Depreciation, depletion, amortization	1,047,697	624,835
Accretion	52,833	29,635
Gain on Disposition of Assets	(583,766)	—
Share-based Compensation	455,230	—
Amortization of debt discount and deferred financing costs	34,520	34,521
Changes in operating assets and liabilities:
Accounts receivable	15,194	265,168
Prepaid expenses and other current assets	(551,986)	6,714
Accounts payable – trade	(1,064,664)	52,095
Accrued expenses	(190,602)	(27,801)
Deferred income tax	(30,250)	—
Deferred revenue	(64,958)	227,352
Other current liabilities	(105,074)	21,835
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,207,339)	1,471,662

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures - oil and gas properties	(1,856,805)	(996,363)
Disposal of oil and gas properties	799,100	—
Capital expenditures - other assets	(35,239)	—
NET CASH USED IN INVESTING ACTIVITIES	(1,092,944)	(996,363)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of expenses	5,143,220	—
Net borrowings (payments) on line of credit	(1,581,426)	(355,000)
Proceeds from renewing notes	139,359	—
Repayments of notes payable	(382,081)
Repayments of bonds	(190,000)	—
Repayments to creditors	(266,760)	(122,895)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,862,312	(477,895)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	562,029	(2,596)
Cash and cash equivalents, beginning of period	975,123	757,119
Cash and cash equivalents, end of period	$1,537,152	$754,523

Supplemental disclosures of cash flow information:
Interest paid	$195,795	$185,493
Income taxes paid	$—	$—

The above changes in current assets and current liabilities differ from changes between amounts reflected in the June 30, 2011 balance sheet due to current assets and current liabilities acquired in connection with the Company’s reverse acquisition with Pure Energy Group, Inc. and Pure Gas Partners II, LP, as more fully described in Note 1 to the unaudited financial statements.

The accompanying notes are an integral part of these financial statements.

Cross Border Resources, Inc.
Notes to Unaudited Financial Statements

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

Pursuant to the provisions of the Pure Merger Agreement, all of Pure’s oil and gas assets and liabilities were transferred to Pure Sub. Pure Sub was then merged with and into Doral Sub, with Doral Sub continuing as the surviving corporation (the “Pure Merger”). Upon completion of the Pure Merger, the outstanding shares of Pure Sub were converted into an aggregate of 9,981,536 shares of the Company’s common stock. As a result of the Pure Merger, the previous Pure shareholders own approximately 80% of the Company’s total outstanding shares on a fully diluted basis, with the Company’s previous stockholders owning the remaining 20%.

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

The preliminary allocation of the purchase price is as follows:

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

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS (continued)

The statements of income include the results of operations for Cross Border Resources, Inc. commencing on January 4, 2011. As a result, information provided for the six months ended June 30, 2011 presented below includes the actual results of operations from January 4, 2011 to June 30, 2011 and the combined historical financial information for the Cross Border Resources, Inc. (formerly Doral Energy) and Pure for the period January 1, 2011 to January 3, 2011. The unaudited pro forma financial information for the six months ended June 30, 2010 presented below combines the historical financial information for the Cross Border Resources, Inc. and Pure for that period. The following unaudited pro forma information is not necessarily indicative of the results of future operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		Predecessor Entity		Predecessor Entity
Revenues	$2,096,629	$957,307	$3,695,921	$2,517,492
Operating income (loss)	(45,804)	297,571	(200,113)	(9,149,415)
Net income (loss)	(66,597)	(1,143)	(234,427)	(9,812,901)

Earnings (loss) per share *	$(0.00)	$(0.00)	$(0.02)	$(0.72)
* For purposes of this pro forma presentation of earnings per share we have assumed the same number of shares outstanding in the prior year periods as were outstanding in the current year periods.

Basis for Presentation

The unaudited condensed balance sheet as of June 30, 2011 and the unaudited condensed statements of operations and cash flows for the six months ended June 30, 2011 include the accounts of the predecessor company Pure for the period of January 1, 2011 to January 3, 2011 and the accounts of Pure and the Company for the period January 4, 2011 (date of reverse acquisition as discussed below) to June 30, 2011 (collectively, “Cross Border Resources, Inc.” or the “Company”). The comparative consolidated balance sheet as of December 31, 2010 and the unaudited condensed consolidated statements of operations and cash flows for the three and six month periods ended June 30, 2010 represent the accounts of Pure only.  The consolidation effected by the business combination has been accounted for as a reverse acquisition wherein Pure is treated as the acquirer for accounting purposes.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period to conform to current presentation.

Interim financial statements

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Pure audited financial statements for the fiscal period ended December 31, 2010 as filed on Form 8-K/A on April 7, 2011. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in Pure’s audited financial statements for the fiscal period ended December 31, 2010 has been omitted. The results of operations for the three and six month periods ended June 30, 2011 are not necessarily indicative of results for the entire year ending December 31, 2011.

Prior Period Correction of an Error

In the Company’s 2010 financial statements, the Company recorded goodwill in connection with the 2005 acquisition of Pure Energy Group, Inc. During 2011, the Company re-evaluated its obligations with respect to its initial accounting for the transaction and determined that consideration paid in excess of the fair market value of the assets and liabilities transferred should have been allocated to the acquired oil and gas properties and subsequently tested for impairment. As a result, the Company retroactively stated its oil and gas properties as of December 31, 2010 to reflect the allocation of goodwill. In addition, the Company did not consider the need to impair the value of its acquired oil and gas properties based on the future cash flows of the assets. The correction of this error reduced net income for the three and six months ended June 30, 2010 by approximately $80,165 and $160,330, and $320,660 was adjusted to beginning retained earnings as of January 1, 2010.  The tax effect of this transaction was determined to be immaterial to the overall financial statements.

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

Accounts Receivable - Production

Accounts receivable consist of amounts due from customers for oil and gas sales and are considered fully collectible by the Company as of June 30, 2011 and December 31, 2010.  The Company determines when receivables are past due based on how recently payments have been received.

Revenue Recognition

The Company recognizes oil and natural gas revenue from its interests in producing wells when oil and natural gas is produced and sold from those wells.

Property and Equipment

Property, plant, and equipment are stated at cost.  Depreciation of office furniture and equipment is provided using the straight-line method and the Modified Accelerated Cost Recovery System (MACRS) based on estimated useful lives ranging from three to 15 years.  These methods do not materially differ from generally accepted accounting principles.  Depreciation expense was $19,013 and $19,070 for the six month periods ended June 30, 2011 and 2010, respectively.

Asset Retirement Obligations

The Company accounts for asset retirement obligations under the provisions of ASC 410, Asset Retirement and Environmental Obligations, which provides for an asset and liability approach to accounting for Asset Retirement Obligations (ARO).  Under this method, when legal obligations for dismantlement and abandonment costs, excluding salvage values, are incurred, a liability is recorded at fair value and the carrying amount of the related oil and gas properties is increased.  Accretion of liability is recognized each period using the interest method of allocation and the capitalized cost is depleted over the useful life of the related asset. Asset retirement obligations as of June 30, 2011 and December 31, 2010 were $1,191,919 and $508,588, respectively.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following is a description of the changes to the Company’s asset retirement obligations for the years ended June 30, 2011 and December 31, 2010:

		Predecessor Entity
	2011	2010
		(As Restated)
Asset retirement obligations at beginning of year	$508,588	$449,319
Asset retirement obligations acquired in acquisition	630,499	—
Accretion expense	52,832	59,269
Asset retirement obligations at end of period	$1,191,919	$508,588

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

NOTE 3– STOCKHOLDERS' EQUITY  AND EARNINGS PER SHARE

2011 Equity Financing

On May 26, 2011, the Company closed a private offering exempt from registration under the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder.  In the offering, the Company issued an aggregate of 3,600,000 units.  Each unit was sold at $1.50 and was comprised of one share of common stock and one five-year warrant to purchase a share of common stock at an exercise price of $2.25 per share.   The warrants are exercisable beginning on November 26, 2011.  The Company agreed to use the net proceeds from the sale of the units for general business and working capital purposes and not to use such proceeds for the redemption of any common stock or common stock equivalents.

The investors in the offering received registration rights.  The Company agreed to file a registration statement covering the resale of the common stock issued and the common stock underlying the warrants issued to the Selling Stockholders within sixty days after the closing date.  If the registration statement is not declared effective by the SEC prior to the earlier of (i) five (5) Business Days after the SEC shall have informed the Company that no review of the Registration Statement will be made or that the SEC has no further comments on the Registration Statement or (ii) the 120th day after the Closing Date, then the Company will make pro rata cash payments to each Purchaser as liquidated damages in an amount equal to 1.0% of the aggregate amount invested by such Purchaser for each 30-day period or pro rata for any portion thereof following the date by which such Registration Statement should have been effective.  If at the time of exercise of the warrants there is no effective registration statement covering the resale of the shares underlying the warrant, then the Selling Stockholder has the right at such time to exercise warrants in full or in part on a cashless basis.

In addition to registration rights, the Selling Stockholders were offered a right of first refusal to participate in future offerings of common stock if the principal purpose of which is to raise capital.  This right of first refusal terminates upon the earlier of a sale, merger, consolidation or reorganization of the Company or the one-year anniversary of the Closing Date.

Warrants

In connection with the equity offering closed on May 26, 2011, the Company issued warrants to purchase an aggregate of 3,600,000 shares of the Company’s common stock at a per-share price of $2.25.  The Company also has outstanding warrants to purchase 3,125 shares of the Company’s common stock at a per-share price of $5.00.

If all of these warrants are exercised for cash, the Company would receive $8,115,625.00 in aggregate proceeds.  The warrants to purchase the 3,600,000 shares are not exercisable until November 2011.  We do not expect the immediate exercise of these warrants as the exercise price currently exceeds the average closing price. Furthermore, we cannot make assurances that any of the warrants will ever be exercised for cash or at all.

Stock Issued for Services

During the second quarter of 2011, the Company issued a total of 75,000 shares of its common stock as compensation for services by consultants.

NOTE 3– STOCKHOLDERS' EQUITY  AND EARNINGS PER SHARE (continued)

Earnings Per Share

The following table illustrates the calculation of earnings per share for the three and six month periods ended June 30:

	Three Month Periods		Six Month Periods
	2011	2010	2011	2010
Net income (loss)	$(66,597)	$(1,143)	$(221,513)	$237,308

Weighted-average number of common shares:	14,948,649	n/a	13,719,626	n/a

Earnings per common share:
Basic	$(0.00)	n/a	$(0.02)	n/a
Diluted	$(0.00)	n/a	$(0.02)	n/a

In periods where a net loss is incurred, any assumed exercise of stock options or warrants would be anti-dilutive. The exercise prices of all outstanding stock options and warrants exceeded the market price for the Company's common stock throughout the periods shown. Therefore there would have been no dilutive impact from these items if there were net income for the periods.

Prior to the merger, effective January 3, 2011, the accounting acquirer was a privately held partnership. No earnings per share can be calculated for those periods.

NOTE 4– RELATED PARTY TRANSACTIONS

The Company paid $163,000 and $78,000 in consulting fees in June 30, 2011 and 2010, respectively to BDR Consulting, Inc. (BDR), a member of CCJ/BDR Investments, L.L.C., who owned a combined 64.108% limited partnership interest in the Pure Gas Partners, L.P.  The president of BDR also served on the Board of Directors and was the Chief Executive Officer of Pure Energy Group, Inc.  In addition, the Company rented office space from BDR on a month-to-month basis through September 2010.  The Company paid BDR $12,000 in rental fees in the six months ended June 30, 2010.

The Company has a development contract with Aztec Energy Partners I, L.P. (Aztec), whereby Aztec agreed to fund 100% of costs through completion on certain wells to be drilled in two counties in New Mexico.  Certain partners in Aztec are also indirect limited partners and members of the Board of Directors of the Company and its subsidiaries.  On certain wells, the Company owns a working interest.  On those wells, Aztec will receive working interest and net revenue interest.  During the period ended June 30, 2011 and 2010, the Company paid Aztec $71,014 and $197,831, for Aztec’s share of well income, net of related well costs, based on production.

Aztec Managing GP, LLC (Aztec MP) is the managing general partner of Aztec Energy Partners I, L.P.  The principals of Aztec MP also serve on the Board of Directors of the Company.  During the period ended June 30, 2011 and 2010, the Company paid Aztec MP $190,654 and $103,001, respectively, for Aztec MP’s share of well income, net of related well costs, based on production.

NOTE 5 – LONG TERM - DEBT

At June 30, 2011 and December 31, 2010, long-term debt consisted of the following items:

		Predecessor Entity
	June 30,	December 31,
	2011	2010
		(As Restated)
7½% Debentures, Series 2005	$4,025,000	$4,215,000
Notes Payable – Greenshoe Investment	367,309	—
Notes Payable – Little Bay Consulting	396,969	—
Total Long-term Debt	$4,789,278	$4,215,000

NOTE 5 – LONG TERM - DEBT (continued)

7½% Debentures, Series 2005

On March 1, 2005, Pure Energy Group, Inc. and its subsidiary Pure Gas Partners, II, L.P., issued 7 ½ % Debentures, Series 2005, in the principal amount of $5,500,000.  The Debentures are secured by all revenues of the issuer and all money held in the funds and accounts created under the Indenture.  The Debentures mature on March 1, 2015, with principal and interest payable semi-annually on March 1 and September 1.  As of June 30, 2011 and December 31, 2010 the balance payable was $4,025,000 and $4,215,000, respectively.  Interest expense for the six months ended June 30, 2011 and 2010 was $154,223 and $171,580, respectively.

Aggregate long-term debt, consisting of the 7½% Debentures, Series 2005, is estimated to be repayable annually as follows:

2011	$370,000
2012	830,000
2013	1,020,000
2014	1,175,000
2015	630,000
Total	$4,025,000

As permitted by the bond debt agreement, the Company purchases bonds back on the open market at its discretion.  Bonds held by the Company at June 30, 2011 and December 31, 2010 totaled $0 and $185,000, respectively. These bonds were purchased at a discount of $310,067 during 2010 and 2009.  The bonds held by the Company are shown as a reduction of bonds payable on the balance sheet as follows:

		Predecessor Entity
	June 30,	December 31,
	2011	2010
		(As Restated)
Bonds Payable	$4,025,000	$4,400,000
Less: Bonds held by the Company	—	(185,000)
Total	$4,025,000	$4,215,000

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

Beginning March 31, 2011 (the effective date of the Promissory Note), the amounts owed under the Promissory Note began to accrue interest at a rate of 9.99%, and the Promissory Note provides that no payments of principal or interest are due until the maturity date of September 30, 2012.  The Company is obligated to pay all accrued interest and make a principal payment equal to one-third of the principal owed upon the closing of an equity offering resulting in a specified amount of net proceeds to the Company.  In addition, Green Shoe was granted the right to convert the principal and interest owed into shares of common stock of the Company at a conversion price of $4.00 per share. The balance of these amounts as of June 30, 2011 is $367,309.

NOTE 5 – LONG TERM DEBT (continued)

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

Beginning March 31, 2011 (the effective date of the Promissory Note), the amounts owed under the Promissory Note began to accrue interest at a rate of 9.99%, and the Promissory Note provides that no payments of principal or interest are due until the maturity date of September 30, 2012.  The Company is obligated to pay all accrued interest and make a principal payment equal to one-third of the principal owed upon the closing of an equity offering resulting in a specified amount of net proceeds to the Company.  In addition, Little Bay was granted the right to convert the principal and interest owed into shares of common stock of the Company at a conversion price of $4.00 per share. The balance of these borrowings as of June 30, 2011 is $396,968.

NOTE 6 – OPERATING LINE OF CREDIT

As of June 30, 2011 and December 31, 2010, the borrowing base on the line of credit was $4,000,000 and $2,350,000, respectively.  The interest rate is calculated at the greater of the adjusted base rate or 4% and matures on January 31, 2014.   The line of credit is collateralized by producing wells.  As of June 30, 2011 and December 31, 2010, the outstanding balance on the line of credit was $1,000 and $1,582,426, respectively.  Interest expense for the six months ended June 30, 2011 and 2010 was $46,039 and $36,910, respectively.  The line of credit is reported as long-term debt because the maturity date is greater than one year.

NOTE 7 – CREDITORS PAYABLE

In 2002, the prior owner of Pure Sub filed a petition for reorganization with the United States Bankruptcy Court.  According to the plan of reorganization, three creditors were to receive a combined amount of approximately $3,000,000 for their claims out of future net revenues of Pure Sub (defined as revenues from producing wells net of lease operating expenses and other direct costs).

The net estimated revenue distribution due to creditors in 2011 based on 2010 net revenues is $180,000 as of June 30, 2011 and is presented as a current liability.  The net revenue distribution to creditors in 2010 based on 2009 net revenues was $105,000 as of June 30, 2010 and was presented as a current liability.  As of June 30, 2011 and December 31, 2010, the creditors’ payable balance was $1,539,545and $1,806,305, respectively.

NOTE 8 – OPERATING LEASES

The Company has a non-cancelable operating lease for office space expiring in June 2014.  As of June 30, 2011, the remaining future minimum lease payments under the existing lease are as follows:

Year Ending December 31,	Operating Lease
2011	$25,000
2012	50,000
2013	51,250
2014	26,250
2015	—
Total Minimum Lease Payments	$152,500

Rent expense related to leases for the six month periods ended June 30, 2011 and 2010 was $23,750 and $19,792, respectively.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

NOTE 10 – CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to the concentration of credit risk consist primarily of cash and cash equivalents.  Cash balances at one bank exceeded FDIC insurance protection levels at June 30, 2011. The Company's management intends to take measures to reduce the risk to those funds in the event that that bank was compromised.

The Company also maintains cash balances with two investment brokerage firms that are protected by the Securities Investor Protection Corporation (SIPC) up to $250,000.  In addition to the SIPC coverage, one of the investment brokerage firms provides supplemental coverage in excess of SIPC through an insurance policy that covers cash balances up to $500,000.  The cash balance at the other investment brokerage firm is held in a FDIC-Insured Deposit Account and is also protected by a supplemental coverage insurance policy that covers cash balances up to $124,500,000.  As of June 30, 2011 and 2010, the Company’s cash balance with these investment brokerage firms did not exceed the combined coverage.

NOTE 11 –PRICE RISK MANAGEMENT ACTIVITIES

On March 23, 2011, the Company entered into a fixed price swap for 1,000 barrels of oil per month at a price of $104.55 NYMEX-WTI through February 28, 2013. During the six months ended June 30, 2011, the Company recognized a gain of $106,123, which includes unrealized hedge settlements received for the difference between the hedged price and the market price. The Company recognized this asset of $106,123 on the balance sheet as of June 30, 2011 in Current Assets as Derivative Asset.

NOTE 12 – FAIR VALUE MEASUREMENTS

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

The following table presents the Company’s assets and liabilities recognized in the balance sheet and measured at fair value on a recurring basis as of June 30, 2011:

	Input Levels for Fair Value Measurements
Description	Level 1	Level 2	Level 3	Total
Assets:
Commodity derivatives	$—	$106,123	$—	$106,123

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

BUSINESS OVERVIEW

Cross Border Resources, Inc. is an oil and gas exploration company resulting from the business combination of Doral Energy Corp ("Doral") and Pure Gas Partners II, L.P. ("Pure L.P."), effective January 3, 2011. The business combination of Doral and Pure L.P. was completed by the transfer of all of Pure L.P.'s oil and gas assets and liabilities to its wholly owned subsidiary, Pure Energy Group, Inc. ("Pure Sub"), and the subsequent merger (the "Pure Merger") of Pure Sub with a wholly owned subsidiary of Doral incorporated for the purpose of completing the Pure Merger. Pure L.P. and Pure Sub are sometimes referred to as "Pure."

 We currently own over 800,000 gross (approximately 300,000 net) mineral and lease acres within the state of New Mexico. Over 31,000 of these net acres exist within the prolific Permian Basin. Unlike many exploration and production organizations, 99% of our acreage consists of either owned mineral rights or leases held by production.

Current development of Cross Border Resources Inc.’s acreage is focused on our prospective Bone Spring acreage located in the heart of the 1st and 2nd Bone Spring play. This play encompasses approximately 4,390 square miles across both New Mexico and Texas. We currently own varying, non-operated working interest in both Eddy and Lea Counties, New Mexico, in conjunction with our working interest partners that include Cimarex, Apache, and Mewbourne, all having significant footprints within this play.

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

RESULTS OF OPERATION

Summary of Production

The following summarizes our net production sold of oil, expressed in barrels  ("Bbl"), and of natural gas, expressed in thousand cubic feet ("mcf") for the three and six month periods ended June 30:

	Three Month Periods		Six Month Periods
	2011	2010	2011	2010
Oil (Bbls)	12,569	6,737	25,856	14,553
Gas (mcf)	62,672	63,474	113,583	125,376
Total Barrels of Oil Equivalent (boe)*	23,015	17,316	44,786	35,449
Average Barrels of Oil Equivalent per day (boed)	253	190	247	196

* Oil and natural gas were combined by converting oil to natural gas mcfe on the basis of 1 barrel of oil = 6 mcfe of gas.

This increase in oil and gas sales volumes is due primarily to a combination of increased production from wells added period over period and increased production brought on through the Pure Merger.

Set forth in the following schedule is the average sales price per unit and average cost of production produced by us for the three and six month periods ended June 30:

	3 Months Ended		Six Month Periods
	2011	2010	2011	2010
Average sales price:
Gas ($ per mcf)	6.42	6.16	6.19	5.99
Oil ($ per bbl)	95.00	76.99	89.60	74.86
Average cost of production:
Average production cost ($/boe)	14.90	5.15	10.78	5.27
Average production taxes ($/boe)	7.28	5.78	6.09	5.24

Three months ended June 30, 2011 and 2010

Summary of Quarter End Results
	Three Months Ended June 30,		Percentage Increase /
	2011	2010	(Decrease)
		Predecessor Entity
Revenue and Gains	$2,096,629	$957,307	119%
Operating Expenses	(2,142,433)	(659,736)	225%
Other Income (Expense)	(60,636)	(298,714)	(80)%
Income Tax (Expense) Benefit	39,843	--	100%
Net Income (Loss)	$(66,597)	$(1,143)	(5727)%

Revenues

We recognized $1,465,050 in revenues from sales of oil and natural gas for the three months ended June 30, 2011 (the “2011 Quarter”), compared to $919,234 for the three months ended June 30, 2010 (the “2010 Quarter”).  This increase in oil and gas sales revenue is due primarily to a combination of increased production from wells added period over period and increased production brought on through the Pure Merger.  In addition, average prices for the oil and natural gas sold period over period increased.  We report our revenues on wells in which we have a working interest based on information received from operators.  The recognition of revenues in this manner is in accordance with generally accepted accounting principles.

We also recognized a gain of $599,100 during the 2011 Quarter on the sale of an interest in certain of our leases because the proceeds exceeded the carrying cost of the properties.

Operating Expenses

Our operating expenses for the 2011 Quarter and 2010 Quarter consisted of the following:

	Three Months Ended June 30,		Percentage Increase /
	2011	2010	(Decrease)
		Predecessor Entity
Operating Costs	$362,161	$87,375	315%
Production Taxes	165,108	100,440	64%
Depreciation, Depletion, and Amortization	488,601	222,538	120%
Accretion Expense	26,416	14,818	78%
General and Administrative	1,100,147	234,565	369%
Total	$2,142,433	$659,736	225%

Operating costs were higher as a result of costs related to operated assets -- the Stern properties in Chavez County, New Mexico, environmental remediation and delayed joint interest billings from an operating partner. Production taxes and depletion were all higher as a result of higher production.  General and administrative expense increased primarily as a result of $374,113 in non-cash share-based employee compensation expense and $50,625 in non-cash stock compensation for consultants during the 2011 Quarter, compared to $0 for the 2010 Quarter.

Price Risk Management Activities

During the 2011 Quarter, we recognized a gain of $75,857 which includes realized hedge settlements received for the difference between the hedged price and the market price. On March 23, 2011, we entered in to fixed price swap for 1,000 barrels of oil per month at a price of $104.55 NYMEX-WTI through February 28, 2013.

Six months ended June 30, 2011 and 2010

Summary of Year to Date Results

	Six Months Ended June 30,		Percentage Increase /
	2011	2010	(Decrease)
		Predecessor Entity
Revenue and Gains	$3,695,921	$1,968,040	88%
Operating Expenses	(3,884,804)	(1,487,844)	161%
Other Income (Expense)	(98,171)	(242,888)	(60)%
Income Tax (Expense) Benefit	65,541	--	100%
Net Income (Loss)	$(221,513)	$237,308	(193)%

Revenues

We recognized $3,031,863 in revenues from sales of oil and natural gas for the six months ended June 30, 2011 (“YTD 2011”), compared to $1,926,964 for the six months ended June 30, 2010 (“YTD 2010”).  This increase in revenue is due primarily to a combination of increased production from wells added period over period and increased production brought on through the Pure Merger.  In addition, average prices for the oil and natural gas sold period over period increased.  Additionally, a $599,100 gain on the sale of an interest in certain oil and gas leases was recognized during YTD 2011.

Operating Expenses

Our operating expenses for the YTD 2011 and YTD 2010 periods consisted of the following:

	Six Months Ended June 30,		Percentage Increase /
	2011	2010	(Decrease)
		Predecessor Entity
Operating Costs	$515,225	$183,624	181%
Production Taxes	270,564	186,286	45%
Depreciation, Depletion, and Amortization	1,072,891	624,835	72%
Accretion Expense	52,833	29,635	78%
General and Administrative	1,973,291	463,464	326%
Total	$3,884,804	$1,487,844	161%

Operating costs were higher as a result of costs related to operated assets -- the Stern properties in Chavez County, New Mexico, environmental remediation and delayed joint interest billings from an operating partner. Production taxes and depletion were all higher as a result of higher production.  We recognized $1,973,291 in general and administrative expense for YTD 2011 compared to $463,464  for YTD 2010.  This increase resulted primarily from $404,605 of non-cash employee share-based compensation and $50,625 in non-cash stock compensation for consultants during YTD 2011, compared to $0 for YTD 2010.  In addition we incurred approximately $279,000 of non -recurring expenses associated with the Pure Merger (see below) during YTD 2011.

Non-recurring Expense

As a result of the Pure Merger the Company incurred approximately $279,000 in non-recurring expenses in YTD 2011. Approximately, $120,000 was incurred in additional legal, accounting and professional fees. In addition, approximately $159,000 was incurred in transaction related fees and expenses.

Price Risk Management Activities

During YTD 2011, we recognized a gain of $106,850 which includes realized hedge settlements received for the difference between the hedged price and the market price. On March 23, 2011, we entered in to fixed price swap for 1,000 barrels of oil per month at a price of $104.55 NYMEX-WTI through February 28, 2013.

Non-GAAP Financial Measures

Adjusted EBITDA

In addition to reporting net earnings (loss) as defined under GAAP, we also present net earnings before interest, income taxes, depreciation, depletion, and amortization (adjusted EBITDA), which is a non-GAAP performance measure. Adjusted EBITDA consists of net earnings after adjustment for those items described in the table below. Adjusted EBITDA does not represent, and should not be considered an alternative to GAAP measurements, such as net earnings (loss) (its most comparable GAAP financial measure), and our calculations thereof may not be comparable to similarly titled measures reported by other companies. By eliminating the items described below, we believe the measure is useful in evaluating its fundamental core operating performance. We also believe that adjusted EBITDA is useful to investors because similar measures are frequently used by securities analysts, investors, and other interested parties in their evaluation of companies in similar industries. Our management uses adjusted EBITDA to manage our business, including in preparing its annual operating budget and financial projections. Our management does not view adjusted EBITDA in isolation and also uses other measurements, such as net earnings (loss) and revenues to measure operating performance. The following table provides a reconciliation of net earnings (loss), the most directly comparable GAAP measure, to adjusted EBITDA for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		Predecessor Entity		Predecessor Entity
Net income (loss)	$(66,597)	$(1,143)	$(221,513)	$237,308
Interest expense and other	147,102	96,312	256,922	211,649
Income tax expense (benefit)	(39,843)	--	(65,541)	--
Accretion of asset retirement obligations	26,416	14,818	52,833	29,635
Depreciation, depletion, and amortization	488,601	222,538	1,072,891	624,835
Stock-based compensation	424,738	--	455,230	--
Adjusted EBITDA	$980,417	$332,525	$1,550,822	$1,103,427

Adjusted EBITDA for the 2011 periods was higher than can normally be expected due to a $599,100 gain on the sale of interests in certain oil and gas leaseholds during the second quarter of 2011.

Additionally, during the third quarter the market prices for crude oil have declined significantly.  This decline in product prices will impact our revenue and net income (loss) beginning in the third quarter of 2011 for such time as the current trend continues. The impact of this trend cannot be predicted with accuracy at this time. A portion of our crude oil production is currently hedged at favorable prices ($104 per barrel), which will mitigate some of the impact of this decline on our cash flow.

LIQUIDITY AND CAPITAL RESOURCES

Upon completion of the Pure Merger, in addition to acquiring all of the rights, properties and assets of Pure Sub, the Company assumed all of the debts, liabilities and obligations of Pure Sub, including the rights and obligations of Pure Sub under the 7 ½ % Debentures, Series 2005 (the “Pure Debentures”) issued by Pure Energy Group in March 2005. The Pure Debentures are described more fully in the Company’s Form 8-K filed January 7, 2011. These debentures require payments of principal and interest on March 1 and September 1 of each year. Scheduled principal retirements over the next twelve months amount to $360,000 on September 1, 2011 and $360,000 due on March 1, 2012.

	At June 30, 2011	At December 31, 2010	Percentage Increase / (Decrease)
		Predecessor Entity
		(As Restated)
Current Assets	$2,637,775	$1,737,747	52%
Current Liabilities	1,430,846	2,034,490	(30)%
Working Capital (Deficit)	$1,206,929	$(296,743)	n/m
 n/m -- The percentage change is not meaningful when moving from a negative to a positive number.

Cash Flows

	Six Months Ended
	June 30,
	2011	2010
		Predecessor Entity
Cash Flows Provided by Operating Activities	$(1,207,339)	$1,471,662
Cash Flows Used in Investing Activities	(1,092,944)	(996,363)
Cash Flows Provided by (Used in) Financing Activities	2,862,312	(477,895)
Net Increase (Decrease) in Cash During Period	$562,029	$(2,596)

As of June 30, 2011, we had working capital of $1,206,929.  Liquidity is a measure of ability to access cash. Our primary needs for cash are for exploration, exploitation, development and acquisition of oil and gas properties, repayment of contractual obligations and working capital funding. We have historically addressed our long-term liquidity requirements through cash provided by operating activities, the issuance of debt and equity securities when market conditions permit, sale of non-strategic assets, and through our credit facilities. The prices for future oil and natural gas production and the level of production have significant impacts on operating cash flows and cannot be predicted with any degree of certainty. We continue to examine alternative sources of long-term capital, including bank borrowings, the issuance of debt instruments, the sale of equity securities, the sales of strategic and non-strategic assets, and joint-venture financing. Availability of these sources of capital and, therefore, our ability to execute our operating strategy will depend upon a number of factors, some of which are beyond our control.

Amended and Restated Credit Agreement with Texas Capital Bank

On January 31, 2011, we entered into an amended and restated credit agreement (the “Credit Agreement”) with Texas Capital Bank, N.A. (“TCB”).  The Credit Agreement provides the Company with an initial borrowing base of $4,000,000.  Provided that the trustee for the Company’s Pure Debentures consents, the amount available under the Credit Agreement may be increased by TCB up to $25,000,000 based on the Company’s reserve reports and the value of the Company’s oil and gas properties.  If the trustee for the Pure Debentures does not consent, the maximum allowed under the Indenture for the Pure Debentures will be limited to $5,000,000. As of June 30, 2011, the Company has available to it $3,999,000 under the credit facility with TCB. The Credit Agreement is described more fully in and is attached as an exhibit to the Company’s Form 8-K dated February 7, 2011.

CONTRACTUAL OBLIGATIONS

Little Bay and Green Shoe

As of June 30, 2011, we are indebted to Little Bay Consulting SA (“Little Bay”) and Green Shoe Investments Ltd. (“Green Shoe”) in the amounts of $396,969 and $367,309 respectively for loans refinanced in fiscal 2011. Those loans were extended effective March 31, 2011, until September 30, 2012, with no periodic payments until maturity (other than upon an equity raise resulting in net proceeds of more than $1,000,000), as described more fully in the Company’s 8-K filed April 28, 2011. Payments were made in early June 2011 to Little Bay and Green Shoe as a result of the equity offering that closed effective May 26, 2011.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") in the United States has required our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. Our significant accounting policies are disclosed in the notes to the interim financial statements for the period ended June 30, 2011 included in this Quarterly Report on Form 10-Q.

The consolidated financial statements presented with this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented in the attached financial statements, have been included. Interim results for the period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

Our significant accounting policies are disclosed at Note 2 to the unaudited financial statements included with this Quarterly Report.

The merger and acquisition of Pure Sub has been treated as a “reverse acquisition” for financial reporting and accounting purposes. As a result, Pure Sub has been treated as the “accounting acquirer” for financial reporting and accounting purposes. As such, effective January 6, 2011, the Company engaged Darilek, Butler & Associates PLLC (“Darilek, Butler”), the principal independent accountants for the Pure Energy Group, as the Company’s principal independent accountants, and dismissed MaloneBailey, LLP (“MaloneBailey”) as the Company’s principal independent accountants. The engagement of Darilek, Butler and the dismissal of MaloneBailey was approved by the Company’s Board of Directors. The engagement of Darilek, Butler and the dismissal of MaloneBailey are more fully described in the Company’s Form 8-K dated January 3, 2011.

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

Changes in Internal Control over Financial Reporting

Prior to the Pure Merger, the Company had been using an outside accounting service to prepare financial statements.  Effective January 2011, Mr. P. Mark Stark was appointed as the Company’s Chief Financial Officer and assumed responsibility for preparation of the financial statements.  Mr. Stark left the Company, effective August 5, 2011. His accounting-related duties have been assumed by Nancy S. Stephenson.  Ms. Stephenson has accepted the role of Chief Accounting Officer.  The Company believes it has improved internal controls by bringing the accounting in house and employing qualified accountants and utilizing consultants as needed.  Management has identified and is working with its independent audit committee to put in place additional internal controls to improve its internal control over financial reporting. The additional controls include, but are not limited to, controls over GAAP reporting to ensure compliance with GAAP and SEC disclosure requirements.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On May 4, 2011, Clifton M. (Marty) Bloodworth filed a lawsuit in the State District Court of Midland County, Texas, against Doral West Corp. d/b/a Doral Energy Corp. and Everett Willard Gray II.  Mr. Bloodworth alleges that Mr. Gray, as CEO of the Company, made false representations which induced Mr. Bloodworth to enter into an employment contract that was subsequently breached by the Company.  The claims that Mr. Bloodworth has alleged are:  breach of his employment agreement with Doral, common law fraud, civil conspiracy breach of fiduciary duty, and violation of the Texas Deceptive Trade Practices-Consumer Protection Act.  Mr. Bloodworth is seeking damages of approximately $280,000.  Mr. Gray and the Company deny that Mr. Bloodworth’s claims have any merit, and they plan to file a counterclaim in the proceeding.

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

We have an operating deficit.

Currently, our operations are not profitable.  Doral Energy Corp. (prior to the Pure Merger) incurred losses since inception.  We may never be able to achieve profitability.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 12, 2011, the Company issued 25,000 shares of common stock to Princeton Research, Inc. pursuant to Section 4(2) of the Securities Act. These shares were issued in compensation for certain consulting and investor relations services it provided through June 17, 2011, and its preparation and distribution of an analytic report for a six-month period.

Effective May 31, 2011, the Company issued 50,000 shares of common stock to Red Chip Companies Inc. pursuant to Section 4(2) of the Securities Act. These shares were issued in compensation for certain consulting and investor relations services, the preparation and distribution of an analyst's report and market research services to be provided for a 12-month period. The agreement is cancellable after six months.

As reported on the Company's 8-K filed on May 27, 2011, the Company entered into a definitive stock purchase agreement to sell an aggregate of 3,600,000 units. Each unit was sold at $1.50 and was comprised of one share of common stock and one five-year warrant to purchase a share of common stock at an exercise price of $2.25 per share. The offering was made to a select group of institutional and accredited investors and was exempt from registration under the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The sale closed on May 26, 2011. The Company plans to use the net proceeds from the offering to fund continued drilling in its Bone Spring play located primarily in the Parkway/Turkey Tract and Lusk Projects (Eddy and Lea Counties, New Mexico), general corporate purposes, and working capital.

The offering resulted in aggregate gross proceeds equal to $5,400,000. The Company received net proceeds of approximately $5,000,000 after the deduction of placement agent commissions and offering expenses. In accordance with the agreement, the Company filed a registration statement with the Securities and Exchange Commission registering the resale of the shares of common stock issued in the offering and the common stock underlying the warrants on July 25, 2011 (the "Registration Statement").  The Registration Statement was declared effective on August 5, 2011.

Although the Company will not receive any of the proceeds from the resale of the common stock registered under the Registration Statement, the Company does have outstanding warrants to purchase an aggregate of 3,600,000 shares of the Company’s common stock at a per-share price of $2.25 and warrants to purchase 3,125 shares of the Company’s common stock at a per-share price of $5.00 (issued upon conversion of a Pure Debenture in connection with the Pure Merger).  If all of these warrants are exercised for cash, the Company would receive $8,115,625.00 in aggregate proceeds.  However, the warrants to purchase the 3,600,000 shares are not exercisable until November 2011 and the warrants may never be exercised. The Company plans to use proceeds, if any, from the exercise of warrants to fund continued operations and for general corporate purposes and working capital.

The purchasers in the offering received a right of first refusal to participate in future offerings of common stock if the principal purpose of such offering is to raise capital. This right of first refusal terminates upon the earlier of a sale, merger, consolidation or reorganization of the Company or May 26, 2012.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibit
Number	Description of Exhibits
4.1	Form of Common Stock Warrant (filed as an exhibit to our Registration Statement on Form S-1/A filed on August 2, 2011).
10.1	Loan Agreement by and between Green Shoe Investments Ltd. and the Company (filed as an exhibit to our Current Report on Form 8-K filed on April 28, 2011).
10.2	Promissory Note to Green Shoe Investments Ltd. (filed as an exhibit to our Current Report on Form 8-K filed on April 28, 2011).
10.3	Loan Agreement by and between Little Bay Consulting SA and the Company (filed as an exhibit to our Current Report on Form 8-K filed on April 28, 2011).
10.4	Promissory Note to Little Bay Consulting SA (filed as an exhibit to our Current Report on Form 8-K filed on April 28, 2011).
10.5	Separation Agreement and Release with BDR, Inc. (filed as an exhibit to our Current Report on Form 8-K filed on June 3, 2011)
10.6	Form of Registration Rights Agreement by and between purchasers and the Company.
10.7	Form of Securities Purchase Agreement by and between purchasers and the Company.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROSS BORDER RESOURCES, INC.

By	/ s/Nancy S. Stephenson
Name:	Nancy S. Stephenson
Title:	Chief Accounting Officer
Date:	August 15, 2011