Form 10-Q
period 2011-09-30
CROSS BORDER RESOURCES, INC.
filed 2011-11-14
CIK 1373485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

(210) 226-6700
(Registrant’s telephone number, including area code)

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
☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of November 8, 2011, the Registrant had 16,151,946 shares of common stock outstanding.

Cross Border Resources, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three- and nine-month periods ended September 30, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” and the “Company” mean Cross Border Resources, Inc. unless otherwise indicated.  All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Cross Border Resources, Inc.
Balance Sheets

		Predecessor Entity
	September 30,	December 31,
	2011	2010
	(Unaudited)	(As Restated)
ASSETS

Current Assets
Cash and Cash Equivalents	$621,318	$975,123
Accounts Receivable - Production	965,194	512,624
Accounts Receivable - Related Party	—	250,000
Prepaid Expenses	686,492	—
Derivative Asset - Current Portion	309,340	—
Current Tax Asset	100,734	—
Total Current Assets	2,683,078	1,737,747

Oil and Gas Properties	32,413,915	19,421,621
Less: Accumulated Depletion	(9,746,862)	(7,328,326)
Net Oil and Gas Properties	22,667,053	12,093,295

Other Assets
Other Property and Equipment, net of Accumulated Depreciation of $118,572 and $94,759 in 2011 and 2010, respectively	103,889	124,776
Deferred Bond Costs, net of Accumulated Amortization of $331,704 and $293,915 in 2011 and 2010, respectively	172,150	209,939
Deferred Bond Discount, net of Accumulated Amortization of $122,819 and $108,827 in 2011 and 2010, respectively	63,741	77,733
Derivative Asset, net of Current Portion	110,386	—
Other Assets	126,943	112,532
Total Other Assets	577,109	524,980

TOTAL ASSETS	$25,927,240	$14,356,022

		Predecessor Entity
	September 30,	December 31,
	2011	2010
	(Unaudited)	(As Restated)
LIABILITIES AND PARTNERS’ CAPITAL

Current Liabilities
Accounts Payable - Trade	$311,486	$875,881
Accounts Payable - Revenue Distribution	213,000	49,880
Interest Payable	47,736	107,875
Accrued Expenses	34,940	28,460
Deferred Revenues	64,958	162,394
Bonds Payable - Current Portion	720,000	660,000
Creditors Payable - Current Portion	180,000	150,000
Total Current Liabilities	1,572,120	2,034,490

Non-Current Liabilities
Asset Retirement Obligations	1,223,515	508,588
Deferred Income Tax Liability	26,609	—
Line of Credit	1,000	1,582,426
Notes Payable	764,278	—
Bonds Payable, net of Current Portion	2,935,000	3,555,000
Creditors Payable, net of Current Portion	1,359,545	1,656,305
Total Non-Current Liabilities	6,309,947	7,302,319
Total Liabilities	7,882,067	9,336,809

Stockholders’ Equity (Deficit)
Retained Earnings (Accumulated Deficit) (1)	(14,611,013)	5,019,213
Common Stock ($0.001 par value; 36,363,637 authorized and 16,151,946 shares issued and outstanding at September 30, 2011)	16,152	—
Additional Paid in Capital	32,640,034	—
Total Stockholders’ Equity	18,045,173	5,019,213

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,927,240	$14,356,022

(1)	Retained Earnings as of December 31, 2010 (As Restated) includes all equity accounts, including all Predecessor Entity Partners’ Capital accounts.

The accompanying notes are an integral part of these financial statements.

Cross Border Resources, Inc.
Statements of Operations
 (Unaudited)

	Three months ended September 30,
	2011	2010
		Predecessor Entity
Revenues and Gains
Oil and gas sales	$1,867,914	$1,361,503
Other	32,479	11,063
Total revenues and gains	$1,900,393	$1,372,566

Expenses:
Operating costs	444,697	146,015
Production taxes	150,150	85,051
Depreciation, depletion, and amortization	972,972	273,991
Abandonment expense	49,234	—
Accretion expense	31,596	14,817
General and administrative	862,717	235,768
Total expense	2,511,366	755,642

Gain (loss) from operations	(610,973)	616,924

Other income (expense):
Bond issuance amortization	(28,461)	(12,596)
Gain (loss) on derivatives	346,555	—
Interest expense	(100,365)	(101,840)
Miscellaneous other income (expense)	99,815	31,313
Total other income (expense)	317,544	(83,123)

Gain (loss) before income taxes	(293,429)	533,801

Current tax benefit (expense)	50,996	(74,525)
Deferred tax benefit (expense)	(7,122)	74,525
Income tax benefit (expense)	43,874	—
Net income (loss)	$(249,555)	$533,801

Net loss per share:
Basic and diluted	$(0.02)	$—
Weighted average shares outstanding:
Basic and diluted	16,151,946	—

The accompanying notes are an integral part of these financial statements.

Cross Border Resources, Inc.
Statements of Operations
 (Unaudited)

	Nine months ended September 30,
	2011	2010
		Predecessor Entity
Revenues and Gains
Oil and gas sales	$4,899,777	$3,288,467
Gain on sale of oil and gas properties	599,100	—
Other	97,436	52,139
Total revenues and gains	$5,596,313	$3,340,606

Expenses:
Operating costs	959,922	329,639
Production taxes	420,714	271,337
Depreciation, depletion, and amortization	2,045,863	898,826
Abandonment expense	49,234	—
Accretion expense	84,428	44,452
General and administrative	2,836,008	699,232
Total expense	6,396,169	2,243,486

Gain (loss) from operations	(799,856)	1,097,120

Other income (expense):
Bond issuance amortization	(37,789)	(37,789)
Gain (loss) on derivatives	452,678	—
Interest expense	(347,959)	(304,161)
Miscellaneous other income (expense)	152,443	74
Total other income (expense)	219,373	(341,876)

Loss before income taxes	(580,483)	755,244

Current tax benefit (expense)	136,024	(53,167)
Deferred tax benefit (expense)	(26,609)	53,167
Income tax benefit (expense)	109,415	—
Net income (loss)	$(471,068)	$755,244

Net loss per share:
Basic and diluted	$(0.03)	$—
Weighted average shares outstanding:
Basic and diluted	14,539,309	—

The accompanying notes are an integral part of these financial statements.

Cross Border Resources, Inc.
Statements of Cash Flows
For the Nine Months Ended September 30, 2011 and 2010
 (Unaudited)

	Nine Months Ended September 30,
	2011	2010
		Predecessor Entity
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(471,068)	$755,244
Adjustments to reconcile net income (loss) to cash used by operating activities:
Depreciation, depletion, amortization	2,045,863	884,834
Accretion	84,428	44,452
Gain on Disposition of Assets	(583,766)	—
Share-based Compensation	569,638	—
Amortization of debt discount and deferred financing costs	51,781	51,782
Changes in operating assets and liabilities:
Accounts receivable	(452,570)	(430,713)
Prepaid expenses and other current assets	(826,384)	(2,404)
Accounts payable	(843,969)	159,997
Derivative asset - current portion	(419,726)	—
Accrued expenses	(175,630)	(27,331)
Deferred income tax	(74,124)	—
Deferred revenue	(97,436)	194,873
Other current liabilities	(60,138)	(118,613)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,253,101)	1,512,121

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures - oil and gas properties	(2,312,880)	(1,191,698)
Disposal of oil and gas properties	799,100	—
Capital expenditures - other assets	(36,744)	—
NET CASH USED IN INVESTING ACTIVITIES	(1,550,524)	(1,191,698)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of expenses	5,090,728	—
Net borrowings (payments) on line of credit	(1,581,426)	—
Proceeds from renewing notes	139,359	—
Repayments of notes payable	(382,081)	—
Repayments of bonds	(550,000)	(490,000)
Repayments to creditors	(266,760)	(122,895)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,449,820	(612,895)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(353,805)	(292,472)
Cash and cash equivalents, beginning of period	975,123	757,119
Cash and cash equivalents, end of period	$621,318	$464,647

Supplemental disclosures of cash flow information:
Interest paid	$165,009	$340,385
Income taxes paid	$—	$—

The above changes in current assets and current liabilities differ from changes between amounts reflected in the September 30, 2011 balance sheet due to current assets and current liabilities acquired in connection with the Company’s reverse acquisition with Pure Energy Group, Inc. and Pure Gas Partners II, LP, as more fully described in Note 1 to the unaudited financial statements.

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

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS (continued)

The statements of income include the results of operations for Cross Border Resources, Inc. commencing on January 4, 2011. As a result, information provided for the nine months ended September 30, 2011 presented below includes the actual results of operations from January 4, 2011 to September 30, 2011 and the combined historical financial information for the Cross Border Resources, Inc. (formerly Doral Energy) and Pure for the period January 1, 2011 to January 3, 2011. The unaudited pro forma financial information for the nine months ended September 30, 2010 presented below combines the historical financial information for the Cross Border Resources, Inc. and Pure for that period. The following unaudited pro forma information is not necessarily indicative of the results of future operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		Predecessor Entity		Predecessor Entity
Revenues	$1,900,393	$1,582,662	$5,596,314	$4,254,011
Operating income (loss)	(610,973)	253,646	(811,086)	(10,417,958)
Net income (loss)	(249,555)	184,336	(483,982)	(10,968,482)

Earnings (loss) per share *	$(0.02)	$0.01	$(0.03)	$(0.88)
* For purposes of this pro forma presentation of earnings per share we have assumed the same number of shares outstanding in the prior year periods as were outstanding in the current year periods.

Basis for Presentation

The unaudited condensed balance sheet as of September 30, 2011 and the unaudited condensed statements of operations and cash flows for the nine months ended September 30, 2011 include the accounts of the predecessor company Pure for the period of January 1, 2011 to January 3, 2011 and the accounts of Pure and the Company for the period January 4, 2011 (date of reverse acquisition as discussed below) to September 30, 2011 (collectively, “Cross Border Resources, Inc.” or the “Company”). The comparative consolidated balance sheet as of December 31, 2010 and the unaudited condensed consolidated statements of operations and cash flows for the three and nine month periods ended September 30, 2010 represent the accounts of Pure only.  The consolidation effected by the business combination has been accounted for as a reverse acquisition wherein Pure is treated as the acquirer for accounting purposes.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period to conform to current presentation.

 Interim financial statements

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Pure audited financial statements for the fiscal period ended December 31, 2010 as filed on Form 8-K/A on April 7, 2011. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in Pure’s audited financial statements for the fiscal period ended December 31, 2010 has been omitted. The results of operations for the three and nine month periods ended September 30, 2011 are not necessarily indicative of results for the entire year ending December 31, 2011.

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS (continued)

Prior Period Correction of an Error

In the Company’s 2010 financial statements, the Company recorded goodwill in connection with the 2005 acquisition of Pure Energy Group, Inc. During 2011, the Company re-evaluated its obligations with respect to its initial accounting for the transaction and determined that consideration paid in excess of the fair market value of the assets and liabilities transferred should have been allocated to the acquired oil and gas properties and subsequently tested for impairment. As a result, the Company retroactively stated its oil and gas properties as of December 31, 2010 to reflect the allocation of goodwill. In addition, the Company did not consider the need to impair the value of its acquired oil and gas properties based on the future cash flows of the assets. The correction of this error reduced net income for the three and nine months ended September 30, 2010 by approximately $80,165 and $240,495,  and $320,660 was adjusted to beginning retained earnings as of January 1, 2010.  The tax effect of this transaction was determined to be immaterial to the overall financial statements.

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

Accounts Receivable - Production

Accounts receivable consist of amounts due from customers for oil and gas sales and are considered fully collectible by the Company as of September 30, 2011 and December 31, 2010.  The Company determines when receivables are past due based on how recently payments have been received.

Revenue Recognition

The Company recognizes oil and natural gas revenue from its interests in producing wells when oil and natural gas is produced and sold from those wells.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment

Property, plant, and equipment are stated at cost.  Depreciation of office furniture and equipment is provided using the straight-line method and the Modified Accelerated Cost Recovery System (MACRS) based on estimated useful lives ranging from three to 15 years.  These methods do not materially differ from generally accepted accounting principles.  Depreciation expense was $24,822 and $22,392 for the nine month periods ended September 30, 2011 and 2010, respectively.

Asset Retirement Obligations

The Company accounts for asset retirement obligations under the provisions of ASC 410, Asset Retirement and Environmental Obligations, which provides for an asset and liability approach to accounting for Asset Retirement Obligations (ARO).  Under this method, when legal obligations for dismantlement and abandonment costs, excluding salvage values, are incurred, a liability is recorded at fair value and the carrying amount of the related oil and gas properties is increased.  Accretion of liability is recognized each period using the interest method of allocation and the capitalized cost is depleted over the useful life of the related asset. Asset retirement obligations as of September 30, 2011 and December 31, 2010 were $1,223,515 and $508,588, respectively.

The following is a description of the changes to the Company’s asset retirement obligations for the year-to-date periods ended September 30, 2011 and December 31, 2010:

		Predecessor Entity
	2011	2010
		(As Restated)
Asset retirement obligations at beginning of year	$508,588	$449,319
Asset retirement obligations acquired in acquisition	630,499	—
Accretion expense	84,428	59,269
Asset retirement obligations at end of period	$1,223,515	$508,588

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial Instruments

The Company’s financial instruments include cash and cash equivalents, receivables, payables, and debt and are accounted for under the provisions of ASC Topic 825, Financial Instruments.  The carrying amount of these financial instruments as reflected in the balance sheets, except for long-term, fixed-rate debt, approximates fair value.  The Company estimates the fair value of its long-term, fixed-rate debt generally using discounted cash flow analysis based on the Company’s current borrowing rates for similar types of debt.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

NOTE 3– STOCKHOLDERS’ EQUITY  AND EARNINGS PER SHARE

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

If all of these warrants are exercised for cash, the Company would receive $8,115,625 in aggregate proceeds.  The warrants to purchase the 3,600,000 shares are not exercisable until November 2011.  The Company does not expect the immediate exercise of these warrants as the exercise price exceeds the average closing price. Furthermore, no assurances can be made that any of the warrants will ever be exercised for cash or at all.

NOTE 3– STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE (continued)

Stock Options

In January 2011, the Company issued options to purchase a total of 1,602,500 shares of its common stock at option prices ranging from $4.80 to $6.38 per share.  Of that total, 1,265,000 were issued to employees, 250,000 were issued to a consultant and 87,500 were issued to the Company’s directors.  During the first nine months of 2011, unvested options to purchase 325,000 shares were forfeited by an employee and a consultant whose relationship with the company ended. Also vested options to purchase 225,000 shares expired unused through November 10, 2011.  During October 2011, the Company’s board of directors offered to buy back all options held by current employees at $0.10 per option share.  All employees accepted the offer, resulting in a total payment by the Company of $96,500.  At November 10, 2011, options to purchase 87,500 shares of stock at $4.80 per share remained outstanding.

Stock Issued for Services

During the second quarter of 2011, the Company issued a total of 75,000 shares of its common stock as compensation for services by consultants.  No stock was issued during the third quarter of 2011.

Earnings Per Share

The following table illustrates the calculation of earnings per share for the three and nine month periods ended September 30:

	Three Month Periods		Nine Month Periods
	2011	2010	2011	2010
Net income (loss)	$(249,555)	$533,801	$(471,068)	$755,244
Weighted-average number of common shares	16,151,946	n/a	14,539,309	n/a
Earnings per common share:
Basic	$(0.02)	n/a	$(0.03)	n/a
Diluted	$(0.02)	n/a	$(0.03)	n/a

In periods where a net loss is incurred, any assumed exercise of stock options or warrants would be anti-dilutive. The exercise prices of all outstanding stock options and warrants exceeded the market price for the Company’s common stock throughout the periods shown. Therefore there would have been no dilutive impact from these items if there were net income for the periods.  Prior to the merger, effective January 3, 2011, the accounting acquirer was a privately held partnership. No earnings per share can be calculated for those periods.

NOTE 4– RELATED PARTY TRANSACTIONS

The Company paid $163,000 and $117,000 in consulting fees in the nine month periods ended September 30, 2011 and 2010, respectively to BDR Consulting, Inc. (BDR), a member of CCJ/BDR Investments, L.L.C., who owned a combined 64.108% limited partnership interest in the Pure Gas Partners, L.P.  The president of BDR also served on the Board of Directors and was the Chief Executive Officer of Pure Energy Group, Inc.  In addition, the Company rented office space from BDR on a month-to-month basis through September 2010.  The Company paid BDR $18,000 in rental fees in the nine months ended September 30, 2010.

The Company has a development contract with Aztec Energy Partners I, L.P. (Aztec), whereby Aztec agreed to fund 100% of costs through completion on certain wells to be drilled in two counties in New Mexico.  Certain partners in Aztec were also indirect limited partners and members of the Board of Directors of the Pure Energy Group.  On certain wells, the Company owns a working interest.  On those wells, Aztec will receive working interest and net revenue interest.  During the nine month periods ended September 30, 2011 and 2010, the Company paid Aztec $288,080 and $271,210, for Aztec’s share of well income, net of related well costs, based on production.

Aztec Managing GP, LLC (Aztec MP) is the managing general partner of Aztec Energy Partners I, L.P.  The principals of Aztec MP also served on the Board of Directors of the Pure Energy Group.  During the nine month periods ended September 30, 2011 and 2010, the Company paid Aztec MP $98,357 and $112,940, respectively, for Aztec MP’s share of well income, net of related well costs, based on production.

NOTE 5 – LONG TERM - DEBT

At September 30, 2011 and December 31, 2010, long-term debt consisted of the following items:

		Predecessor Entity
	September 30,	December 31,
	2011	2010
		(As Restated)
7½% Debentures, Series 2005	$3,655,000	$4,215,000
Notes Payable – Greenshoe Investment	367,309	—
Notes Payable – Little Bay Consulting	396,969	—
Total Long-term Debt	$4,419,278	$4,215,000

7½% Debentures, Series 2005

On March 1, 2005, Pure Energy Group, Inc. and its subsidiary Pure Gas Partners, II, L.P., issued 7 ½ % Debentures, Series 2005, in the principal amount of $5,500,000.  The Debentures are secured by all revenues of the issuer and all money held in the funds and accounts created under the Indenture.  The Debentures mature on March 1, 2015, with principal and interest payable semi-annually on March 1 and September 1.  As of September 30, 2011 and December 31, 2010 the balance payable was $3,665,000 and $4,215,000, respectively.  Interest expense for the nine months ended September 30, 2011 and 2010 was $223,505 and $251,296, respectively.

Aggregate long-term debt, consisting of the 7½% Debentures, Series 2005, is estimated to be repayable annually as follows:

2011	$—
2012	830,000
2013	1,020,000
2014	1,175,000
2015	630,000
Total	$3,655,000

As permitted by the bond debt agreement, the Company purchases bonds back on the open market at its discretion.  Bonds held by the Company at September 30, 2011 and December 31, 2010 totaled $0 and $185,000, respectively. These bonds were purchased at a discount of $310,067 during 2010 and 2009.  The bonds held by the Company are shown as a reduction of bonds payable on the balance sheet as follows:

		Predecessor Entity
	September 30,	December 31,
	2011	2010
		(As Restated)
Bonds Payable	$3,655,000	$4,400,000
Less: Bonds held by the Company	—	(185,000)
Total	$3,655,000	$4,215,000

NOTE 5 – LONG TERM - DEBT (continued)

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

Beginning March 31, 2011 (the effective date of the Promissory Note), the amounts owed under the Promissory Note began to accrue interest at a rate of 9.99%, and the Promissory Note provides that no payments of principal or interest are due until the maturity date of September 30, 2012.  The Company is obligated to pay all accrued interest and make a principal payment equal to one-third of the principal owed upon the closing of an equity offering resulting in a specified amount of net proceeds to the Company.  In addition, Green Shoe was granted the right to convert the principal and interest owed into shares of common stock of the Company at a conversion price of $4.00 per share. The balance of these amounts as of September 30, 2011 is $367,309.

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

Beginning March 31, 2011 (the effective date of the Promissory Note), the amounts owed under the Promissory Note began to accrue interest at a rate of 9.99%, and the Promissory Note provides that no payments of principal or interest are due until the maturity date of September 30, 2012.  The Company is obligated to pay all accrued interest and make a principal payment equal to one-third of the principal owed upon the closing of an equity offering resulting in a specified amount of net proceeds to the Company.  In addition, Little Bay was granted the right to convert the principal and interest owed into shares of common stock of the Company at a conversion price of $4.00 per share. The balance of these borrowings as of September 30, 2011 is $396,968.

NOTE 6 – OPERATING LINE OF CREDIT

As of September 30, 2011 and December 31, 2010, the borrowing base on the line of credit was $4,000,000 and $2,350,000, respectively.  The interest rate is calculated at the greater of the adjusted base rate or 4% and matures on January 31, 2014.   The line of credit is collateralized by producing wells.  As of September 30, 2011 and December 31, 2010, the outstanding balance on the line of credit was $1,000 and $1,582,426, respectively.  Interest expense for the nine months ended September 30, 2011 and 2010 was $80,138 and $52,864, respectively.  The line of credit is reported as long-term debt because the maturity date is greater than one year. During October 2011, the Company drew down a total of $850,000 on this facility, leaving an unused balance of $3,149,000.

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

The net estimated revenue distribution due to creditors in 2012 based on 2011 net revenues is $180,000 as of September 30, 2011 and is presented as a current liability.  The net revenue distribution to creditors in 2011 based on 2010 net revenues was estimated at $150,000 as of December 31, 2010 and was presented as a current liability.  As of September 30, 2011 and December 31, 2010, the combined creditors’ payable balance were $1,539,545 and $1,806,305, respectively.

NOTE 8 – OPERATING LEASES

The Company has a non-cancelable operating lease for office space expiring in June 2014.  As of September 30, 2011, the remaining future minimum lease payments under the existing lease are as follows:

Year Ending December 31,	Operating Lease
2011	$12,500
2012	50,000
2013	51,250
2014	26,250
2015	—
Total Minimum Lease Payments	$140,000

Rent expense related to leases for the nine month periods ended September 30, 2011 and 2010 was $42,686 and $159,408, respectively.

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

NOTE 10 – CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to the concentration of credit risk consist primarily of cash and cash equivalents. Cash balances at one bank exceeded FDIC normal insurance protection levels at September 30, 2011. However, Section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“DFA”) provides temporary unlimited deposit insurance coverage for noninterest-bearing transaction accounts at all FDIC-insured depository institutions.

The Company also maintains cash balances with two investment brokerage firms that are protected by the Securities Investor Protection Corporation (SIPC) up to $250,000.  In addition to the SIPC coverage, one of the investment brokerage firms provides supplemental coverage in excess of SIPC through an insurance policy that covers cash balances up to $500,000.  The cash balance at the other investment brokerage firm is held in a FDIC-Insured Deposit Account and is also protected by a supplemental coverage insurance policy that covers cash balances up to $124,500,000.  As of September 30, 2011 and 2010, the Company’s cash balance with these investment brokerage firms did not exceed the combined coverage.

NOTE 11 –PRICE RISK MANAGEMENT ACTIVITIES

On March 23, 2011, the Company entered into a fixed price swap for 1,000 barrels of oil per month at a price of $104.55 NYMEX-WTI through February 28, 2013. During the nine months ended September 30, 2011, the Company recognized a gain of $452,678, which includes unrealized hedge settlements received for the difference between the hedged price and the market price. The Company recognized this asset on the balance sheet as of September 30, 2011 as Derivative Asset, with $309,340 shown in Current Assets and the long-term portion of $110,386 shown in Other Assets.

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

The following table presents the Company’s assets and liabilities recognized in the balance sheet and measured at fair value on a recurring basis as of September 30, 2011:

	Input Levels for Fair Value Measurements
Description	Level 1	Level 2	Level 3	Total
Current Assets:
Commodity derivatives, current portion	$—	$309,340	$—	$309,340
Other Assets:
Commodity derivatives, long-term		110,386		110,386
	$—	$419,726	$—	$419,726

The fair value of derivative assets is determined using forward price curves derived from market price quotations, externally developed and commercial models, with internal and external fundamental data inputs. Market price quotations are obtained from independent energy brokers and direct communication with market participants.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

BUSINESS OVERVIEW

Cross Border Resources, Inc. is an oil and gas exploration company resulting from the business combination of Doral Energy Corp (“Doral”) and Pure Gas Partners II, L.P. (“Pure L.P.”), effective January 3, 2011. The business combination of Doral and Pure L.P. was completed by the transfer of all of Pure L.P.’s oil and gas assets and liabilities to its wholly owned subsidiary, Pure Energy Group, Inc. (“Pure Sub”), and the subsequent merger (the “Pure Merger”) of Pure Sub with a wholly owned subsidiary of Doral incorporated for the purpose of completing the Pure Merger. Pure L.P. and Pure Sub are sometimes referred to as “Pure.”

We currently own over 800,000 gross (approximately 300,000 net) mineral and lease acres primarily within the state of New Mexico. Over 31,000 of these net acres exist within the prolific Permian Basin. Unlike many exploration and production organizations, 99% of our acreage consists of either owned mineral rights or leases held by production.

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

RESULTS OF OPERATION

Summary of Production

The following summarizes our net production sold of oil, expressed in barrels  (“bbl”), and of natural gas, expressed in thousand cubic feet (“mcf”) for the three and nine month periods ended September 30:

	Three Month Periods		Nine Month Periods
	2011	2010	2011	2010
Oil (bbls)	15,650	10,583	41,506	27,670
Gas (mcf)	82,557	64,699	195,637	190,074
Total Barrels of Oil Equivalent (boe)*	29,409	21,366	74,112	59,349
Average Barrels of Oil Equivalent per day (boed)
* Oil and natural gas were combined by converting oil to natural gas mcfe on the basis of 1 barrel of oil = 6 mcfe of gas.

This increase in oil and gas sales volumes is due primarily to a combination of increased production from wells added period over period and increased production brought on through the Pure Merger.

Set forth in the following schedule is the average sales price per unit and average cost of production produced by us for the three and nine month periods ended September 30:

	Three Months Ended		Nine Month Periods
	2011	2010	2011	2010
Average sales price:
Oil ($ per bbl)	$85.42	$72.36	$86.44	$74.01
Gas ($ per mcf)	$6.34	$5.33	$6.19	$5.77
Average cost of production:
Average production cost ($/boe)	$10.71	$4.72	$10.77	$4.84
Average production taxes ($/boe)	$6.48	$3.97	$6.25	$4.56

Three months ended September 30, 2011 and 2010

Summary of Third Quarter Results

	Three Months Ended September 30,		Percentage Increase /
	2011	2010	(Decrease)
		Predecessor Entity
Revenue and Gains	$1,900,393	$1,372,566	38%
Operating Expenses	(2,511,366)	(755,642)	232%
Other Income (Expense)	317,544	(83,123)	n/m
Income Tax (Expense) Benefit	43,874	—	100%
Net Income (Loss)	$(249,555)	$533,801	n/m
n/m - When moving from income to expense, or from expense to income, the percentage change is not meaningful.

Revenues

We recognized $1,867,914 in revenues from sales of oil and natural gas for the three months ended September 30, 2011 (the “2011 Quarter”), compared to $1,361,503 for the three months ended September 30, 2010 (the “2010 Quarter”).  This increase in oil and gas sales revenue is due primarily to a combination of increased production from wells added period over period and increased production brought on through the Pure Merger.  Sales volumes on a boe basis were up approximately 38% for the 2011 Quarter over the 2010 Quarter.  In addition, average prices for the oil and natural gas sold period over period increased.  We report our revenues on wells in which we have a working interest based on information received from operators.  The recognition of revenues in this manner is in accordance with generally accepted accounting principles.  We recognized miscellaneous income of $11,063 during the 2010 Quarter.

Operating Expenses

Our operating expenses for the 2011 Quarter and 2010 Quarter consisted of the following:

	Three Months Ended September 30,		Percentage Increase /
	2011	2010	(Decrease)
		Predecessor Entity
Operating Costs	$444,697	$146,015	205%
Production Taxes	150,150	85,051	77%
Depreciation, Depletion, and Amortization	972,972	273,991	255%
Abandonment - Oil & Gas Properties	49,234	—	100%
Accretion Expense	31,596	14,817	113%
General and Administrative	862,717	235,768	266%
Total	$2,511,366	$755,642	232%

Operating costs were higher primarily as a result of costs related to operated assets acquired in the Pure Merger (the Stearn properties in Chavez County, New Mexico) and environmental remediation. Production taxes and depletion were all higher as a result of higher production, primarily on wells recently placed on production.  We wrote off a dry hole (the Full Moon 29#1, with a working interest of 4.69%) that will be plugged and abandoned by the operator.  General and administrative expense increased as a result of an increase from two employees to five employees as a result of the Pure Merger, as well as $200,000 in investment banking fees and $114,408 in non-cash stock compensation expense during the 2011 Quarter, compared to $0 for the 2010 Quarter.

Price Risk Management Activities

During the 2011 Quarter, we recognized a gain of $346,555, which includes $52,619 of realized hedge gains received for the difference between the hedged price and the market price, as well as a $293,936 mark to market gain on the remaining term of our crude oil fixed price swap. Our crude oil  fixed price swap covers 1,000 barrels of oil per month at a price of $104.55 NYMEX-WTI through February 28, 2013.

Nine months ended September 30, 2011 and 2010

Summary of Year to Date Results

	Nine Months Ended September 30,		Percentage Increase /
	2011	2010	(Decrease)
		Predecessor Entity
Revenue and Gains	$5,596,313	$3,340,606	68%
Operating Expenses	(6,396,169)	(2,243,486)	185%
Other Income (Expense)	219,373	(341,876)	n/m
Income Tax (Expense) Benefit	109,415	—	100%
Net Income (Loss)	$(471,068)	$755,244	n/m
n/m - When moving from income to expense, or from expense to income, the percentage change is not meaningful.

Revenues

We recognized $4,899,777 in revenues from sales of oil and natural gas for the nine months ended September 30, 2011 (“YTD 2011”), compared to $3,288,467 for the nine months ended September 30, 2010 (“YTD 2010”).  This increase in revenue is due primarily to a combination of increased production from wells added period over period and increased production brought on through the Pure Merger.  Sales volumes on a boe basis were up approximately 25% for YTD 2011 over YTD 2010.  In addition, average prices for the oil and natural gas sold period over period increased.  Additionally, a $599,100 gain on the sale of an interest in certain oil and gas leases was recognized during YTD 2011.  Miscellaneous income increased to $97,436 in YTD 2011 from $52,139 in YTD 2010, primarily related to deferred revenue recognized on a two-year term assignment to a private party of certain oil and gas working interests located in southeastern New Mexico beginning in April 2010.

Operating Expenses

Our operating expenses for the YTD 2011 and YTD 2010 periods consisted of the following:

	Nine Months Ended September 30,		Percentage Increase /
	2011	2010	(Decrease)
		Predecessor Entity
Operating Costs	$959,922	$329,639	191%
Production Taxes	420,714	271,337	55%
Depreciation, Depletion, and Amortization	2,045,863	898,826	128%
Abandonment - Oil & Gas Properties	49,234	—	100%
Accretion Expense	84,428	44,452	90%
General and Administrative	2,836,008	699,232	306%
Total	$6,396,169	$2,243,486	185%

Operating costs were higher primarily as a result of costs related to operated assets (the Stearn properties in Chavez County, New Mexico), environmental remediation and delayed joint interest billings from an operating partner. Production taxes and depletion were all higher as a result of higher production.  We wrote off a dry hole (the Full Moon 29#1, with a working interest of 4.69%) that will be plugged and abandoned by the operator.  We recognized $2,836,008 in general and administrative expense for YTD 2011 compared to $699,232  for YTD 2010.  This increase resulted primarily from $438,388 of non-cash employee share-based compensation and $131,250 in non-cash stock compensation for consultants during YTD 2011, compared to $0 for YTD 2010.  In addition we incurred approximately $279,000 of non -recurring expenses associated with the Pure Merger (see below) during YTD 2011 and we added three employees as a result of the merger.

Non-recurring Expense

As a result of the Pure Merger the Company incurred approximately $279,000 in non-recurring expenses in YTD 2011. Of this amount approximately, $120,000 related to legal, accounting and professional fees and approximately $159,000 was transaction related fees and expenses.

Price Risk Management Activities

During YTD 2011, we recognized a gain of $452,678 which includes $51,892 of realized hedge settlements received for the difference between the hedged price and the market price, as well as a $400,786 mark to market gain on the remaining term of our crude oil fixed price swap. Our crude oil  fixed price swap covers 1,000 barrels of oil per month at a price of $104.55 NYMEX-WTI through February 28, 2013.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		Predecessor Entity		Predecessor Entity
Net income (loss)	$(249,555)	$533,801	$(471,068)	$755,244
Interest expense and loan fee amortization	128,826	114,436	385,748	341,950
Income tax expense (benefit)	(43,874)	—	(109,415)	—
Accretion of asset retirement obligations	31,596	14,817	84,428	44,452
Depreciation, depletion, and amortization	972,972	273,991	2,045,863	898,826
Stock-based compensation	114,408	—	569,638	—
Mark-to-market gain on commodity swaps	(293,936)	—	(400,786)	—
Abandonment expense	49,234	—	49,234	—
Adjusted EBITDA	$709,671	$937,045	$2,153,642	$2,040,472

Adjusted EBITDA for the YTD 2011 period included a $599,100 gain on the sale of interests in certain oil and gas leaseholds during the second quarter of 2011.

LIQUIDITY AND CAPITAL RESOURCES

Upon completion of the Pure Merger, in addition to acquiring all of the rights, properties and assets of Pure Sub, the Company assumed all of the debts, liabilities and obligations of Pure Sub, including the rights and obligations of Pure Sub under the 7 ½ % Debentures, Series 2005 (the “Pure Debentures”) issued by Pure Energy Group in March 2005. The Pure Debentures are described more fully in the Company’s Form 8-K filed January 7, 2011. These debentures require payments of principal and interest on March 1 and September 1 of each year. Scheduled principal retirements over the next twelve months amount to $360,000 on March 1, 2012 and $360,000 due on September 1, 2012.

As of September 30, 2011, we had working capital of $1,065,957.

	At September 30, 2011	At December 31, 2010	Percentage Increase / (Decrease)
		Predecessor Entity
		(As Restated)
Current Assets	$2,683,077	$1,737,747	54%
Current Liabilities	1,572,120	2,034,490	(23)%
Working Capital (Deficit)	$1,110,957	$(296,743)	n/m
Working Capital Ratio	1.7	0.9	86%
n/m -- The percentage change is not meaningful when moving from a negative to a positive number.

Cash Flows

	Nine Months Ended
	September 30,
	2011	2010
		Predecessor Entity
Cash Flows Provided by Operating Activities	$(1,253,101)	$1,512,121
Cash Flows Used in Investing Activities	(1,550,524)	(1,191,698)
Cash Flows Provided by (Used in) Financing Activities	2,449,820	(612,895)
Net Increase (Decrease) in Cash During Period	$(353,805)	$(292,472)

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

Amended and Restated Credit Agreement with Texas Capital Bank

On January 31, 2011, we entered into an amended and restated credit agreement (the “Credit Agreement”) with Texas Capital Bank, N.A. (“TCB”).  The Credit Agreement provides the Company with an initial borrowing base of $4,000,000.  Provided that the trustee for the Company’s Pure Debentures consents, the amount available under the Credit Agreement may be increased by TCB up to $25,000,000 based on the Company’s reserve reports and the value of the Company’s oil and gas properties.  If the trustee for the Pure Debentures does not consent, the maximum allowed under the Indenture for the Pure Debentures will be limited to $5,000,000. As of September 30, 2011, the Company had available to it $3,999,000 under the Credit Agreement. During October 2011, we drew down a total of $850,000, leaving $3,149,000 available. The Credit Agreement is described more fully in and is attached as an exhibit to the Company’s Form 8-K dated February 7, 2011.

CONTRACTUAL OBLIGATIONS

Little Bay and Green Shoe

As of September 30, 2011, we are indebted to Little Bay Consulting SA (“Little Bay”) and Green Shoe Investments Ltd. (“Green Shoe”) in the amounts of $396,969 and $367,309 respectively for loans refinanced in fiscal 2011. Those loans were extended effective March 31, 2011, until September 30, 2012, with no periodic payments until maturity (other than upon an equity raise resulting in net proceeds of more than $1,000,000), as described more fully in the Company’s 8-K filed April 28, 2011. Payments were made in early June 2011 to Little Bay and Green Shoe as a result of the equity offering that closed in May 2011.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States has required our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. Our significant accounting policies are disclosed in the notes to the interim financial statements for the period ended September 30, 2011 included in this Quarterly Report on Form 10-Q.

The consolidated financial statements presented with this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented in the attached financial statements, have been included. Interim results for the period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.

ITEM 4.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Under the supervision and with the participation of our management, including our Chief Executive Officer, President and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer, President and Chief Accounting Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act were reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

Prior to the Pure Merger, the Company had been using an outside accounting service to prepare financial statements. Effective January 2011, Mr. P. Mark Stark was appointed as the Company’s Chief Financial Officer and assumed responsibility for preparation of the financial statements.  Mr. Stark left the Company, effective August 5, 2011. His accounting-related duties have been assumed by Nancy S. Stephenson.  Ms. Stephenson has accepted the role of Chief Accounting Officer, Treasurer & Secretary.  The Company believes it has improved internal controls by bringing the accounting in house and employing qualified accountants and utilizing consultants as needed.  Management has identified and is working with its independent audit committee to put in place additional internal controls to improve its internal control over financial reporting. The additional controls include, but are not limited to, controls over GAAP reporting to ensure compliance with GAAP and SEC disclosure requirements.

 PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

As reported in our 10-Q for the period ended June 30, 2011, on May 4, 2011, Clifton M. (Marty) Bloodworth filed a lawsuit in the State District Court of Midland County, Texas, against Doral West Corp. d/b/a Doral Energy Corp. and Everett Willard Gray II.  Mr. Bloodworth alleges that Mr. Gray, as CEO of the Company, made false representations which induced Mr. Bloodworth to enter into an employment contract that was subsequently breached by the Company.  The claims that Mr. Bloodworth has alleged are:  breach of his employment agreement with Doral, common law fraud, civil conspiracy breach of fiduciary duty, and violation of the Texas Deceptive Trade Practices-Consumer Protection Act.  Mr. Bloodworth is seeking damages of approximately $280,000.  Mr. Gray and the Company deny that Mr. Bloodworth’s claims have any merit.

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

Because we are a small company, our success depends greatly upon the efforts, abilities, and decision-making of our three executive officers, Everett Willard Gray, II, Lawrence J. Risley and Nancy Stephenson. The loss of any of these persons would have an adverse effect on our business prospects. We do not currently maintain “key-man” life insurance. In the event that we should lose our officers and we are unable to find suitable replacements, we may not be able to develop our business, in which case investors might lose all of their investment.

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

Our common stock is quoted on the OTC Bulletin Board under the symbol “XBOR.” Companies quoted on the OTC Bulletin Board have traditionally experienced extreme price and volume fluctuations. In addition, our stock price may be adversely affected by factors that are unrelated or disproportionate to our operating performance. Market fluctuations, as well as general economic, political and market conditions such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. As a result of this potential price and volume volatility, an investor may have difficulty selling any of our common stock that they acquire that a price equal or greater than the price paid by the investor.

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

Because our securities constitute “penny stocks” within the meaning of the rules, the rules apply to us and to our securities. The rules may further affect the ability of owners of shares to sell our securities in any market that might develop for them. As long as the trading price of our common stock is less than $5.00 per share, the common stock will be subject to Rule 15g-9 under the Securities Exchange Act of 1934 (the “Exchange Act”). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:

1.	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
2.
contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities laws;

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

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No sales of unregistered equity securities occurred during the quarter ended September 30, 2011.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6.      EXHIBITS

Exhibit
Number	Description of Exhibits
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROSS BORDER RESOURCES, INC.

By	/s/Nancy S. Stephenson
Name:	Nancy S. Stephenson
Title:	Chief Accounting Officer
Date:	November 14, 2011