Form 10-K
period 2011-12-31
CROSS BORDER RESOURCES, INC.
filed 2012-03-15
CIK 1373485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

COMMISSION FILE NUMBER 000-52738

CROSS BORDER RESOURCES, INC.
(Exact name of registrant as specified in its charter)

NEVADA	98-0555508
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

22610 US Highway 281 N., Suite 218
San Antonio, TX	78258
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(210) 226-6700

Securities registered pursuant to Section 12(b) of the Act:	NONE

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $0.001 Par Value Per Share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its’ corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $23,457,310 as of June 30, 2011, based on the closing price of $2.14 as quoted by the OTC Bulletin Board on that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 9, 2012, the Registrant had 16,151,946 shares of common stock outstanding.

CROSS BORDER RESOURCES, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2011

PART I

Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements.” All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements.

These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to our management. Our management believes that these forward-looking statements are reasonable as and when made. However, you should not place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results, events and developments to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in the section entitled “Part I - Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K and those described from time to time in our reports which we file with the Securities and Exchange Commission (the “SEC”). Copies of all of our filings with the SEC may be accessed by visiting the SEC site (http://www.sec.gov) and performing a search of our electronic filings.

ITEM 1. BUSINESS

General Overview

Cross Border Resources, Inc. is an oil and gas exploration company resulting from the business combination of Doral Energy Corp. and Pure Gas Partners II, L.P. (“Pure L.P.”), effective January 3, 2011. We own over 868,000 gross (approximately 295,000 net) mineral and lease acres in New Mexico and Texas. Approximately 26,000 of these net acres exist within the Permian Basin. A significant majority of our acreage consists of either owned mineral rights or leases held by production, allowing us to hold lease rental payments to under $5,000 annually. The remainder of our acreage interests consists of operated and non-operated working interests.

Current development of our acreage is focused on our prospective Bone Spring acreage located in the heart of the 1st and 2nd Bone Spring play. This play encompasses approximately 4,390 square miles across both New Mexico and Texas. We currently own varying, non-operated working interests in both Eddy and Lea Counties, New Mexico, along with our working interest partners that include Cimarex, Apache, and Mewbourne, all having significant footprints within this play.

Additional development is currently underway on our Abo, Yeso, and Wolfberry acreage with our other working interest partners, Concho Resources and Big Star. We currently have a drilling inventory across these formations with varying non-operated working interests ranging from 1.05% to 20%.

During 2011, we acquired non-operated working interests, ranging from 10% to 20%, in approximately 2,597 gross (308 net) acres in the Wolfberry trend, located in Dawson, Borden and Howard counties, Texas. Production from the Wolfberry represented nearly 11% of our daily average production at year end 2011.

Strategic Alternatives

The Company’s Board of Directors has decided to engage in a broad review of strategic alternatives aimed at maximizing shareholder value. The strategic review will evaluate the Company’s current long-term business plan against a range of alternatives that have the potential to maximize shareholder value including strategic financing opportunities, asset divestitures, joint ventures and/or a corporate sale, merger or other business combination. The Company engaged KeyBanc Capital Markets as its financial advisor to assist the Company with its evaluation of strategic opportunities. The strategic review process was not initiated as a result of any particular offer.

Corporate History of Pure

Pure Energy Group, Inc. organized and incorporated in the State of Texas on August 18, 1999, as a startup company. In November 1999, Pure Energy Group, Inc. entered into a purchase and sale agreement, secured by a senior note, with Manix Energy, LLC (“Manix”) pursuant to which Pure Energy Group, Inc. and Bellweather Petroleum, Inc. entered into a joint venture in which each agreed to purchase from Manix a fifty percent (50%) undivided interest in all of the New Mexico acreage and production formerly owned by Fina Oil and Gas. The purchase included 234 non-operated producing wells, 790,000 gross (297,000 net) mineral acres, and preferential rights to purchase certain Conoco Oil and Gas properties in southwest New Mexico.

In November 2001, due to losses incurred as a result of a failed attempt on a second sizeable acquisition, funded primarily through proceeds of private debt issued to insiders, and the resulting inability to meet credit obligations, Pure Energy Group, Inc. filed for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Western District of Texas, San Antonio Division (the “Court Case”). On December 2, 2002, Pure Energy Group, Inc. reorganized and emerged from the Court Case following the infusion of additional capital. As part of the Court Case’s Plan of Reorganization, Pure Energy Group, Inc. paid the Manix senior secured seller note in full and received a release of all liens and encumbrances related to all properties acquired in the 1999 purchase.

In 2002, Pure Gas Partners, L.P. was formed as a Texas limited partnership to acquire all of the issued and outstanding common stock of Pure Energy Group, Inc., a Texas corporation, and to continue to acquire, develop, manage, lease and operate oil and gas properties. In 2004, Pure L.P. was formed to be the operating subsidiary of Pure Gas Partners, L.P. Pure Gas Partners, L.P. owned a 99.99% limited partner interest and Pure Energy Group, Inc. owned a 0.01% general partner interest in Pure L.P. (the operating subsidiary). Pursuant to the merger with Doral, Pure L.P. owns no assets.

Corporate History of Doral Energy Corp.

Doral Energy Corp. incorporated on October 25, 2005 under the laws of the State of Nevada under the name “Language Enterprises Corp.” On July 29, 2008, we acquired a working interest in 66 producing oil fields and approximately 186 wells (the “Eddy County Properties”) in and around Eddy County, New Mexico. As a result of our acquisition of the Eddy County Properties, we changed our business focus to the acquisition, exploration, operation and development of oil and gas projects, and we ceased being a “shell company.” On August 4, 2008, we filed our Form 8-K that included the information that would be required if we were filing a general form for registration of securities on Form 10 as a smaller reporting company.

On January 12, 2009, we completed a 6.25-for-1 reverse split of our common stock, decreasing our authorized share capital from 2,500,000,000 shares of common stock, par value $0.001 per share, to 400,000,000 shares of common stock, par value $0.001 per share. On September 14, 2009, we completed a 5-for-1 forward split of our common stock, increasing our authorized capital to 2,000,000,000 shares of common stock, par value $0.001 per share. Shareholder approval of the above actions was not required under Nevada law.

In June 2010, we closed a contract with Alamo Resources LLC to sell our domestic oil and gas properties located in Eddy County, New Mexico (the “Hanson Properties”) and fixed assets, except for fixed assets located in our corporate office in Midland ,Texas. Also in June 2010, the Company completed the acquisition of 6,800 acres of operated producing oil and gas assets (the “Stearns Properties”) located in Chavez County and Roosevelt County, New Mexico. The Stearns Properties consists of 15 leases then producing approximately 54 BOPD (8/8ths), with working interests ranging from 37.9% to 100%, with associated net revenue interests ranging from 32.3% to 87.5%.

2010 Reverse Split of Common Stock and Merger with Pure Gas Partners II, L.P.

Effective December 27, 2010, Doral completed a 1-for-55 reverse split of its common stock in accordance with Article 78.207 of the Nevada Revised Statutes (the “Reverse Split”). The Reverse Split resulted in a decrease in the Company’s authorized share capital from 2,000,000,000 shares of common stock, par value $0.001 per share, to 36,363,637 shares of common stock, par value, $0.001 per share, with a corresponding decrease in the number of issued and outstanding shares of the Company’s common stock from 135,933,086 shares to 2,471,544 shares (after accounting for fractional share interests being rounded up to the next whole number). Completion of the Reverse Split was a condition precedent for the merger with Pure L.P..

Effective January 3, 2011, we completed the acquisition of Pure Energy Group, Inc. (“Pure Sub”) as contemplated pursuant to the Agreement and Plan of Merger dated December 2, 2010, (the “Pure Merger Agreement”) among the Company, Doral Acquisition Corp., the Company’s wholly owned subsidiary (“Doral Sub”), Pure L.P. and Pure Sub, a wholly owned subsidiary of Pure L.P.

Pursuant to the provisions of the Pure Merger Agreement, all of Pure L.P.’s oil and gas assets and liabilities were transferred to Pure Sub. Pure Sub was then merged with and into Doral Sub, with Doral Sub continuing as the surviving corporation (the “Pure Merger”). Upon completion of the Pure Merger, the outstanding shares of Pure Sub were converted into an aggregate of 9,981,536 shares of the Company’s common stock. As a result of the Pure Merger, Pure L.P. was issued approximately 80% of the Company’s total outstanding shares on a fully diluted basis, with the Doral’s previous stockholders owning the remaining 20%. Since the Pure Merger, Pure L.P. has distributed all of its shares of the Company to the partners of Pure L.P. so that Pure L.P. is no longer a shareholder of the Company.

Upon closing of the Pure Merger, Lawrence J. Risley, Richard F. LaRoche Jr. and John Hawkins were appointed to the Company’s Board of Directors as nominees of the Pure Energy Group. Mr. Risley was also appointed as the Company’s President and Chief Operating Officer and P. Mark Stark was appointed as the Company’s Chief Financial Officer and Treasurer. Everett Willard Gray, II continued to act as the Company’s Chief Executive Officer and Chairman of the Company’s Board of Directors. Brad E. Heidelberg continued to serve on the Company’s Board of Directors.

Effective January 4, 2011, following closing of the Pure Merger, Doral Sub was merged with and into the Company, with the Company continuing as the surviving corporation. Upon completing the merger of Doral Sub with and into the Company, the Company changed its name to “Cross Border Resources, Inc.”

2011 Amendment to Bylaws adding a Change in Control Provision

Effective November 14, 2011, our Board of Directors unanimously adopted an amendment to the Company’s Bylaws adding Article XIII – Acquisition of a Controlling Interest (the “Amendment”). The following is a brief summary of the material terms of the Amendment. The following description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment which is included in the Amended Bylaws attached as Exhibit 3.9 hereto and incorporated by reference herein.

The Amendment generally provides that any person who, individually or in association with others, acquires or offers to acquire, directly or indirectly, more than 30% of the outstanding stock of the Company obtains only such voting rights as are conferred by a resolution of the stockholders of the Company. A resolution of the stockholders granting such voting rights must be approved by the holders of a majority of the voting power of the Company excluding the shares of the acquirer that are defined as “Control Shares.” “Control Shares” are those outstanding voting shares that the acquirer and those persons acting in association with the acquirer acquired after the acquirer acquired the 30% and during the 90 days immediately preceding such date.

Any person who has made or offered to make an acquisition of more than 30% of our outstanding stock may request that the Board of Directors call a special meeting of the stockholders of the Company for the purpose of determining the voting rights to be accorded to the Control Shares provided that such person undertakes to pay the expenses of the meeting.

If the acquirer’s shares are accorded full voting rights at an annual or special meeting, any stockholder (other than the acquirer) whose shares are not voted in favor of authorizing voting rights for the Control Shares, may require the Company to purchase such shares in cash at a purchase price equal to the fair value of his, her or its shares. Fair value is defined by the Bylaws but is in no case less than the highest price the acquirer paid for the Control Shares.

2012 Amendment to Bylaws removing the Written Consent Provision

Effective February 27, 2012, the Company’s Board of Directors unanimously adopted an amendment to the Company’s Bylaws amending Article III, Section 13 to provide that stockholders may not act by written consent.

This amendment was adopted by the Board of Directors to protect all stockholders against a majority stockholder, or a group of stockholders holding a majority of the outstanding common shares, from taking actions without all stockholders having the opportunity to participate in the debate, deliberation and voting at a regularly scheduled annual or special meeting of stockholders. As disclosed in its Schedule 14A filed on February 24, 2012, the Company was notified that Red Mountain Resources, Inc. (“Red Mountain”) filed preliminary proxy materials in connection with a potential consent solicitation. The Board of Directors has unanimously agreed that the action by Red Mountain is not in the best interests of the stockholders and amended the Bylaws to protect the ability of all stockholders to participate in the election of directors at the Company’s 2012 annual meeting of stockholders.

Competitive Business Conditions

We operate in the oil and gas industry, which is a highly competitive environment. Competition is particularly intense with respect to the acquisition of desirable producing properties, the acquisition of oil and gas prospects suitable for enhanced production efforts, the marketing of oil and natural gas, and the hiring of experienced personnel. Our competitors in oil and gas acquisition, development, and production include the major oil companies in addition to numerous independent oil and gas companies, individual proprietors and drilling programs. Many of these competitors possess and employ financial and personnel resources substantially greater than those which are available to us and may be able to pay more for desirable producing properties, and prospects. These superior resources also permit those competitors to define, evaluate, bid for, and purchase a greater number of producing properties and prospects than we can. Our ability to acquire additional properties and to find and develop reserves in the future will depend on our ability to identify, evaluate, and select suitable properties and to consummate transactions in this highly competitive environment. Also, there is substantial competition for capital available for investment in the oil and gas industry.

The actual price range of crude oil is established largely by major crude oil purchasers and commodities trading. Pricing for natural gas is based on regional supply and demand conditions. To this extent, we work to insure that we receive competitive oil and natural gas prices comparable to other producers in the areas which we operate. The risk of domestic overproduction at current prices is not deemed to be significant. We view our primary pricing risk to be related to a potential decline in oil and natural gas prices to a level which could render our current production uneconomical.

We are not subject to third-party gathering systems for our oil production. All oil production is transported by purchasers in trucks at prices competitively established in the area. However, during a period of high crude oil prices, trucking services are in high demand and production from some wells may be curtailed due to limited trucking service availability.

Major Customers

For the year ended December 31, 2011, we had crude oil and natural gas sales to two customers that exceeded 10% of our revenues. These customers were: ConocoPhillips Company (approximately 34%) and Apache Corporation (approximately 23%). However, we believe that the loss of either of these customers would not materially impact our business, because we could readily find other purchasers for our production of crude oil and natural gas.

Government and Environmental Regulation

The oil and gas industry is subject to heavy regulation at the federal, state and local levels. These regulations include regulations:

•	requiring permits for the drilling of wells,
•	requiring the posting of bonds for drilling and/or operating wells,
•	governing the location of wells,
•	governing the methods used to drill wells,
•	governing surface area usage and the restoration of the land upon which wells are drilled,
•	governing the plugging and abandoning of wells and the disposal of waste materials used in or generated in drilling operations, and
•	setting certain environmental conservation restrictions.

The cost of complying with these regulations is high and these regulations can have the effect of limiting our ability to engage in oil and gas exploration activities and when or where those activities take place. Some of these laws and regulations, including the federal Comprehensive Environmental Response, Compensation and Liability Act (also known as CERCLA or the “Superfund” law), may impose strict liability for environmental damage caused by hazardous wastes released during oil and gas exploration and production activities. As a result, we could become liable for the costs of environmental clean-ups, environmental damages and, in some cases, consequential damages, regardless of whether or not there was any negligence or fault on our part. In some cases, regulations may also require oil and gas production levels to be kept at a level that is lower than what would be economically optimal. In other cases, we may be completely prohibited from drilling exploratory or production wells in certain environmentally sensitive areas even if we believe that there are economically viable oil and gas deposits in those areas. If we violate any of these environmental laws or regulations, we could become subject to heavy fines or sanctions and/or be required to incur significant costs for environmental clean-up and remediation. In addition, neighboring landowners and other third parties could file claims for personal injury or for damage to property or natural resources caused by oil and gas exploration activities.

We believe that we are currently in substantial compliance with all applicable environmental laws and regulations. To date, we have not been required to expend substantial amounts of money in complying with these laws and regulations and we anticipate that the costs associated with future compliance will not have a materially adverse effect on our financial position.

However, the laws and regulations governing the oil and gas industry are subject to constant change as environmental issues relating to this industry remain highly politicized. Proposals and proceedings affecting oil and gas exploration activities are periodically presented to Congress and federal regulatory bodies as well as to state legislative and regulatory bodies. We cannot predict when or whether such proposals may become effective. There is no assurance that the future regulatory environment for oil and gas activities will be consistent with the current regulatory environment. We will need to constantly monitor developments in environmental and other laws and regulations applicable to oil and gas activities in order to ensure compliance. There is no assurance that we will be able to meet the costs associated with regulatory compliance in the future.

Hedging Transactions

In previous years, we entered into a “costless collar” hedging position, and later a combination of swaps and costless collars, which provided us with partial protection against variations in the price of crude oil. In 2010, we closed out all of our hedging positions. On March 23, 2011, we entered into a fixed price swap for 1,000 barrels (“Bbls”) of oil per month at a price of $104.55 NYMEX-WTI through February 28, 2013. On November 17, 2011, we entered into additional fixed price swaps at a price of $93.50 for 2,000 Bbls per month from December 2011 through November 2014. All of our hedging transactions are treated as mark-to-market hedges. Therefore, the changes in the fair market value of the hedges are recognized in the income statement in each fiscal period. An additional crude oil swap was put in place in February 2012 covering 1,000 Bbls of oil per month at a price of $106.50 per Bbl for a period beginning March 1, 2012 and ending February 28, 2014.

Employees

As of December 31, 2011, we employed five (5) full-time employees. Our employees are not represented by a labor union. We consider our relations with our employees to be satisfactory and have never experienced a work stoppage or strike.

We retain certain engineers, geologists, landmen, pumpers, and other personnel on a contract or fee basis as necessary for our field and office operations.

ITEM 1A. RISK FACTORS

Our business faces many risks. We believe the risks described below are the material risks facing the Company. However, the risks described below may not be the only risks we face. Additional unknown risks or risks that we currently consider immaterial may also impair our business operations. If any of the events or circumstances described below actually occur, our business, financial condition or results of operations could suffer, and the trading price of our shares of common stock could decline significantly. Investors should consider the specific risk factors discussed below, together with the “Cautionary Note Regarding Forward-Looking Information” and the other information contained in this registration statement and the other documents that we file from time to time with the Securities and Exchange Commission.

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

Risks Relating to Our Business

We have an operating deficit.

Currently, our operations are not profitable. Doral Energy Corp. (prior to the merger) incurred losses since inception. We may never be able to achieve profitability.

We have recently merged operations and therefore have a short combined operating history and limited combined audited financial statements.

On January 3, 2011, the Company effected a business combination with Pure L.P. Pure L.P. appointed three new directors, and the Company hired new officers. Because of this recent merger, the Company has a very short operating history for the combined operations. Furthermore, Doral’s fiscal year ended on July 31, 2010, and Pure L.P.’s fiscal year ended on December 31, 2010; therefore the Company does not have consolidated audited financial statements for the newly-combined entity prior to 2011.

Red Mountain Resources, Inc, which controls approximately 29.9% of our Common Stock, may be able to exert significant influence over the Company and has signaled its willingness to engage with the Company with respect to significant matters.

As of March 12, 2012, Red Mountain Resources, Inc. (“Red Mountain”) beneficially owned approximately 29.9% of the existing outstanding shares of our common stock.  As a result, Red Mountain has the ability to exercise significant influence over all matters requiring stockholder approval.  In addition, the concentration of ownership could have the effect of accelerating, delaying or preventing a change in control of the Company.  In February 2012, Red Mountain filed preliminary proxy materials in connection with a potential consent solicitation for a number of proposals, the effect of which would be to gain control of Cross Border’s Board of Directors by adding Red Mountain’s handpicked nominees to the Board, who would then control a majority of seats on the Board.  In addition, earlier this month Red Mountain submitted a notice to the Company disclosing its intention to solicit proxies from the company’s stockholders for the same set of proposals at the Company’s 2012 annual meeting of stockholders.  Red Mountain’s actions have caused the Company to incur, and are expected to continue to cause the Company to incur, significant legal and other advisory expenses.  Red Mountain has also initiated certain related legal proceedings (as described below under “Legal Proceedings”) and has indicated in its proxy materials filed with the SEC that it intends to pursue additional legal claims.  Such actions, or any other future actions that Red Mountain may take or that the Company make take in response to Red Mountain’s actions, may further divert the attention of the Company’s Board of Directors and management from the conduct of the Company’s business and enhancing stockholder value, may force the Company into a costly and divisive proxy contest that could be highly disruptive, may cause competitors to negatively use Red Mountain’s filings against Cross Border, may cause employees to seek other employment outside the Company, may disrupt any strategic initiatives or transactions in which the Company is involved, may expose the Company to additional litigation, and may cause the Company to incur additional significant legal, advisory and other expenses.  Accordingly, the continuation of Red Mountain’s activities could cause a material adverse effect on the operations of the Company’s core business.

The loss of our key persons, or our failure to attract and retain additional personnel could adversely affect our business.

Because we are a small company, our success depends greatly upon the efforts, abilities, and decision-making of our executive officers. The loss of any of these persons would have an adverse effect on our business prospects. Acquiring or maintaining the continued service of key persons may be particularly difficult due to the uncertainty created by Red Mountain’s consent and proxy initiatives. We do not currently maintain “key-man” life insurance. In the event that we should lose our officers and we are unable to find suitable replacements, we may not be able to maintain or develop our business, in which case investors might lose all of their investment.

If we issue additional shares of common stock in the future, this may result in dilution to our existing stockholders.

Our articles of incorporation, as amended, authorize the issuance of 36,363,637 shares of common stock. Our board of directors has the authority to issue additional shares of common stock up to the authorized capital stated in the articles of incorporation. We contemplate that our board of directors may authorize the issuance of some or all of such shares to provide the Company with additional capital or as compensation for consultants and independent contractors providing services to the Company.

The issuance of shares in connection with an offering or as stock compensation may result in a reduction of the book value or market price of the outstanding shares of our common stock. It will also cause a reduction in the proportionate ownership and voting power of all other stockholders.

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

We have adopted provisions in our Bylaws that may make it more difficult to acquire the Company.

Our Board of Directors has adopted amendments to our Bylaws providing that shareholders may not act by written consent and that any person who, individually or in association with others, acquires or offers to acquire, directly or indirectly, more than 30% of the outstanding stock of the Company obtains only such voting rights as are conferred by a resolution of the stockholders of the Company. These provisions may make an acquisition of the Company more difficult and therefore may reduce the value of the Company stock.

Risks Relating to Our Industry

Our future performance depends upon our ability to obtain capital to find or acquire additional oil and natural gas reserves that are economically recoverable.

Unless we successfully replace the reserves that are reduced by production, our reserves will decline, resulting eventually in a decrease in oil and natural gas production and lower revenues and cash flows from operations. The business of exploring for, developing or acquiring reserves is capital intensive. Our ability to make the necessary capital investment to maintain or expand our oil and natural gas reserves is limited by our relatively small size. Further, we may commence drilling operations on our properties and any other properties that we acquire in an effort to increase production, which would require more capital than we have available from cash flow from operations or our existing debt facilities. We expect to require additional capital prior to the end of 2012 in order to maintain our reserves and will be required to seek additional sources of financing or limit our participation in additional drilling operations. In addition, our drilling activities are subject to numerous risks, including the risk that no commercially productive oil or gas reserves will be discovered.

The successful implementation of our business plan is subject to risks inherent in the oil and gas business, which if not adequately managed, could result in additional losses.

Our oil and gas operations will be subject to the economic risks typically associated with exploitation and development activities, including the necessity of making significant expenditures to locate and acquire properties and to drill development wells. In addition, the availability of drilling rigs and the cost and timing of drilling, completing and, if warranted, operating wells is often uncertain. In conducting exploitation and development activities, the presence of unanticipated formation pressure or irregularities in formations, miscalculations or accidents may cause our exploitation, development and production activities to be unsuccessful. This could result in a total loss of our investment in a particular well. If exploitation and development efforts are unsuccessful in establishing proved reserves and development activities cease, the amounts accumulated as unproved costs will be charged against earnings as impairments.

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

The successful acquisition and development of oil and gas properties requires an assessment of recoverable reserves, future oil and gas prices and operating costs, potential environmental risks, and other factors. Such assessments are inexact and uncertain. In addition, no assurances can be given that our exploitation and development activities will result in the discovery of any reserves. Operations may be curtailed, delayed or canceled as a result of lack of adequate capital and other factors, such as lack of availability of rigs and other equipment, title problems, weather, compliance with governmental regulations or price controls, mechanical difficulties, unusual or unexpected formation pressures, and other work interruptions. In addition, the costs of exploitation and development may materially exceed our initial estimates.

The oil and gas exploration and production industry historically is a cyclical industry and market fluctuations in the prices of oil and gas could adversely affect our business.

Prices for oil and gas tend to fluctuate significantly in response to factors beyond our control. These factors include, but are not limited to:

(a)	weather conditions in the United States and elsewhere;
(b)	economic conditions, including demand for petroleum-based products, in the United States and elsewhere;
(c)	actions by OPEC, the Organization of Petroleum Exporting Countries;
(d)	political instability in the Middle East and other major oil and gas producing regions;
(e)	governmental regulations, both domestic and foreign;
(f)	domestic and foreign tax policy;
(g)	the pace adopted by foreign governments for the exploration, development, and production of their national reserves;
(h)	the price of foreign imports of oil and gas;
(i)	the cost of exploring for, producing and delivering oil and gas and the discovery rate of new oil and gas reserves;
(j)	the rate of decline of existing and new oil and gas reserves;
(k)	available pipeline and other oil and gas transportation capacity;
(l)	the ability of oil and gas companies to raise capital;
(m)	the overall supply and demand for oil and gas; and
(n)	the availability of alternate fuel sources.

Changes in commodity prices may significantly affect our capital resources, liquidity and expected operating results. Price changes will directly affect revenues and can indirectly impact expected production by changing the amount of funds available to reinvest in exploration and development activities. Reductions in oil and gas prices not only reduce revenues and profits, but also could reduce the quantities of reserves that are commercially recoverable. Significant declines in prices could result in non-cash charges to earnings due to impairment. Changes in commodity prices may also significantly affect our ability to estimate the value of producing properties for acquisition and divestiture and often cause disruption in the market for oil and gas producing properties, as buyers and sellers have difficulty agreeing on the value of the properties. Price volatility also makes it difficult to budget for and project the return on acquisitions and the development and exploitation of projects. Commodity prices are expected to continue to fluctuate significantly in the future.

Hedging transactions may limit potential gains on increases to oil and gas prices.

From time to time, the Company may enter into hedging transactions. When we do enter into hedging transactions, they are for a portion of our expected production for the purpose of reducing the risk of fluctuations in oil and gas prices. Although these hedging transactions would be expected to provide us with some protection in the event of a decrease in oil and gas prices, they also may limit our potential gains in the event that oil and gas prices increase. Although we are currently engaged in hedging arrangements, if we choose not to engage in hedging arrangements in the future, we may be more adversely affected by changes in oil and natural gas prices than our competitors who engage in hedging arrangements.

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

A portion of our oil and gas assets are held under oil and gas leases. A failure to meet the specific requirements of each lease may cause that lease to terminate or expire. There are no assurances the obligations required to maintain those leases will be met and that we will be able to meet the rental obligations under federal, state and private oil and gas leases. If we are unable to make rental payments and satisfy any other conditions on a timely basis, we may lose our rights in the properties that we may acquire.

Title deficiencies could render our leases worthless.

The existence of a material title deficiency can render a lease worthless and can result in a large expense to our business. In acquiring oil and gas leases or undivided interests in oil and gas leases, we may forgo the expense of retaining lawyers to examine the title to the oil or gas interest to be placed under lease or already placed under lease. Instead, we may rely upon the judgment of oil and gas landmen who perform the field work in examining records in the appropriate governmental office before attempting to place under lease specific oil or gas interest. This is customary practice in the oil and gas industry. As a result, we may be unaware of deficiencies in the marketability of the title to the lease. Such deficiencies could render the lease worthless.

If we fail to maintain adequate operating insurance, our business could be materially and adversely affected. The liability insurance we maintain may not be adequate to cover losses our business may incur.

Our oil and gas operations are subject to risks inherent in the oil and gas industry, such as blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution, earthquakes and other environmental risks. These risks could result in substantial losses due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage, and suspension of operations. We could be liable for environmental damages caused by previous property owners. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could have a material adverse effect on our financial condition and results of operations. Any prospective drilling contractor or operator which we hire will be required to maintain insurance of various types to cover its operations with policy limits and retention liability customary in the industry. We maintain well control, re-drill, environmental clean-up, and liability insurance on all of our field production and future drilling operations. However, the occurrence of a significant adverse event on such prospects that would happen to be not fully covered by insurance could result in the loss of all or part of our investment in a particular prospect, which could have a material adverse effect on our financial condition and results of operations.

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

The oil and gas industry is highly competitive. We will be competing with oil and natural gas companies and other individual producers and operators, many of which have longer operating histories and substantially greater financial and other resources than we have, as well as companies in other industries supplying energy, fuel and other needs to consumers. Larger competitors, by reason of their size and relative financial strength, can more easily access capital markets than we can and may enjoy a competitive advantage in the recruitment of qualified personnel. They may be able to absorb the burden of any changes in laws and regulation in the jurisdictions in which we do business and handle longer periods of reduced prices for oil and gas more easily than we can. Competitors may be able to pay more for oil and gas leases and properties and may be able to define, evaluate, bid for and purchase a greater number of leases and properties than we can. Further, these companies may enjoy technological advantages and may be able to implement new technologies more rapidly than we can. Our ability to acquire oil and gas properties will depend upon our ability to conduct efficient operations, evaluate and select suitable properties, implement advanced technologies and consummate transactions in a highly competitive environment.

Risks Relating to Our Stock

The trading price of our common stock may be volatile, with the result that an investor may not be able to sell any shares acquired at a price equal to or greater than the price paid by the investor.

Our common stock is quoted on the OTCQX under the symbol “XBOR.” Companies quoted on the OTC market have traditionally experienced extreme price and trading volume fluctuations. We have experienced price and volume fluctuations. In addition, our stock price may be adversely affected by factors that are unrelated or disproportionate to our operating performance. The Company is a former shell company and the market fluctuations, as well as general economic, political and market conditions such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. As a result of this potential price and volume volatility, an investor may have difficulty selling any of our common stock that they acquire at a price equal or greater than the price paid by the investor.

Because our stock is a penny stock, stockholders will be limited in their ability to sell their stock.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are defined in Rule 3a51-1 under the Securities Exchange Act of 1934 (the “Exchange Act”) and include equity securities with a price of less than $5.00 and not listed to trade on certain national securities exchanges.

Because our securities constitute “penny stocks” within the meaning of the rules, the rules apply to us and to our securities. The rules may further affect the ability of owners of shares to sell our securities in any market that might develop for them. As long as the trading price of our common stock is less than $5.00 per share, the common stock will be subject to Rule 15g-9 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC that may be found at http://www.sec.gov/investor/schedule 15g.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser (based on the purchaser’s financial situation, investment experience, and investment objectives) and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

This item is not applicable as the Company is neither an accelerated filer nor a well-known seasoned issuer.

ITEM 2. PROPERTIES

General Background

We have built our asset base primarily through property acquisitions and divestitures that are geographically focused in the Permian Basin of West Texas and southeastern New Mexico, which we have identified as the most attractive region in which to develop our business. Our properties consist of working, mineral and royalty interests owned by us in various oil and gas wells and oil and gas lease acreage located in Chaves, Eddy, Lea and Roosevelt Counties, New Mexico, and Borden, Howard and Dawson Counties, Texas. The holdings acquired in connection with the Pure Merger in January 2011 comprise approximately 99% of our current acreage holdings. Those holdings are described below under the Pure Assets subheading. The description of the Company’s other holdings follows the description of the Pure Assets.

Former Pure Assets:

In November 1999, Pure L.P. entered into a purchase and sale agreement with Manix Energy, LLC (“Manix”) whereby Pure L.P. and Bellwether Petroleum, Inc. (“Bellwether”) each agreed to purchase from Manix a 50% undivided interest in all of the New Mexico acreage and production formerly belonging to Fina Oil and Gas.

In November 2001, due to losses and the resulting inability to meet creditor obligations, Pure L.P. filed for Chapter 11 reorganization. In December 2002 with new management in place, Pure L.P. reorganized and emerged from bankruptcy after bringing in new investors and paying off the senior secured seller note.

In August 2003, Pure L.P. entered into a joint venture with Edge Petroleum Corporation (“Edge”) and Chisos, Ltd. (“Chisos”) to develop Pure and Chisos acreage in Lea and Eddy Counties. In the Edge joint venture, Pure L.P. committed one half of its interest in properties in all of Eddy, Lea and the lower two sections of Chaves Counties.

In January 2008, by mutual consent, the Edge joint venture was terminated and Edge was assigned half of the interest of Pure L.P. in properties within the joint venture area.

Former Doral Assets:

On June 14, 2010, Doral completed the acquisition of 6,800 gross acres of operated producing oil and gas assets (the “Stearns Properties”) located in Chavez County and Roosevelt County, New Mexico, acquired for $1,700,000 on June 14, 2010.

On July 15, 2010, Doral acquired additional working interest from Nordstrand Engineering located in Chavez County, New Mexico (“Chaves County Properties”), properties consisting of additional working interests in the same areas as the Stearns Properties, for a price of $20,000 on July 15, 2010.

2011 Acquisitions:

During 2011, we acquired non-operated working interests, ranging from 10% to 20%, in 2,597 gross (308 net) acres in the Wolfberry trend, located in Dawson, Borden and Howard counties, Texas. Production from the Wolfberry represented nearly 11% of our daily average production at year end 2011.

Management continues to evaluate these properties for further drilling and workover opportunities. Capital may be allocated to these properties for further development and exploitation opportunities in conjunction with the Company’s overall capital expenditure program.

Total Acreage

As of December 31, 2011, we hold approximately 868,000 gross leasehold acres and approximately 294,000 net acres. Gross acres are the total number of acres in which we have a working interest. Net acres are the sum of our fractional working interests owned in the gross acres. In certain leases, our ownership varies at different depths; therefore, the net acreage in these leases is calculated with consideration of the varying ownership interests.

Acreage	Gross	Net
Developed	10,461	4,001
Undeveloped	858,028	290,174
Total Acreage	868,489	294,175

Reserves

We have a portfolio of oil and natural gas reserves with approximately 81% of our proved reserves consisting of oil and 19% consisting of natural gas. Our proved reserves and the standardized measure of discounted future net cash flows of our interests in proved oil and gas reserves, as reflected in our December 31, 2011 reserve reports, are set forth below.

Proved Reserves	Oil (mBbls)	Natural Gas (mmcf)	Discounted Future Net Cash Flow (at 10% per year)* (in thousands)
Developed	528	1,592	$24,170
Undeveloped	1,180	793	20,692
Total Proved	1,708	2,385	$44,862
*before income taxes

The proved reserves estimates contained in the above tables were prepared by of Joe C. Neal & Associates, independent petroleum consultants to the Company. Joe C. Neal & Associates is an independent petroleum engineering consulting firm that has been providing petroleum consulting services throughout the world for 35 years. Joe C. Neal & Associates has extensive experience calculating reserves for other companies operating in the Permian Basin region and, as such, we believe that they have sufficient experience to estimate our reserves. Joe C. Neal & Associates is a Texas registered professional engineering firm. Our primary contact at Joe C. Neal & Associates is Alan Neal. Mr. Neal is a Licensed Professional Engineer in the State of Texas

The present values of the proved reserves of crude oil identified in the tables are prepared by discounting future projected net cash flows computed with constant oil prices of $87.91 per Bbl and constant future production and development costs less estimated future income tax expense. The estimated future net cash flows are then discounted at a rate of 10 percent per year. Similarly, the present values of the proved reserves of natural gas identified in the tables are prepared in the same manner using constant gas prices of $5.61 per mcf.

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

See Supplemental Information on Oil and Gas Producing Activities included as part of our consolidated financial statements. A copy of the Joe C. Neal & Associates, Inc. report “Estimated Reserves and Future Net Revenue as of December 31, 2011, Attributable to Interests Owned by Cross Border Resources, Inc. In Certain Properties Located in New Mexico and Texas (SEC Case)” is attached as Exhibit 99.1.

At the end of 2011, 65 proved undeveloped locations remained in the Company’s reserves, none of which have remained undeveloped for five or more years. During the year, we participated in the drilling of 16 wells at a capital cost of over $3.6 million, successfully completing 12 of these wells as producers by the end of 2011. As of March 9, 2012, two additional wells have been placed on production, and two wells are being completed. With the anticipated successful completion of the remaining two wells, we enjoyed a 100% success rate in the 2011 drilling program.

Internal Control Over Reserve Reporting

Management has established, and is responsible for, a number of internal controls designed to provide reasonable assurance that the estimates of reserves are computed and reported in accordance with rules and regulations provided by the SEC as well as established industry practices used by independent engineering firms and our peers. These internal controls consist of process workflows and qualified professional engineering and geological personnel with specific reservoir experience. We also retain an outside independent engineering firm to prepare estimates of our proved, probable and possible reserves. We work closely with this firm, and management is responsible for providing accurate operating and technical data to it including historical production data from our wells, historical lease operating expenses and differentials, updated working interest and net revenue interest information and geological and geophysical information from operators or generated internally. Our Chief Executive Officer and President/Chief Operating Officer review the reports prepared by the independent engineering firm and the assumptions relied upon in such reports.

Wells

The following summarizes the Company’s productive oil and gas wells as of December 31, 2011. Productive wells are producing wells and wells capable of production. Gross wells are the total number of wells in which the company has an interest. Net wells are the sum of the Company’s fractional working interests owned in the gross wells.

	Gross	Net
Oil wells	86	30
Gas wells	45	3
Total wells	131	33

Production Sales Volume, Sales Price and Production Costs

The following summarizes our net production sold for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Oil (Bbls)	56,740	36,963	38,830
Gas (mcf)	252,690	243,229	257,857
Total barrels of oil equivalent (“boe”)*	98,855	77,501	81,806
Average boe per day (“boepd”)	270.8	212.3	224.1
* Oil and natural gas were combined by converting natural gas to oil equivalent on the basis of 6 mcf of gas = 1 boe.

Set forth in the following schedule is the average sales price per barrel of oil and per mcf of natural gas and average cost of production produced by us, on a barrels of oil equivalent basis, for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Average sales price
Gas ($ per mcf)	$6.03	$5.72	$4.13
Oil ($ per Bbl)	$86.70	$74.51	$53.11
Average cost of production:
Average production cost ($/boe)	$12.69	$4.85	$6.35
Average production taxes ($/boe)*	$5.41	$4.88	$3.58

Drilling and Other Exploratory and Development Activities

•	Our average production rate for December 2011 was 407.4 boepd, a 55% increase from the January 3, 2011 production rate of 271 boepd.

•	During 2011, we participated in 16 gross (1.9 net) wells, completion activities were in progress on three of these wells, while one was awaiting completion at year end 2011.

•	Our daily production mix was approximately 63% oil and liquids as of year-end 2011.

Of the four in-progress wells that began during 2011 and were awaiting completion as of year-end 2011, two have been placed on production and the remaining two wells are undergoing completion efforts as of March 9, 2012. With the expected successful completion of the remaining two wells, we enjoyed a 100% completion rate in the 2011 drilling program.

Also in 2011, we expanded our holdings beyond the Southeastern New Mexico area of the Permian Basin into the Texas Wolfberry play of the Permian. At year end, we held 2,597 gross (308 net) acres in the Wolfberry and production from the area represented nearly 11% of our daily average production.

We participate in exploratory and development wells in the Permian Basin. Our current focus within the Permian Basin is primarily on the 2nd Bone Spring located within Eddy and Lea Counties, New Mexico, due to the oil-weighted nature of this unconventional play and our operators’ ability to identify and drill above-average economical wells. Our working interest in these wells ranges from 1.05% to 37.52%. The following table shows our well participation and results for the 2009 through 2011 calendar years:

	Well Participation				Well Results
	Development		Exploratory		Producing		Dry Hole		In Progress
	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Year
2009	3	0.46	-	0.09	3	0.56	-	-	-	-
2010	5	0.41	1	0.22	5	0.58	1	0.05	-	-
2011	7	0.48	9	1.42	12	1.53	-	-	4	0.37
	15	1.35	10	1.73	20	2.17	1	0.05	4	0.37

We do not anticipate investing in or purchasing assets and/or property for the purpose of capital gains. It is our intention to purchase assets and/or property for the purpose of enhancing our primary business operations. We are not limited as to the percentage amount of our assets we may use to purchase any additional assets or properties.

The Company’s anticipated capital expenditures for 2012 are described under Item 7.

Delivery Commitments

As of December 31, 2011, the Company had no obligations or delivery commitments under any existing contracts.

ITEM 3. LEGAL PROCEEDINGS

On May 4, 2011, Clifton M. (Marty) Bloodworth filed a lawsuit in the State District Court of Midland County, Texas, against Doral West Corp. d/b/a Doral Energy Corp., Patrick Seale and Everett Willard Gray II (Mr. Gray has not yet been served). Mr. Bloodworth alleges that Mr. Gray, as CEO of the Company, made false representations which induced Mr. Bloodworth to enter into an employment contract that was subsequently breached by the Company. The claims that Mr. Bloodworth has alleged are: breach of his employment agreement with Doral, common law fraud, civil conspiracy breach of fiduciary duty, and violation of the Texas Deceptive Trade Practices-Consumer Protection Act. Mr. Bloodworth is seeking damages of approximately $280,000. Mr. Gray and the Company deny that Mr. Bloodworth’s claims have any merit.

On December 12, 2011, Red Mountain Resources, Inc. and Black Rock Capital, Inc., as direct and indirect shareholders of the Company, filed a lawsuit against the Company in the District Court of Clark County, Nevada as Case No. A-11-653-089-B. The plaintiffs have asked the Court (i) to order the Company to hold an annual shareholders’ meeting for the purpose of electing directors, and (ii) to declare that the solicitation or securing of proxies pursuant to a proxy solicitation made in accordance with the law shall not constitute or be deemed an “Association” as such term is defined in the Amendment to Bylaws adopted by the Company’s Board of Directors in November 2011. On January 23, 2012, we filed a motion to dismiss the lawsuit arguing that the complaint failed to state a claim upon which relief may be granted. Specifically, we contend that: (i) the Plaintiffs’ claims are derivative in nature and the Plaintiffs failed to make a demand on the board or plead that such a demand would be futile; (ii) the Plaintiffs’ request for an order directing us to conduct a meeting of stockholders was not ripe; and (iii) the plain language of our amended bylaws compels a determination that a proxy agreement is and “Association,” as defined in the amended bylaws. On February 29, 2012, the District Court of Clark County granted in part and denied in part our motion to dismiss the lawsuit. The court denied our motion to dismiss on the claim requiring the Company to hold an annual meeting. The Company is proceeding with its plans to hold an annual meeting on May 9, 2012. The Court granted our motion to dismiss on the other claims but granted the plaintiff the right to amend its complaint on or before March 26, 2012.

Other than the lawsuits described above, we are not currently a party to any legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

The Company is not an operator of a coal or other mine. This item is not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Commencing on June 15, 2011, our shares of common stock began trading on the OTCQX U.S. Premier (“OTCQX”) under the symbol “XBOR”. The Company traded on the OTC Bulletin Board prior to the OTCQX listing and traded under the symbol “DRLY” prior to January 3, 2011.

The following table sets forth, for the periods indicated, the high and low bid prices for our common stock in the OTC Market. These over-the-counter market quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Year 2010
First quarter	10.45	1.00
Second quarter	5.23	1.65
Third quarter	2.48	1.10
Fourth quarter	3.49	0.51

Year 2011
First quarter	4.70	2.00
Second quarter	2.30	1.10
Third quarter	2.25	1.11
Fourth quarter	1.70	1.12

(1) Quotations have been adjusted to give retroactive effect to the Company’s 1-for-6.25 reverse split effected January 12, 2009, 5-for-1 forward split effected September 14, 2009 and 1-for-55 reverse split effected December 27, 2010.

As of March 9, 2012, we had 16,151,946 shares of common stock issued and outstanding, and there were 111 holders of record of our common stock. The closing sales price for our common stock on March 9, 2012 was $1.80, as reported by the OTCQX.

Dividends

We have not declared any dividends on our common stock since our inception. Pure L.P. did make distributions on a routine basis. However, we currently intend to retain any earnings to finance the operation and expansion of our business and do not anticipate paying any cash dividends for the foreseeable future. The declaration and payment of any dividends in the future by us will be subject to the sole discretion of our board of directors and will depend upon many factors, including our financial condition, earnings, capital requirements, covenants associated with certain of our debt obligations and other factors deemed relevant by our board of directors.

There are no dividend restrictions that limit our ability to pay dividends on our common stock in our Articles of Incorporation, as amended, or Bylaws. Our governing statute, Chapter 78 of the Nevada Revised Statutes (the “NRS”), does provide limitations on our ability to declare dividends. Section 78.288 of the NRS prohibits us from declaring dividends where, after giving effect to the distribution of the dividend, we would not be able to pay our debts as they become due in the usual course of business; or our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if we were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders who may have preferential rights and whose preferential rights are superior to those receiving the distribution.

ITEM 6. SELECTED FINANCIAL DATA.

The Company qualifies as a smaller reporting company and is not required to provide this information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is an oil and gas exploration and production company resulting from the business combination of Doral Energy Corp. and Pure L.P., effective January 3, 2011, which is described in “Item 1, Business.” The merger impacts all comparisons to the prior year. Pure L.P. is the accounting predecessor entity upon which the 2010 numbers are based. Additionally, drilling activity increased in 2011 from 2010 levels. There is a lag time of several months between the expenditure of funds for drilling and completion, and the receipt of revenue from the new wells.

RESULTS OF OPERATION

Summary of Production

The following summarizes our net production sold of oil, expressed in barrels (“Bbls”), and of natural gas, expressed in thousand cubic feet (“mcf”) for the years ended December 31:

			Percentage
	2011	2010 (Predecessor)	Increase / (Decrease)
Oil (Bbls)	56,740	36,963	54%
Gas (mcf)	252,690	243,229	4%
Total barrels of oil equivalent*	98,855	77,501	28%
Average boe per day	270.8	212.3	28%
* Oil and natural gas were combined by converting natural gas to oil equivalent on the basis of 6 mcf of gas = 1 boe.

This increase in oil and gas sales volumes is due primarily to a combination of increased production from wells added period over period and increased production brought on through the Pure Merger.

Set forth in the following schedule is the average sales price per unit and average cost of production produced by us for the years ended December 31:

			Percentage
	2011	2010 (Predecessor)	Increase / (Decrease)
Average sales price:
Oil ($ per Bbl)	$86.70	$74.51	16%
Gas ($ per mcf)	$6.03	$5.72	5%
Average cost of production:
Average production cost ($/boe)	$12.69	$4.85	162%
Average production taxes ($/boe)	$5.41	$4.88	11%

Summary of Year End Results

	Year Ended December 31		Percentage
		2010	Increase /
	2011	(Predecessor)	(Decrease)
Revenue	$7,313,149	$3,808,879	92%
Operating costs	(8,239,655)	(3,105,618)	165%
Other income (expense)	(269,934)	(420,272)	(36)%
Income tax benefit (expense )	-	-	n/a
Net income (loss)	$(1,196,440)	$282,989	n/m
n/m - When moving from income to expense/loss, or the reverse, the percentage change is not meaningful.

Revenues

We recognized $6.6 million in revenues from sales of oil and natural gas during the year ended December 31, 2011, compared to $3.7 million for the prior year. This increase in oil and gas sales revenue is due primarily to a combination of increased production from wells added period over period and increased production brought on through the Pure Merger. Sales volumes on a boe basis were up approximately 28% for the 2011 over 2010. In addition, average prices for the oil and natural gas sold period over period increased. We report our revenues on wells in which we have a working interest based on information received from operators. The recognition of revenues in this manner is in accordance with generally accepted accounting principles.

We recognized a $0.6 million gain on the sale of certain oil and gas properties during 2011, with no comparable gain during 2010. Other revenue, primarily the recognition of deferred revenues, was $129,915 in 2011, as compared to $97,436 during 2010. The deferred revenues primarily related to a two-year term assignment to a private party of certain oil and gas working interests located in southeastern New Mexico beginning in April 2010. Approximately $32,000 remains to be recognized during 2012.

Operating Expenses

Our operating expenses for the years ended December 31, 2011 and 2010, consisted of the following:

	Year Ended December 31		Percentage
	2011	2010 (Predecessor)	Increase / (Decrease)
Operating costs	$1,378,674	$450,774	206%
Production taxes	555,698	379,370	46%
Depreciation, depletion, and amortization	2,507,266	1,199,365	109%
Abandonment expense	49,234	-	n/a
Accretion expense	84,428	59,269	42%
General and administrative	3,664,355	1,016,840	260%
Total	$8,239,655	$3,105,618	165%

Operating costs were higher primarily as a result of costs related to operated assets acquired in the Pure Merger (the Stearn properties in Chavez County, New Mexico), environmental remediation and delayed joint interest billings from an operating partner. Production taxes and depletion were higher as a result of higher production and a larger depletable base. We wrote off a dry hole (the Full Moon 29#1, with a working interest of 4.69%) that was spud during 2010, which will be plugged and abandoned by the operator. We recognized $3.9 million in general and administrative expense (“G&A”) during 2011 compared to $1.0 million during 2010. The increase in G&A resulted primarily from higher costs for accounting and legal services, consistent with being a public company and approximately $300,000 in one-time costs related to the merger in January 2011, as well as $681,294 of non-cash share-based compensation for employees, directors and consultants during 2011, with no comparable costs during 2010, and the addition of three full-time employees following the merger.

Price Risk Management Activities

During 2011, we recognized a net loss of $11,771 on our derivative positions, which includes a non-cash $84,994 mark to market loss (on the remaining term of our crude oil fixed price swaps), reduced by realized a gain of $73,223 for hedge settlements received (for the difference between the hedged price and the market price for the closed months).

We have two crude oil fixed price swaps in place with one counter-party as of December 31, 2011. The first swap covers 1,000 Bbls of oil per month at a price of $104.55 NYMEX-WTI through February 28, 2013. The second swap covers 2,000 Bbls of oil per month at a price of $93.50 NYMEX-WTI through November 30, 2014. An additional crude oil swap was put in place in February 2012 covering 1,000 Bbls of oil per month at a price of $106.50 per Bbl for a period beginning March 1, 2012 and ending February 28, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital and Current Ratio

		At December 31,	Percentage
	At December 31,	2010	Increase /
	2011	(Predecessor)	(Decrease)
Current assets	$3,488,192	$1,737,747	101%
Current liabilities	(2,388,349)	(1,849,490)	29%
Working capital (deficit)	$1,099,843	$(111,743)	n/m
Current ratio	1.46	0.94	55%
n/m - When moving from a net liability to a net asset, or the reverse, the percentage change is not meaningful.

Cash Flows

	Year Ended	Year Ended
	December 31, 2011	December 31, 2010
Cash provided by (used in) operating activities	$(1,724,683)	$2,410,828
Cash (used in) investing activities	(3,250,793)	(1,579,929)
Cash provided by (used in) financing activities	4,473,320	(612,895)
Net increase (decrease) in cash during period	$(502,156)	$218,004

Cash used in operating activities is calculated by starting with the net income or loss for the period and adjusting for the non-cash income and expense items during the period, as well as for the change in operating assets and liabilities. As an example: During 2011 we paid down our accounts payable balance from a combined liability of $1,033,636 to $359,633. This reduction of $674,003 in accounts payable increases the cash used in operating activities, but improves the current ratio. Additionally, the increase in accounts receivable, from higher sales, is also an increase to cash used in operating activities.

Cash used in investing activities represents the net of capital expenditures, for the drilling of wells and acquisitions of lease interests, and proceeds from the sale of interests in certain capital assets. The increase in this measure is a reflection of the increased level of drilling and completion activity for wells on our acreage.

Cash provided by financing activities represents funds from the sale of equity, or new borrowings, reduced by repayments of indebtedness. The provision in 2011 is primarily the result of the equity offering in May 2011.

Amended and Restated Credit Agreement with Texas Capital Bank

On January 31, 2011, we entered into an amended and restated credit agreement (the “Credit Agreement”) with Texas Capital Bank, N.A. (“TCB”), with a maturity date of January 31, 2014. The Credit Agreement provided the Company with an initial borrowing base of $4.0 million. Provided that the trustee for the Company’s Debentures consents, the amount available under the Credit Agreement may be increased by TCB up to $25.0 million based on the Company’s reserve reports and the value of the Company’s oil and gas properties. If the trustee for the Debentures does not consent, the maximum allowed under the Indenture for the Debentures will be limited to $5.0 million.

The borrowing base was increased to $4.5 million as of December 20, 2011. At year-end 2011, the balance of the loan with TCB was $2,381,000 and the available balance was $2,119,000 million under the credit facility.

As of March 1, 2012, the Company’s borrowing base was increased to $9.5 million, and $4.3 million was immediately drawn for the Company’s redemption of the Pure Debentures (as described below) and other corporate purposes. At March 9, 2012, the balance due on the credit facility was $8.8 million, and the balance available for borrowing was $0.7 million.

Redemption of Pure Debentures

On January 31, 2012, the Company called for payment prior to maturity all of the debentures originally issued by Pure L.P. pursuant to the provisions of the Trust Indenture dated as of March 1, 2005 (the “Pure Debentures”). The redemption of the Pure Debentures was conditional upon the anticipated increase in the line of credit issued by TCB, and upon such increase, the redemption of 100% of the Pure Debentures was completed on March 1, 2012.

2011 Equity Financing

On May 26, 2011, the Company closed a private offering exempt from registration under the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. In the offering, the Company issued an aggregate of 3,600,000 units. Each unit was sold at $1.50 and was comprised of one share of common stock and one five-year warrant to purchase a share of common stock at an exercise price of $2.25 per share. The warrants became exercisable on November 26, 2011. The Company agreed to use the net proceeds from the sale of the units for general business and working capital purposes and not to use such proceeds for the redemption of any common stock or common stock equivalents.

The investors in the offering received registration rights. The Company filed a registration statement covering the resale of the common stock issued and the common stock underlying the warrants issued to the Selling Stockholders on July 25, 2011, which was declared effective by the SEC on August 5, 2011. If at the time of exercise of the warrants there is no effective registration statement covering the resale of the shares underlying the warrant, then the Selling Stockholder has the right at such time to exercise warrants in full or in part on a cashless basis.

In addition to registration rights, the Selling Stockholders were offered a right of first refusal to participate in future offerings of common stock if the principal purpose of which is to raise capital. This right of first refusal terminates upon the earlier of a sale, merger, consolidation or reorganization of the Company or on May 26, 2012.

Potential Warrant Exercise Proceeds

In connection with the equity offering closed on May 26, 2011, the Company issued warrants to purchase an aggregate of 3,600,000 shares of the Company’s common stock at a per-share price of $2.25 (the “$2.25 Warrants”). The Company also has outstanding warrants to purchase 3,125 shares of the Company’s common stock at a per-share price of $5.00.

The $2.25 Warrants contain a limitation prohibiting exercise of the warrants if the shares issued would cause the holder to own more than 20% of the outstanding stock. The holder of 2,136,164 of the $2.25 Warrants currently would be disallowed from exercising those warrants under this provision. If all of the remaining 1,463,836 warrants are exercised for cash, the Company would receive $3,293,631 in aggregate proceeds. The $2.25 Warrants became exercisable in November 2011. We cannot make assurances that any of the warrants will ever be exercised for cash or at all.

2012 Capital Expenditures

We expect to participate in 24 new wells and three work-overs with our operating partners during 2012, in the Bone Spring, Abo, Yeso and Wolfberry formations on our Permian Basin leasehold acreage in southeast New Mexico and west Texas. Our Board has approved a capital expenditures budget of $12 million for these activities in 2012. In the first two months of 2012, we participated in three new wells. As of March 9, 2012, one of the three new wells is completed and producing, while two wells are at total depth and awaiting completion. Additionally, two of the four wells that were awaiting completion at December 31, 2011 have now been put on production. The remaining two wells are undergoing completion activities.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates the estimates and judgments, including those related to revenue recognition, recovery of oil and gas reserves, financing operations, and contingencies and litigation.

Oil and Gas Properties

We use the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.

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

Reserve Estimates

Our estimate of proved reserves is based on the quantities of oil and gas that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. For example, we must estimate the amount and timing of future operating costs, severance taxes, development costs and workover costs, all of which may in fact vary considerably from actual results. In addition, as prices and cost levels change from year to year, the estimate of proved reserves also changes. The future drilling costs associated with reserves assigned to proved undeveloped locations may ultimately increase to an extent that these reserves may be later determined to be uneconomic. For these reasons, estimates of economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of future net cash flows expected there from may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of our oil and natural gas properties and/or the rate of depletion of the oil and natural gas properties. Actual production, revenues and expenditures, with respect to our reserves, will likely vary from estimates and such variances may be material. We contract with independent engineering firms to provide reserve estimates for reporting purposes.

Despite the inherent imprecision in these engineering estimates, our reserves are used throughout our financial statements. For example, since we use the units-of-production method to amortize our oil and gas properties, the quantity of reserves could significantly impact our depreciation, depletion and amortization expense. Finally, these reserves are the basis for our supplemental oil and gas disclosures.

Impairment of Oil and Natural Gas Properties

We review our oil and natural gas properties for impairment at least annually and whenever events and circumstances indicate a decline in the recoverability of their carrying value. We estimate the expected future cash flows of our oil and natural gas properties and compare such future cash flows to the carrying amount of the properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, we will adjust the carrying amount of the oil and natural gas properties to their fair value. The factors used to determine fair value include, but are not limited to, estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected. Given the complexities associated with oil and natural gas reserve estimates and the history of price volatility in the oil and natural gas markets, events may arise that would require us to record an impairment of the recorded book values associated with oil and natural gas properties. We have not recognized impairments in either the current nor prior year. However, there can be no assurance that impairments will not be required in the future.

Revenue and Cost Recognition

We use the sales method to account for sales of crude oil and natural gas. Under this method, revenues are recognized based on actual volumes of oil and gas sold to purchasers. The volumes sold may differ from the volumes to which the Company is entitled based on the interest in the properties. Costs associated with production are expensed in the period incurred.

Stock-based Compensation.

We estimate the fair value of stock option awards on the date of grant using the Black-Scholes option pricing model. This valuation method requires the input of certain assumptions, including expected stock price volatility, expected term of the award, the expected risk-free interest rate, and the expected dividend yield of the Company’s stock. The risk-free interest rate used is the U.S. Treasury yield for bonds matching the expected term of the option on the date of grant. Our dividend yield is zero, as we do not pay a dividend. Because of our limited trading experience of our common stock and limited exercise history of our stock option awards, estimating the volatility and expected term is very subjective. We base our estimate of our expected future volatility, along with our own limited trading history while operating as an oil and natural gas producer. Future estimates of our stock volatility could be substantially different from our current estimate, which could significantly affect the amount of expense we recognize for any future stock-based compensation awards.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently payable plus deferred income taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. Deferred income tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when assets are recovered or settled. Deferred income taxes are also recognized for tax credits that are available to offset future income taxes. Deferred income taxes are measured by applying currently enacted tax rates to the differences between financial statement and income tax reporting. We periodically assess the realizability of our deferred tax assets. If we conclude that it is more likely than not that some portion or all of the deferred tax assets will not be realized under accounting standards, the tax asset would be reduced by a valuation allowance. We consider future taxable income in making such assessments. Numerous judgments and assumptions are inherent in the determination of future taxable income, including factors such as future operating conditions (particularly as related to prevailing oil and natural gas prices).

Derivatives

Derivative financial instruments that are utilized to manage or reduce commodity price risk related to our production are accounted for under the provisions of Accounting Standards Codification (“ASC”) 815-25 (formerly SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”). Under this pronouncement, derivatives are carried on the balance sheet at fair value. If the derivative is not designated as a hedge, changes in the fair value are recognized in other income (expense).

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

Business Combinations

We follow ASC 805, Business Combinations (“ASC 805”), and ASC 810-10-65, Consolidation (“ASC 810-10-65”). ASC 805 requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “fair value.” The statement applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under ASC 805, all business combinations will be accounted for by applying the acquisition method. Accordingly, transactions costs related to acquisitions are to be recorded as a reduction of earnings in the period they are incurred and costs related to issuing debt or equity securities that are related to the transaction will continue to be recognized in accordance with other applicable rules under U.S. GAAP. ASC 810-10-65 requires non-controlling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. The statement applies to the accounting for non-controlling interests and transactions with non-controlling interest holders in consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company qualifies as a smaller reporting company and is not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements:

Audited financial statements as of December 31, 2011, including:

Financial Statements of Cross Border Resources, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Cross Border Resources, Inc.
San Antonio, Texas

We have audited the accompanying balance sheets of Cross Border Resources, Inc. (CBR) as of December 31, 2011 and 2010 and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for the years then ended.  CBR’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CBR as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the accompanying financial statements of CBR, the beginning retained earnings as of December 31, 2008 has been restated to correct misstatements from the Company’s previously issued financial statements.

/s/DARILEK BUTLER & ASSOCIATES, PLLC

San Antonio, Texas

March 15, 2012

Cross Border Resources, Inc.
Balance Sheets
December 31, 2011 and 2010

	2011	2010 (Predecessor)
		(As Restated)
ASSETS

Current Assets:
Cash and cash equivalents	$472,967	$975,123
Accounts receivable - production	1,184,544	512,624
Accounts receivable - related party	-	250,000
Prepaid expenses	1,808,944	-
Current tax asset	21,737	-
Total Current Assets	3,488,192	1,737,747

Property and Equipment:
Oil and gas properties (successful efforts method)	30,540,978	19,421,621
Less accumulated depletion and depreciation	(9,870,830)	(7,328,326)
Net Property and Equipment	20,670,148	12,093,295

Other Assets:
Other property and equipment, net of accumulated depreciation of $126,473 and $94,759 in 2011 and 2010, respectively	95,988	124,776
Deferred bond costs, net of accumulated amortization of $344,300 and $293,915 in 2011 and 2010, respectively	159,554	209,939
Deferred bond discount, net of accumulated amortization of $127,483 and $108,827 in 2011 and 2010, respectively	59,077	77,733
Intangible assets, net of accumulated amortization of $197,616 and $-0- in 2011 and 2010, respectively	1,778,541	-
Goodwill	1,395,807	-
Other Assets	119,070	112,532
Total Other Assets	3,608,037	524,980

TOTAL ASSETS	$27,766,377	$14,356,022

The accompanying notes are an integral part of these  financial statements

Cross Border Resources, Inc.
Balance Sheets
December 31, 2011 and 2010

	2011	2010 (Predecessor)
		(As Restated)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable - trade	$103,759	$875,881
Accounts payable - revenue distribution	143,215	49,880
Interest payable	112,659	107,875
Accrued expenses	418,290	28,460
Deferred revenues	32,479	162,394
Notes payable - current	764,278	-
Bonds payable - current portion	570,000	475,000
Creditors payable - current portion	186,761	150,000
Derivative liability - current portion	56,908	-
Total Current Liabilities	2,388,349	1,849,490

Other Liabilities:
Asset retirement obligations	1,186,260	508,588
Deferred income tax liability	21,737	-
Line of credit	2,381,000	1,582,426
Derivative liability, net of current portion	28,086	-
Bonds payable, net of current portion	2,825,000	3,740,000
Creditors payable, net of current portion	1,352,783	1,656,305
Total Non-Current Liabilities	7,794,866	7,487,319

TOTAL LIABILITIES	10,183,215	9,336,809

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 36,363,637 shares authorized,16,151,946 shares issued and outstanding at December 31, 2011	16,152	-
Additional paid-in capital	32,617,690	-
Retained earnings (accumulated deficit) (1)	(15,050,680)	5,019,213
TOTAL STOCKHOLDERS’ EQUITY	17,583,162	5,019,213

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,766,377	$14,356,022

(1) Retained earnings as of December 31, 2010 (as restated) includes all equity accounts, including all Predecessor partner’s capital accounts.

The accompanying notes are an integral part of these financial statements

Cross Border Resources, Inc.
Statements of Operations
For the years ended December 31, 2011 and 2010

	2011	2010 (Predecessor)
REVENUES AND GAINS:		(As Restated)
Oil and gas sales	$6,584,134	$3,711,443
Gain on sale of oil and gas properties	599,100	-
Other	129,915	97,436
Total Revenues And Gains	$7,313,149	$3,808,879

OPERATING EXPENSES:
Operating costs	1,378,674	450,774
Production taxes	555,698	379,370
Depreciation, depletion and amortization	2,507,266	1,199,365
Abandonment expense	49,234	-
Accretion expense	84,428	59,269
General and administrative	3,664,355	1,016,840
Total Operating Expenses	8,239,655	3,105,618

GAIN (LOSS) FROM OPERATIONS	(926,506)	703,261

OTHER INCOME (EXPENSE):
Bond issuance amortization	(50,385)	(50,385)
Gain (loss) on derivatives	(11,771)	-
Interest expense	(460,275)	(413,338)
Miscellaneous other income (expense)	252,497	43,451
Total Other Income (Expense)	(269,934)	(420,272)

GAIN (LOSS) BEFORE INCOME TAXES	(1,196,440)	282,989

Current tax benefit (expense)	197,890	(5,886)
Deferred tax benefit (expense)	(197,890)	5,886
Income tax benefit (expense)	-	-

NET INCOME (LOSS)	$(1,196,440)	$282,989

NET GAIN (LOSS) PER SHARE:
Basic and diluted	$(0.08)	$—
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	14,945,782	—

The accompanying notes are an integral part of these financial statements

Cross Border Resources, Inc.
Statements of Cash Flows
For the years ended December 31, 2011 and 2010

	2011	2010 (Predecessor)
CASH FLOWS FROM OPERATING ACTIVITIES		(As Restated)
Net income (loss)	$(1,196,440)	$282,989
Adjustments to reconcile net income (loss) to cash used by operating activities:
Depreciation, depletion and amortization	2,507,266	1,199,365
Accretion	84,428	59,269
(Gain) loss on disposition of assets	(583,766)	-
Share-based compensation	681,294	-
Amortization of debt discount and deferred financing costs	69,041	69,042
Changes in operating assets and liabilities:
Accounts receivable	(577,110)	27,595
Prepaid expenses and other current assets	(1,750,195)	18,046
Accounts payable	(1,122,000)	590,999
Accrued expenses	207,720	1,129
Deferred revenue	(129,915)	162,394
Derivative liability	84,994	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,724,683)	2,410,828

CASH FLOWS FROM INVESTING ACTIVITIES
Cash impact of merger, net	(62,797)	-
Capital expenditures - oil and gas properties	(3,980,470)	(1,579,929)
Proceeds from sale of interest in properties	799,100	-
Capital expenditures - other assets	(6,626)	-
NET CASH USED IN INVESTING ACTIVITIES	(3,250,793)	(1,579,929)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of expenses	5,090,728	-
Net borrowings (payments) on line of credit	798,574	-
Proceeds from renewing notes	139,359	-
Repayments of notes payable	(382,081)	-
Repayments of bonds	(810,000)	(490,000)
Repayments to creditors	(266,760)	(122,895)
Payments to purchase stock options	(96,500)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,473,320	(612,895)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(502,156)	218,004
Cash and cash equivalents, beginning of year	975,123	757,119
Cash and cash equivalents, end of year	$472,967	$975,123

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$183,440	$408,307
Income taxes and dividends paid	$-	$-

The above changes in current assets and current liabilities differ from changes between amounts reflected in the December 31, 2011 balance sheet due to current assets and current liabilities acquired in connection with the Company’s reverse acquisition with Pure Energy Group, Inc. and Pure Gas Partners II, LP, as more fully described in Note 1 to the unaudited financial statements.

The accompanying notes are an integral part of these financial statements

Cross Border Resources, Inc.
Statements of Stockholders’ Equity
December 31, 2011

			Additional	Retained Earnings
	Common	Par	Paid-In	(Accumulated
	Shares*	Amount	Capital	Deficit)	Total
Balance at December 31, 2010, (Predecessor) (as restated)	-	$-	$-	$5,019,213	$5,019,213
Merger with Doral Energy Corp. - January 2011	12,476,946	12,477	27,115,712	(18,873,453)	8,254,736
Shares issued for services	75,000	75	168,675	-	168,750
Share-based compensation	-	-	512,544	-	512,544
Stock issued for cash, net of issuance costs of $479,144	3,600,000	3,600	4,917,259	-	4,920,859
Purchase of stock options from employees			(96,500)		(96,500)
Net income (loss)	-	-	-	(1,196,440)	(1,196,440)
Balance at December 31, 2011	16,151,946	$16,152	$32,617,690	$(15,050,680)	$17,583,162

*
The Accounting Acquirer was a partnership. Prior years’ reconciliations are not shown here as the format is not comparable. See the “Reverse Acquisition” section of Note 1 for the prior two years partners’ capital reconciliations.

(1) Retained earnings as of December 31, 2010 (as restated) includes all equity accounts, including all Predecessor partner’s capital accounts.

The accompanying notes are an integral part of these financial statements.

Cross Border Resources, Inc.
Notes to Financial Statements

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Nature of Operations

The Company is an independent natural gas and oil company engaged in the exploration, development, exploitation, and acquisition of natural gas and oil reserves in North America. The Company’s primary area of focus is the Permian Basin in southeastern New Mexico and western Texas.

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

Effective January 3, 2011, the Company completed the acquisition of Pure Energy Group, Inc. (“Pure Sub”) as contemplated pursuant to the Agreement and Plan of Merger dated December 2, 2010 (the “Pure Merger Agreement”) among the Company, Doral Acquisition Corp., the Company’s wholly owned subsidiary (“Doral Sub”), Pure Gas Partners II, L.P. (“Pure”) and Pure Sub, a wholly owned subsidiary of Pure (Pure Sub and Pure being collectively referred to herein as the “Pure Energy Group” or the “Predecessor”).

Pursuant to the provisions of the Pure Merger Agreement, all of Pure’s oil and gas assets and liabilities were transferred to Pure Sub. Pure Sub was then merged with and into Doral Sub, with Doral Sub continuing as the surviving corporation (the “Pure Merger”). Upon completion of the Pure Merger, the outstanding shares of Pure Sub were converted into an aggregate of 9,981,536 shares of the Company’s common stock. As a result of the Pure Merger, the previous Pure shareholders owned approximately 80% of the Company’s total outstanding shares on a fully diluted basis, with the Company’s previous stockholders owning the remaining 20%, immediately following the merger.

The purchase price of the assets of the Company arising from the reverse acquisition with the Pure Energy Group was $8,085,984, representing eighty percent (80%) of the appraised value of 2,471,511 post-split shares of the Company which were issued and outstanding immediately prior to the reverse acquisition. The allocation of the purchase price and the purchase price accounting is based upon estimates of the assets and liabilities effectively acquired on January 3, 2011 in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations.

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS (continued)

The allocation of the purchase price is as follows:

Cash and cash equivalents	$(62,798)
Accounts receivable	94,810
Prepaid expenses and other current assets	5,769
Proved oil and gas properties	6,964,255
Property and equipment	12,643
Goodwill	1,395,807
Intangible assets	1,976,157
Other assets	228,268
Total assets	10,614,911
Accounts payable	(378,079)
Accounts payable- related party	(69,917)
Accrued liabilities	(182,110)
Long-term debt	(1,018,322)
Notes payable to related party	(250,000)
Asset retirement obligation	(630,499)
Purchase price	$8,085,984

The statements of income include the results of operations for Cross Border Resources, Inc. commencing on January 4, 2011. As a result, information provided for the year ended December 31, 2011 presented below includes the actual results of operations from January 4, 2011 to December 31, 2011 and the combined historical financial information for Cross Border Resources, Inc. (formerly Doral Energy) and Pure for the period January 1, 2011 to January 3, 2011. The unaudited pro forma financial information for the year ended December 31, 2010 presented below combines the historical financial information for Cross Border Resources, Inc. and Pure for that period. The following unaudited pro forma information is not necessarily indicative of the results of future operations:

	Year Ended December 31,
	2011	2010
		(Predecessor)
Revenues	$7,313,149	$6,517,924
Operating income (loss)	(937,736)	(10,832,955)
Net income (loss)	(1,209,354)	(12,165,051)

Earnings (loss) per share *	$(0.08)	$(0.98)

* For purposes of this pro forma presentation of earnings per share we have assumed the same number of shares outstanding in the prior year periods as were outstanding at January 3, 2011.

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS (continued)

The following table shows a reconciliation of the Partners’ Capital accounts for our Predecessor for the years ended December 31, 2010 and 2009.

	Class A	Class B	Class C		Non-
	Limited	Limited	Limited	General	controlling
	Partners	Partners	Partners	Partner	Interest	Total
Balance as Previously Reported – December 31, 2008	$37,638	$4,995,302	$12,566	$32,494	$987,236	$6,065,236
Prior Period Adjustment	(127,644)	(42,906)	(42,906)	(1,071)	-	(214,527)
Balance as Restated – December 31, 2008	(90,006)	4,952,396	(30,340)	31,423	987,236	5,850,709
Less: Distributions	-	-	-	-	(26,838)	(26,838)
Net Income (Loss)	(619,449)	(208,218)	(208,218)	(5,205)	(46,557)	(1,087,647)
Balance – December 31, 2009	(709,455)	4,744,178	(238,558)	26,218	913,841	4,736,224
Net Income (Loss), as Restated	79,113	34,704	137,560	1,266	30,346	282,989
Conversion of Options Exercised	296,028	-	648,159	-	(944,187)	-
Balance – December 31, 2010, as Restated	$(334,314)	$4,778,882	$547,161	$27,484	$-	$5,019,213

Basis of presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the Securities and Exchange Commission Act 1934.

The Balance Sheet as of December 31, 2011 and the Statements of Operations and Cash Flows for the year ended December 31, 2011 include the accounts of the predecessor company Pure for the period of January 1, 2011 to January 3, 2011 and the accounts of Pure and the Company for the period January 4, 2011 (date of reverse acquisition as discussed above) to December 31, 2011 (collectively, “Cross Border Resources, Inc.” or the “Company”). The comparative Balance Sheet as of December 31, 2010 and the Statements of Operations and Cash Flows for the year ended December 31, 2010 represent the accounts of Pure only, as Predecessor. The consolidation effected by the business combination has been accounted for as a reverse acquisition wherein Pure is treated as the acquirer for accounting purposes.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period to conform to current presentation.

Prior Period Correction of an Error

In Pure’s 2010 financial statements, the Company recorded goodwill in connection with the 2005 acquisition of Pure Energy Group, Inc. During 2011, the Company re-evaluated its obligations with respect to its initial accounting for the transaction and determined that consideration paid in excess of the fair market value of the assets and liabilities transferred should have been allocated to the acquired oil and gas properties and subsequently tested for impairment. As a result, the Company retroactively stated its oil and gas properties as of December 31, 2010 to reflect the allocation of goodwill. In addition, the Company did not consider the need to impair the value of its acquired oil and gas properties based on the future cash flows of the assets. The correction of this error reduced net income for the year ended December 31, 2010 by $320,660 and beginning retained earnings as of January 1, 2010 was adjusted by the same amount. The tax effect of this transaction was determined to be immaterial to the overall financial statements.

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

Oil and Gas Properties

Successful Efforts Method

We use the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.

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

Business Combinations

We follow ASC 805, Business Combinations (“ASC 805”), and ASC 810-10-65, Consolidation (“ASC 810-10-65”). ASC 805 requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “fair value.” The statement applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under ASC 805, all business combinations will be accounted for by applying the acquisition method. Accordingly, transactions costs related to acquisitions are to be recorded as a reduction of earnings in the period they are incurred and costs related to issuing debt or equity securities that are related to the transaction will continue to be recognized in accordance with other applicable rules under U.S. GAAP. ASC 810-10-65 will require non-controlling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. The statement applies to the accounting for non-controlling interests and transactions with non-controlling interest holders in consolidated financial statements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

For purposes of the balance sheet and statement of cash flows, we consider all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At December 31, 2011 and 2010, we had no cash equivalents. We may, in the normal course of operations, maintain cash balances in excess of federally insured limits. We had cash balances of $472,967 and $975,123 as of December 31, 2011 and 2010, respectively.

Accounts Receivable - Production

Accounts Receivable - Production consists of amounts due from customers for oil and gas sales and are considered fully collectible by the Company as of December 31, 2011 and 2010. The Company determines when receivables are past due based on how recently payments have been received and has not experienced a bad debt loss in the last three years.

Concentrations of Credit Risk

All of our receivables are due from crude oil and natural gas purchasers. We sold approximately 34% and 23% of our crude oil and natural gas production to two customers during the year ended December 31, 2011. At December 31, 2011, these two customers accounted for approximately 14% and 36%, respectively of Accounts Receivable-Production. During 2010, we sold approximately 34%, 19% and 15% to three customers.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives ranging from three to ten years.

Asset Retirement Obligation

The Company accounts for asset retirement obligations under the provisions of ASC 410, Asset Retirement and Environmental Obligations, which provides for an asset and liability approach to accounting for Asset Retirement Obligations (ARO). Under this method, when legal obligations for dismantlement and abandonment costs, excluding salvage values, are incurred, a liability is recorded at fair value and the carrying amount of the related oil and gas properties is increased. Accretion of liability is recognized each period using the interest method of allocation and the capitalized cost is depleted over the useful life of the related asset. Asset retirement obligations as of December 31, 2011 and 2010 were $1,186,260 and $508,588, respectively.

Our asset retirement obligations represent our best estimate of the fair value of our future abandonment costs associated with our oil and gas properties, including the costs of removal and disposition of tangible equipment, site and environmental restoration. We estimate the fair value of our retirement costs in the period in which the liability is incurred, if a reasonable estimate can be made. The determination of the fair value of an asset retirement obligation generally involves estimating the fair value of the obligation at the end of the property’s useful life and then discounting it to present value using a credit adjusted, risk free rate of return. Estimating future asset removal costs is difficult and requires management to make estimates and judgments regarding the expected removal and site restoration costs, timing and present value discount rates. Changes in the estimated useful life and the fair value of the asset retirement obligation are imprecise since the removal activities will generally occur several years in the future and asset removal technologies and costs are constantly changing, as are political, environmental and safety considerations that may ultimately impact the amount of the obligations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivatives

Due to the volatility of oil and natural gas prices, the Company periodically enters into price-risk management transactions (e.g., swaps, collars and floors) for a portion of its oil and natural gas production. This allows it to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations. These arrangements apply to only a portion of the Company’s production, provide only partial price protection against declines in oil and natural gas prices, and limit the Company’s potential gains from future increases in prices. None of these instruments are used for trading purposes.

All of these price-risk management transactions are considered derivative instruments and accounted for under the provisions of ASC 815-25 (formerly SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”). Under this pronouncement, derivatives are carried on the balance sheet at fair value. These derivative instruments are intended to hedge the Company’s price risk and may be considered hedges for economic purposes, but certain of these transactions may or may not qualify for cash flow hedge accounting. All derivative instrument contracts are recorded on the Balance Sheets at fair value.

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

If the derivative is not designated as a hedge, as in our case, changes in the fair value are recognized in Other Income (Expense) on the Statements of Operations.

Income Taxes

The Company is a taxable entity for federal or state income tax purposes for which an income tax provision has been made in the accompanying financial statements. Deferred income tax assets and liabilities are computed annually, under the provisions of ASC 740 (formerly SFAS No. 109, Accounting for Income Taxes), for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Differences between the enacted tax rates and the effective tax rates are primarily the result of timing differences in the recognition of depletion and accretion expenses. These differences do not create a material variance between the enacted tax rate and the effective tax rate.

Contingencies

Legal - The Company is subject to environmental laws and regulations of various U.S. jurisdictions. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites.

Environmental - Environmental costs that relate to current operations are expensed or capitalized as appropriate. Costs are expensed when they relate to an existing condition caused by past operations and will not contribute to current or future revenue generation.

Liabilities related to environmental assessments and/or remedial efforts are accrued when property or services are provided or can be reasonably estimated.

Revenue and Cost Recognition

The Company recognizes oil and natural gas revenue from its interests in producing wells when oil and natural gas is produced and sold from those wells. Costs associated with production are expensed in the period incurred.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation

ASC 718, “Compensation-Stock Compensation” requires recognition in the financial statements of the cost of employee services received in exchange for an award of equity instruments over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). We measure the cost of employee services received in exchange for an award based on the grant-date fair value of the award. We account for non-employee share-based awards based upon ASC 505-50, “Equity-Based Payments to Non-Employees.”

Stock based compensation for the year ended December 31, 2011 was $681,294. No related costs were incurred during 2010 by the Company’s predecessor. These amounts are recorded as General and Administrative expenses.

Earnings (Loss) per Common Share

The Company accounts for earnings (loss) per share in accordance with ASC 260 - 10 (formerly SFAS No. 128, Earnings per Share), which establishes the requirements for presenting earnings per share (“EPS”). ASC 260 - 10 requires the presentation of “basic” and “diluted” EPS on the face of the statement of operations. Basic EPS amounts are calculated using the weighted average number of common shares outstanding during each period. Diluted EPS assumes the exercise of all stock options, warrants and convertible securities having exercise prices less than the average market price of the common stock during the periods, using the treasury stock method. When a loss from continuing operations exists, as in the periods presented in these financial statements, potential common shares are excluded from the computation of diluted EPS because their inclusion would result in an anti-dilutive effect on per share amounts.

Fair value of financial instruments

The carrying value of cash and cash equivalents, accounts payable and accrued expenses and other liabilities approximates fair value due to the short term maturity of these instruments. The carrying value of the notes payable are believed to approximate their fair value as of December 31, 2011 based upon the relatively short period until maturity for these instruments.

New Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04. The ASU is the result of joint efforts by the FASB and the International Accounting Standards Board (“IASB”) to develop a single, converged fair value framework. Thus, there are few differences between the ASU and its international counterpart, IFRS 13. This ASU is largely consistent with existing fair value measurement principles in U.S. GAAP; however it expands ASC 820’s existing disclosure requirements for fair value measurements and makes other amendments. The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company does not expect the provisions of ASU 2011-04 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2011, the FASB issued ASU 2011-05, which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the provisions of ASU 2011-05 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2011, the FASB issued ASU 2011-08, which simplifies how entities test goodwill for impairment. This accounting update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step good will impairment test described in ASC 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. We do not believe that the adoption of ASU 2011-08 will have a material impact on the Company’s consolidated results of operation and financial condition.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In December 2011, the FASB issued ASU No, 2011-11. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements on its financial position. This includes the effect or potential effect of rights of offset associated with an entity’s recognized assets and recognized liabilities and require improved information about financial instruments and derivative instruments that are either (1) offset in accordance with Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with Section 210-20-45 or Section 915-10-45. The amendments are effective for annual reporting periods beginning on or after January 1, 2013 and retrospective disclosure is required for all comparative periods presented. No early adoption is permitted.

In December 2011, the FASB issued ASU No. 2011-12. ASU 2011-12 defers changes in Update 2011-05 that relate to the presentation of reclassification adjustments. ASU 2011-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not believe that the adoption of ASU 2011-12 will have a material impact on the Company’s consolidated results of operation and financial condition.

The Company does not expect that the adoption of recently issued accounting pronouncements will have a material impact on its financial position, results of operations, or cash flows.

NOTE 3 – ASSET RETIREMENT OBLIGATION

The following is a description of the changes to the Company’s asset retirement obligations for the period ended December 31, 2011 and 2010:

	2011	2010 (Predecessor)
Asset retirement obligations at beginning of year	$508,588	$449,319
Asset retirement obligations acquired in acquisition	630,499	—
Revision of previous estimates	(158,452)	—
Accretion expense	84,428	59,269
Additions	121,197
Asset retirement obligations at end of year	$1,186,260	$508,588

NOTE 4 – BONDS & NOTES PAYABLE

7½% Debentures, Series 2005

On March 1, 2005, Pure Energy Group, Inc. and its subsidiary Pure Gas Partners, II, L.P., issued 7 ½ % Debentures, Series 2005, in the principal amount of $5,500,000. The Debentures are secured by all revenues of the issuer and all money held in the funds and accounts created under the Indenture. The Debentures mature on March 1, 2015, with principal and interest payable semi-annually on March 1 and September 1. As of December 31, 2011 and 2010 the balance payable was $3,395,000 and $4,215,000, respectively. The balances are shown on the Balance Sheets as Bonds Payable. Interest expense for the years ended December 31, 2011 and 2010 was $292,036 and $324,079, respectively.

Aggregate long-term debt, consisting of the 7½% Debentures, Series 2005, is estimated to be repayable annually as follows:

2012	570,000
2013	1,020,000
2014	1,175,000
2015	630,000
Total	$3,395,000

NOTE 4 – BONDS & NOTES PAYABLE (continued)

As permitted by the bond debt agreement, the Company purchases bonds back on the open market at its discretion. Bonds held by the Company at December 31, 2011 and 2010 totaled $260,000 and $185,000, respectively. The bonds held at year end 2011 were purchased at a discount of $16,719 during 2011, while those held at the prior year end were purchased at a discount of $15,145 during 2010. The bonds held by the Company are shown as a reduction of bonds payable on the balance sheet as follows:
	2011	2010 (Predecessor)
Bonds payable, net of current portion	$3,085,000	$3,740,000
Sinking fund payments due within 12 months	830,000	660,000
Less: Bonds held by the Company	(260,000)	(185,000)
Bonds payable, current portion	570,000	475,000
Total Bonds payable	$3,395,000	$4,215,000

See Note 14 for a discussion of the redemption of all outstanding bonds subsequent to year end 2011.

Notes Payable Green Shoe Investments

In connection with the merger, the Company, as the accounting acquirer, assumed an unsecured loan from Green Shoe Investments Ltd. (“Green Shoe”). At that time the principal amount was $487,000 with an interest rate of 5.0%

On April 26, 2011, Cross Border Resources, Inc. (the “Company”) entered into a Loan Agreement with Green Shoe, and the Company executed and delivered a Promissory Note to Green Shoe in connection therewith. The amount of the Promissory Note and the loan from Green Shoe (the “Green Shoe Loan”) is $550,936 and the purpose of the Green Shoe Loan is to consolidate and extend all of the loans owed by the Company and its predecessors to Green Shoe including without limitation the following: (i) loan dated May 9, 2008 in the principal amount of $100,000, (ii) loan dated May 23, 2008 in the principal amount of $150,000, (iii) loan dated July 18, 2008 in the principal amount of $50,000, (iv) loan dated February 24, 2009 in the principal amount of $100,000, and (v) loan dated April 29, 2009 in the principal amount of $87,000 plus accrued interest of $63,936. The Green Shoe Loan is unsecured.

Beginning March 31, 2011 (the effective date of the Promissory Note), the amounts owed under the Promissory Note began to accrue interest at a rate of 9.99%, and the Promissory Note provides that no payments of principal or interest are due until the maturity date of September 30, 2012. The Company is obligated to pay all accrued interest and make a principal payment equal to one-third of the principal owed upon the closing of an equity offering resulting in a specified amount of net proceeds to the Company. In addition, Green Shoe was granted the right to convert the principal and interest owed into shares of common stock of the Company at a conversion price of $4.00 per share. The principal balance of these amounts as of December 31, 2011 is $367,309, which is shown in Current Liabilities on the Balance Sheets.

Notes Payable Little Bay Consulting

In connection with the merger, the Company, as the accounting acquirer, assumed an unsecured loan from Little Bay Consulting SA (“Little Bay”). At that time the principal amount was $520,000 with an interest rate of 5%.

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

Beginning March 31, 2011 (the effective date of the Promissory Note), the amounts owed under the Promissory Note began to accrue interest at a rate of 9.99%, and the Promissory Note provides that no payments of principal or interest are due until the maturity date of September 30, 2012. The Company is obligated to pay all accrued interest and make a principal payment equal to one-third of the principal owed upon the closing of an equity offering resulting in a specified amount of net proceeds to the Company. In addition, Little Bay was granted the right to convert the principal and interest owed into shares of common stock of the Company at a conversion price of $4.00 per share. The principal balance of these borrowings as of December 31, 2011 is $396,968, which is shown in Current Liabilities on the Balance Sheets.

NOTE 5 – OPERATING LINE OF CREDIT

As of December 31, 2011 and 2010, the borrowing base on the line of credit was $4,500,000 and $2,350,000, respectively. The interest rate is calculated at the greater of the adjusted base rate or 4%. The line of credit is collateralized by producing wells and matures on January 31, 2014. As of December 31, 2011 and 2010, the outstanding balance on the line of credit was $2,381,000 and $1,582,426, respectively. Interest expense for years ended December 31, 2011 and 2010 was $96,805 and $52,864, respectively. The line of credit is reported as long-term debt because the maturity date is greater than one year. During December 2011, the borrowing base was increased from $4,000,000 to $4,500,000 on this facility. At December 31, 2011 our available balance was $2,119,000.

Effective March 1, 2012, the borrowing base was increased to $9,500,000. Subsequent to year end, the Company has borrowed an additional $6,419,000, bringing the outstanding balance to $8,800,000 at March 9, 2012.

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

The net estimated revenue distribution due to creditors in 2012 based on 2011 net revenues is $186,761 as of December 31, 2011 and is presented as a current liability. The net revenue distribution to creditors in 2011 based on 2010 net revenues was estimated at $150,000 as of December 31, 2010 and was presented as a current liability. As of December 31, 2011 and 2010, the combined creditors’ payable balance were $1,539,545 and $1,806,305, respectively.

NOTE 7 – OPERATING LEASES

The Company has a non-cancelable operating lease for office space expiring in June 2014. As of December 31, 2011, the remaining future minimum lease payments under the existing lease are as follows:

Year Ending December 31,	Operating Lease
2012	50,000
2013	51,250
2014	26,250
2015	—
Total minimum lease payments	$127,500

Rent expense related to leases for the years ended December 31, 2011 and 2010 was $55,687 and $159,408, respectively.

NOTE 8 – RELATED PARTY TRANSATIONS

The Company paid $163,000 and $174,500 in consulting fees in the years ended December 31, 2011 and 2010, respectively to BDR Consulting, Inc. (BDR), a member of CCJ/BDR Investments, L.L.C., who owned a combined 64.108% limited partnership interest in the Pure Gas Partners, L.P. The president of BDR also served on the Board of Directors and was the Chief Executive Officer of Pure Energy Group, Inc. In addition, the Company rented office space from BDR on a month-to-month basis through September 2010. The Company paid BDR $18,000 in rental fees in the year ended December 31, 2010.

The Company has a development contract with Aztec Energy Partners I, L.P. (Aztec), whereby Aztec agreed to fund 100% of costs through completion on certain wells to be drilled in two counties in New Mexico. Certain partners in Aztec were also indirect limited partners and members of the Board of Directors of the Pure Energy Group. On certain wells, the Company owns a working interest. On those wells, Aztec will receive working interest and net revenue interest. During the years ended December 31, 2011 and 2010, the Company paid Aztec $379,989 and $356,145, for Aztec’s share of well income, net of related well costs, based on production.

NOTE 8 – RELATED PARTY TRANSATIONS (continued)

Aztec Managing GP, LLC (Aztec MP) is the managing general partner of Aztec Energy Partners I, L.P. The principals of Aztec MP also served on the Board of Directors of the Pure Energy Group. During the years ended December 31, 2011 and 2010, the Company paid Aztec MP $111,297 and $154,314, respectively, for Aztec MP’s share of well income, net of related well costs, based on production.

At December 31, 2010, the Predecessor had a related party receivable on the balance sheet from Doral Energy Corporation with a balance of $250,000 with interest payable thereon at a rate of 5% per annum. This loan amount was settled as part of the purchase price allocation upon the closing of the reverse acquisition on January 3, 2011.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On May 4, 2011, Clifton M. (Marty) Bloodworth filed a lawsuit in the State District Court of Midland County, Texas, against Doral West Corp. d/b/a Doral Energy Corp., Patrick Seale and Everett Willard Gray II. Mr. Bloodworth alleges that Mr. Gray, as CEO of the Company, made false representations which induced Mr. Bloodworth to enter into an employment contract that was subsequently breached by the Company. The claims that Mr. Bloodworth has alleged are: breach of his employment agreement with Doral, common law fraud, civil conspiracy breach of fiduciary duty, and violation of the Texas Deceptive Trade Practices-Consumer Protection Act. Mr. Bloodworth is seeking damages of approximately $280,000.

On December 12, 2011, Red Mountain Resources, Inc. and Black Rock Capital, Inc., as direct and indirect shareholders of the Company, filed a lawsuit against the Company in the District Court of Clark County, Nevada as Case No. A-11-653-089-B. The plaintiffs have asked the Court (i) to order the Company to hold an annual shareholders’ meeting for the purpose of electing directors, and (ii) to declare that the solicitation or securing of proxies pursuant to a proxy solicitation made in accordance with the law shall not constitute or be deemed an “Association” as such term is defined in the Amendment to Bylaws adopted by the Company’s Board of Directors in November 2011. On January 23, 2012, we filed a motion to dismiss the lawsuit arguing that the complaint failed to state a claim upon which relief may be granted.. Specifically, we argued that: (i) the Plaintiffs’ claims are derivative in nature and the Plaintiffs failed to make a demand on the board or plead that such a demand would be futile; (ii) the Plaintiffs’ request for an order directing us to conduct a meeting of stockholders was not ripe; and (iii) the plain language of our amended bylaws compels a determination that a proxy agreement is an “Association,” as defined in the amended bylaws.

Other than the lawsuits described above, we are not currently a party to any legal proceedings outside of ordinary routine proceedings incidental to our business and which, in the aggregate, do not involve amounts greater than 10% of our current assets.

The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. We maintain insurance coverage, which we believe is customary in the industry, although we are not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of December 31, 2011, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company’s properties.

NOTE 10 – INCOME TAXES
Income tax benefit (expense) attributable to income from continuing operations consists of:

	Current	Deferred	Total
Year ended December 31, 2011:
U.S. federal	$197,890	$(197,890)	$-

Year ended December 31, 2010:
U.S. federal	$(5,886)	$5,886	$-

Income tax expense attributable to income from continuing operations was $0 for both the years ended December 31, 2011 and 2010, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 15% to pretax income from continuing operations as a result of the following:

Tax Rate Reconciliation	2011	2010 (Predecessor)
Computed “expected” tax rate	$(179,466)	$42,448
Increase (reduction) income taxes resulting from:
Pass-through income (loss) – PGP II	-	(36,562)
Change in valuation allowance	206,149	(5,886)
Deferred revenues	(30,417)	-
Other, net	3,734	-
Net tax expense	$-	$-

Deferred tax assets consist of the following:
	2011	2010 (Predecessor)
		(As Restated)
Operating loss carry-forwards at beginning of year	$71,962	$77,848
Operating loss carry-forwards acquired at Pure Merger	2,445,021	-
Benefit (expense)	206,149	(5,886)
Operating loss carry-forwards before valuation allowance	2,723,132	71,962
Less: Valuation allowance	(2,723,132)	(71,962)
Deferred tax asset at end of year	$-	$-

During 2010, deferred tax assets decreased by $5,886 to $71,962 due to the generation of loss carry-forwards that can be used to offset future taxable income. During 2011, deferred tax assets increased by $2,445,021 due to carry forward acquired during the Acquisition. These carry-forwards are limited to the lesser of operating income generated from the Doral legacy assets and the total consolidated operating income of the Company. In addition, the Company’s carry-forwards increased by $211,444 due to the generation of loss carry-forward used to offset taxable income.

As of December 31, 2011, the Company had net operating loss (“NOL”) carry-forwards totaling $18,050,857 that may be used to offset future taxable income. These NOL carry-forwards expire at December 31, of the years shown as follows:

Year	Amount
2023	$351,402
2026	5,165
2027	39,650
2028	454,889
2029	1,991,545
2030	12,673,006
2031	1,303,470
2032	1,231,730
Total NOL carry-forwards	$18,050,857

NOTE 10 – INCOME TAXES (continued)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry-back and carry-forward periods), projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $18,050,857 prior to the expiration of the net operating loss carryforwards in 2032. The Company was in a loss position for the year ended December 31, 2011. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences and, as such has recorded a valuation allowance for the total amount of carry-forwards at December 31, 2011. The amount of the deferred tax asset considered realizable, however, could be increased in the near term if estimates of future taxable income during the carry-forward period are increased.

NOTE 11 – STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

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

The investors in the offering received registration rights. The Company agreed to file a registration statement covering the resale of the common stock issued and the common stock underlying the warrants issued to the Selling Stockholders within sixty days after the closing date. If the registration statement is was not declared effective by the SEC within the time periods defined within the agreement, then the Company would have made pro rata cash payments to each Purchaser as liquidated damages in an amount equal to 1.0% of the aggregate amount invested by such Purchaser for each 30-day period or pro rata for any portion thereof following the date by which such Registration Statement should have been effective. If at the time of exercise of the warrants there is no effective registration statement covering the resale of the shares underlying the warrant, then the Selling Stockholder has the right at such time to exercise warrants in full or in part on a cashless basis. The Company filed an S-1 registrations statement registering the shares on July 25, 2011, which was declared effective on August 5, 2011.

In addition to registration rights, the Selling Stockholders were offered a right of first refusal to participate in future offerings of common stock if the principal purpose of which is to raise capital. This right of first refusal terminates upon the earlier of a sale, merger, consolidation or reorganization of the Company or the one-year anniversary of the Closing Date.

Warrants

In connection with the equity offering closed on May 26, 2011, the Company issued warrants to purchase an aggregate of 3,600,000 shares of the Company’s common stock at a per share price of $2.25 (the “$2.25 Warrants”). The Company also has outstanding warrants to purchase 3,125 shares of the Company’s common stock at a per share price of $5.00.

The $2.25 Warrants contain a limitation prohibiting exercise of the warrants if the shares issued would cause the holder to own more than 20% of the outstanding stock. The holder of 2,136,164 of the $2.25 Warrants currently would be disallowed from exercising those warrants under this provision. If all of the remaining 1,463,836 warrants are exercised for cash, the Company would receive $3,293,631 in aggregate proceeds. The $2.25 Warrants became exercisable in November 2011. The Company does not expect the immediate exercise of these warrants as the exercise price exceeds the average closing market price for the Company’s common stock. Furthermore, no assurances can be made that any of the warrants will ever be exercised for cash or at all.

NOTE 11 – STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE (continued)

Stock Issued for Services

During 2011, the Company issued a total of 75,000 shares of its common stock as compensation for services by consultants. Non-cash expense of $172,500 was recognized in 2011 over the respective service periods. The valuation of the stock was based on the closing market price for the Company’s common stock on the effective dates of the issuances.

Stock Options

In January 2011, the Company issued options to purchase a total of 1,602,500 shares of its common stock at option prices ranging from $4.80 to $6.38 per share. Of that total, 1,265,000 were issued to employees, 250,000 were issued to a consultant and 87,500 were issued to the Company’s directors. During 2011, unvested options to purchase 325,000 shares were forfeited by an employee and a consultant whose relationship with the company ended. Also vested options to purchase 225,000 shares expired unused during 2011. In October 2011, the Company’s board of directors offered to purchase all options held by current employees at $0.10 per option share. All employees accepted the offer, resulting in a total payment by the Company of $96,500. The Company subsequently cancelled the options purchased. At December 31, 2011, options to purchase 87,500 shares of stock at $4.80 per share remained outstanding, all of which are exercisable and held by members of the Company’s board of directors.

Stock option activity summary is presented in the table below:

			Weighted-
			average
		Weighted-	Remaining
		average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(years)	Value
Outstanding at December 31, 2010 (Predecessor)	-	$-	-	$-
Granted	1,602,500	5.21
Cancelled	(965,000)	5.23
Exercised	-	-
Forfeited	(325,000)	5.33
Expired	(225,000)	4.80
Outstanding and exercisable at December 31, 2011	87,500	$4.80	4.08	$-

There is no intrinsic value in the outstanding options since the option price is in excess of the market price of the Company’s common stock.

The fair value of the options granted during 2011 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Closing market price of stock on grant date	$3.11
Risk-free interest rate	2.43%
Dividend yield	0.00%
Volatility factor	50%
Expected life	2.5 years

NOTE 11 – STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE (continued)

Earnings Per Share

The following table illustrates the calculation of earnings per share for the years ended December 31:

	2011	2010 (Predecessor)
Net income (loss)	$(1,196,440)	$282,989
Weighted-average number of common shares	14,945,782	n/a
Earnings per common share:
Basic	$(0.08)	n/a
Diluted	$(0.08)	n/a

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

NOTE 12 – DERIVATIVE INSTRUMENTS AND PRICE RISK MANAGEMENT ACTIVITIES

ASC 815-25 (formerly SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”) requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of each derivative is recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. When choosing to designate a derivative as a hedge, management formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed, and a description of the method of measuring effectiveness. This process includes linking all derivatives that are designated as cash-flow hedges to specific cash flows associated with assets and liabilities on the balance sheet or to specific forecasted transactions. Based on the above, management has determined the swaps noted above do not qualify for hedge accounting treatment.

At December 31, 2011, we had a net derivative liability of $84,994, with no comparable item at the prior year end. Therefore, the total net derivative liability of $84,994 represents the change in fair value and is reflected in “other income (expense)” on the Statement of Operations. Net realized hedge settlement gains totaled $73,223 during 2011.

As of December 31, 2011, we have crude oil swaps in place relating to a total of 3,000 Bbls per month, as follows:

Transaction				Price Per	Volumes Per	Fair Value of Outstanding Derivative Contracts (1) (in thousands) as of December 31,

Date	Type (2)	Beginning	Ending	Unit	Month	2011	2010 (Predecessor)
March 2011	Swap	04/01/2011	02/28/2011	$104.55	1,000	$83,594	$-
November 2011	Swap	12/01/2011	11/30/2014	$93.50	2,000	(168,588)	-
Total fair value of derivative contracts						$(84,994)	$-

(1) The fair value of the Company’s outstanding transactions is presented on the balance sheet by counterparty. Currently all of our derivatives are with the same counterparty. The balance is shown as current or long-term based on our estimate of the amounts that will be due in the relevant time periods at currently predicted price levels. Amounts in parentheses indicate liabilities.

(2) These crude oil hedges were entered into on a per barrel delivered price basis, using the NYMEX - West Texas Intermediate Index, with settlement for each calendar month occurring following the expiration date, as determined by the contracts.

An additional crude oil swap was put in place in February 2012 covering 1,000 Bbls of oil per month at a price of $106.50 per Bbl for a period beginning March 1, 2012 and ending February 28, 2014.

NOTE 13 – FAIR VALUE MEASUREMENTS

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

Level 3 –
Unobservable inputs reflect Cross Border Resources, Inc’s judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. The Company develops these inputs based on the best information available, using internal and external data.

The following table presents the Company’s assets and liabilities recognized in the balance sheet and measured at fair value on a recurring basis as of December 31, 2011:

	Input Levels for Fair Value Measurements
Description	Level 1	Level 2	Level 3	Total
Current liabilities:
Commodity derivatives, current portion	$—	$56,908	$—	$56,908
Other liabilities:
Commodity derivatives, long-term		28,086		28,086
	$—	$84,994	$—	$84,994

The fair value of derivative liabilities is determined using forward price curves derived from market price quotations, externally developed and commercial models, with internal and external fundamental data inputs. Market price quotations are obtained from independent energy brokers and direct communication with market participants.

NOTE 14 – SUBSEQUENT EVENTS

Redemption of Pure Debentures: On January 31, 2012, the Company called for payment prior to maturity all of the debentures originally issued by Pure L.P. pursuant to the provisions of the Trust Indenture dated as of March 1, 2005 (the “Pure Debentures”). The redemption of the Pure Debentures was conditional upon the anticipated increase in the line of credit issued by TCB, and upon such increase, the redemption of 100% of the Pure Debentures was completed on March 1, 2012.

Hedges: See the disclosure in Note 12 regarding the entry into additional hedges in February 2012.

NOTE 15 – SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

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

The Company retained an independent reserve engineer to perform an evaluation of proved reserves as of December 31, 2011 and 2010. Results of drilling, testing and production subsequent to the date of the estimates may justify revision of such estimates. Accordingly, reserve estimates are often different from the quantities of crude oil and natural gas that are ultimately recovered. All of the Company’s reserves are located in the United States.

In accordance with U.S. GAAP for disclosures regarding oil and gas producing activities, and SEC rules for oil and gas reporting disclosures, we are making the following disclosures regarding our natural gas and oil reserves and exploration and production activities. The standardized measure of discounted future net cash flows is computed by applying fiscal year-end prices of oil and gas to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on fiscal year-end cost estimates assuming continuation of existing economic conditions) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on fiscal year-end statutory tax rates) to be incurred on pre-tax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10 percent per year to reflect the estimated timing of the future cash flows.

Capitalized Costs Relating to Oil and Gas Producing Activities as of December 31, 2011 and 2010:

	2011	2010 (Predecessor)
Proved properties
Mineral interests	$613,816	$613,816
Wells, equipment and facilities	28,196,076	17,799,727
Total proved properties	28,809,892	18,413,543

Unproved properties
Mineral interests	$1,008,078	$1,008,078
Uncompleted wells, equipment and facilities	723,008	-
Total unproved properties	1,731,086	1,008,078

Less: Accumulated depreciation, depletion and amortization	(9,870,830)	(7,328,326)
Net capitalized costs	$20,670,148	$12,093,295

Costs Incurred in Oil and Gas Producing Activities for the Years Ended December 31, 2011 and 2010:

	2011	2010 (Predecessor)
Acquisition of proved properties, non-cash	$6,508,821	$-
Development costs, cash	2,008,935	1,303,337
Exploration costs, cash	1,971,535	276,592
Total costs incurred	$10,489,291	$1,579,929

NOTE 15 – SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (continued)

Results of Operations for Oil and Gas Producing Activities for the Year Ended December 31, 2011 and 2010:

	2011	2010 (Predecessor)
Revenues	$7,313,149	$3,808,879
Production costs	1,934,372	830,144
Exploration expenses & abandonment	49,234	-
Depreciation, depletion and amortization	2,258,270	1,199,365
Accretion expense	84,428	59,269
Income (loss) before income tax	2,986,845	1,720,101
Income tax	-	-
Results of operations from oil and gas producing activities	$2,986,845	$1,720,101

Proved Reserves:

The Company’s proved oil and natural gas reserves have been estimated by independent petroleum engineers. Proved reserves are the estimated quantities that geologic and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods. Due to the inherent uncertainties and the limited nature of reservoir data, such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimate. Revisions result primarily from new information obtained from development drilling and production history; acquisitions of oil and natural gas properties; and changes in economic factors. All proved reserves are located in the United States. Proved reserves as of December 31, 2011 and 2010 are summarized in the table below.

	Oil	Gas
Proved Natural Gas and Oil Reserves at December 31, 2010 (Predecessor):	(mBbls)	(mmcf)
Proved reserves - beginning of period	344	2,109
Revisions of previous estimates	48	(81)
Proved reserves - beginning of period, as revised	392	2,028
Extensions and discoveries	482	578
Purchase of minerals in place (Pure Merger)	885	-
Production	(51)	(221)
Proved reserves, at December 31, 2011	1,708	2,385
Proved developed reserves, at December 31, 2011	528	1,592

Standardized Measure of Discounted Future Net Cash Flows at December 31, 2011 and 2010:

(in thousands)	2011	2010 (Predecessor)
Future cash inflows	$163,140	$37,393
Future production costs	(30,511)	(10,417)
Future development costs	(25,968)	(4,491)
Future income taxes	-	-
10% annual discount for estimated timing of cash flows	(61,800)	(12,653)
Standardized measure of discounted future net cash flows:	$44,862	$9,832

NOTE 15 – SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (continued)

Future cash inflows are computed by applying year-end commodity prices, adjusted for location and quality differentials on a property-by-property basis, to year-end quantities of proved reserves, except in those instances where fixed and determinable price changes are provided by contractual arrangements at year-end.

In our 2011 year-end reserve report, we used the average price of oil and natural gas at the first of the month for the preceding twelve months period which is $87.91 per barrel of oil and $5.61 per mcf.

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

Future income tax expenses are generally computed by applying the appropriate year-end statutory tax rates to the estimated future pretax net cash flows relating to the Company’s proved crude oil and natural gas reserves, less the tax basis of the properties involved. The future income tax expenses give effect to tax credits and allowances, but do not reflect the impact of general and administrative costs and exploration expenses of ongoing operations relating to the Company’s proved crude oil and natural gas reserves. In light of the Company’s net operating loss carryforwards, no income tax expense has been deducted.

Changes in Standardized Measure of Discounted Future Net Cash Flows for the Year Ended December 31, 2011:

(in thousands)	2011
Beginning of year	$9,832
Purchase of minerals in place (Pure Merger)	6,509
Extensions and discoveries	13,115
Revisions to previous estimates	20,767
Sales of oil and gas produced, net of production costs	(4,378)
Net change in income taxes	-
Accretion of discount	(983)
End of year	$44,862

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In the year ending December 31, 2011, Cross Border Resources Inc.’s management team conducted tests of its disclosure control and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Accounting Officer concluded that data used in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In management’s opinion, based on the assessment completed for the year ended December 31, 2011, and as of December 31, 2011, the disclosure controls and procedures are operating effectively.

Management’s Report on Internal Control Over Financial Reporting

Cross Border Resources Inc.’s management is responsible for establishing and maintaining systems of adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and Disclosure Controls and Procedures as such term is defined in Exchange Act Rule 13a-15(e) . Because of its inherent limitations, internal control over financial reporting and disclosure controls and procedures may not prevent or detect misstatements.

In the year ending December 31, 2011, the management team conducted tests of its internal control over financial reporting in accordance with the standards set forth by the Public Company Accounting Oversight Board (“PCAOB”) in the United States. In accordance with these standards, management assessed and tested, on a sample basis, our internal control over financial reporting according to a comprehensive risk analysis using the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). It is management’s opinion that the testing methodology of the internal control framework is appropriate and provides reasonable assurance as to the integrity and reliability of the internal control over financial reporting.

In management’s opinion, based on the assessment completed for the year ended December 31, 2011, and as of December 31, 2011, the internal controls over financial reporting are operating effectively.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

All information required to be disclosed in a report on Form 8-K during the fourth quarter, ended December 31, 2011, has been previously reported by us on Form 8-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

On January 3, 2011, upon closing of the Pure Merger, the individuals listed in the following table, with the exception of Nancy Stephenson, were appointed as the Company’s executive officers and directors. Ms. Stephenson was appointed in August 2011 upon the departure of P. Mark Stark, the former Chief Financial Officer for the Company.

Name	Age	Position
Everett Willard Gray, II	36	Chief Executive Officer and Chairman of the Board of Directors
Lawrence J. Risley	61	President, Chief Operations Officer and a Director
John Hawkins	66	Director
Brad E. Heidelberg	37	Director
Richard F. LaRoche Jr.	67	Director
Nancy S. Stephenson	58	Chief Accounting Officer, Treasurer and Secretary

Everett Willard Gray, II is our Chief Executive Officer and Chairman of our Board of Directors, and was appointed to these positions on December 10, 2008. Mr. Gray is a seasoned executive who has been extensively involved in entrepreneurial ventures in oil field production as an angel investor and advisor/consultant to exploration and production start ups. Mr. Gray also has a diverse background gained from sales and marketing positions with a number of Fortune 500 companies, including Prudential Financial, Pharmacia Corp., Medtronic Inc., and Guidant Corporation.

In April 2007, Mr. Gray founded WS Oil & Gas Limited, which provides merger and acquisition and capital raising consulting services to businesses in the energy sector. Mr. Gray provided services through WS Oil & Gas Limited from its formation until joining Doral in December 2008. From August 2006 to March 2007, Mr. Gray was the CEO and President of Well Renewal Inc., an exploration and production company. Mr. Gray was also a director of Well Renewal Inc. from April 2006 to March 2007. From July 2002 to July 2006, Mr. Gray worked as a sales representative for, in turn, Medtronic Inc., Guidant Corporation and FoxHollow Technologies Inc.

Mr. Gray received his B.S. in Business Management from Texas State University. While attending Texas State, Mr. Gray was a member of the golf team, earning Southland Conference All-Academic Honors, as well as being a member of the Southland Conference Golf Championship team.

Mr. Gray’s prior experience in finding partners to bring capital, assets and expertise to emerging companies, especially in the oil and gas industry, brings immense value to the Company.

Lawrence J. Risley was appointed as the Company’s President and Chief Operating Officer and as a director of the Company effective January 3, 2011, upon closing of the Pure Merger. Mr. Risley has over 30 years of energy industry experience in exploration, production, and operations areas. He has practical working knowledge in Gulf Coast, East Texas, Appalachian, Illinois, and Permian basins in management roles as well as an individual contributor. Mr. Risley has served as Chief Operating Officer of Pure Energy Group, Inc. since 2004, where he has been responsible for building investor value through acreage trades and acquisitions and drilling activities. At Pure, Mr. Risley has been responsible for deploying capital investments into active development of Pure’s acreage positions. He held the position of Vice President of Exploration and Production for North Coast Energy from 2002 to 2004 where he was responsible for delivering reserves production and value growth for an Appalachian focused exploration and production company that operated nearly 4,000 wells. He was employed with Chevron/Texaco from 1978 to 2000.

Mr. Risley obtained his Bachelors and Masters Degrees in Geology from State University of New York at Oneonta. Mr. Risley is a member of the American Association of Petroleum Geologists, the New Mexico Oil and Gas Association, the Permian Basin Geologic Society, the South Texas Geologic Society and the Houston Geologic Society.

Mr. Risley’s extensive knowledge and experience in the day-to-day operations of a company whose primary focus is oil and gas exploration and production was the primary factor in his election to the Board.

John W. Hawkins was appointed as a director of the Company effective January 3, 2011, effective upon closing of the Pure Merger. Mr. Hawkins has over 30 years experience in management and accounting for NYSE listed companies. He previously served as interim CFO of Pure L.P. and Aztec Energy Partners. In 2002, he retired as VP-Treasurer of Dillard Department Stores after 28 years of service. As VP-Treasurer of Dillard’s, he managed the treasury department, assisted with the annual audits, managed payroll department, tax department, accounts payable department, worker’s compensation and general liability department, and the employee benefits department. He was one of the 401(k) and pension plan administrators. He was heavily involved in the acquisition of 16 companies totaling approximately $2.5 billion in revenue.

Mr. Hawkins received a BBA with a major in accounting from Midwestern University.

Mr. Hawkins qualifies as an audit committee financial expert. In addition, his experience with publicly traded companies and his historical knowledge of the Pure operations and assets prior to the Pure merger were significant factors that led to his election to the Board.

Mr. Hawkins has served on the board of directors of the Self Insurance Institute of America, Ronald McDonald House of Little Rock, Texas Self Insured Association and as chairman of the advisory board of Certergy Inc.

Brad E. Heidelberg has been a member of the Company’s Board of Directors since June 4, 2010. For the past six years, Mr. Heidelberg has been a practicing attorney in Midland, Texas, with his primary focus on oil and gas law. From 2000 to 2003, Mr. Heidelberg served as a prosecutor in the District Attorney’s office in Midland, Texas and then worked with the law firm of Linebarger Goggan Blair & Sampson LLP until 2005.

Mr. Heidelberg graduated from Texas A&M University in 1997 with a B.S. in Agricultural Development. He obtained a juris doctorate degree from Texas Tech University School of Law and became licensed to practice law in Texas in 2000.

Mr. Heidelberg’s legal expertise relating to oil and gas development, oil and gas transactions, and his daily presence in the Permian basin oil and gas industry were significant factors considered in his appointment to the Board.

Richard F. LaRoche Jr. was appointed as a director of the Company effective January 3, 2011, upon closing of the Pure Merger. Mr. LaRoche served 27 years with National HealthCare Corporation (“NHC”) as Secretary and General Counsel and 14 years as Senior Vice President, retiring from these positions in May 2002. He has served as a Board member of NHC since 2002. Mr. LaRoche serves as a director of Lodge Manufacturing Company (privately held). He also served on the boards of National Health Investors, Inc. from 1991 through 2008, National Health Realty, Inc. from 1998 through 2007 and Trinsic, Inc. from 2004 through 2006. Mr. LaRoche continues to serve on NHC’s Board of Directors and on that Board’s Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee.

He has a law degree from Vanderbilt University (1970) and an A.B. degree from Dartmouth College (1967).

Mr. LaRoche brings significant experience to this Board. He has served as both an independent board member to a large publicly-held company and acted as general counsel to that company. The Company sought a director who could provide leadership as the Company developed its policies and procedures, and Mr. LaRoche has provided that direction and leadership. Mr. LaRoche’s legal and board experience were the primary factors considered in connection with his election to the Board.

Nancy S. Stephenson was appointed as the Company’s Chief Accounting Officer, Treasurer and Secretary effective August 10, 2011. Ms. Stephenson has over thirty years of accounting experience, primarily in publicly traded companies in the energy business. From March 2003 to February 2010, she served as Compliance Reporting Manager for TXCO Resources Inc., a public company not affiliated with the Company. As Compliance Reporting Manager, she assisted with the preparation of financial statements and was responsible for TXCO Resources, Inc.’s periodic reporting compliance with the Securities and Exchange Commission (the “SEC”). From March 2010 through July 2011, she provided consulting services relating to periodic reporting with the SEC on a project basis for various companies. Ms. Stephenson holds a BBA in Accounting from the University of Houston and is a Certified Public Accountant.

Number of Directors and Term of Office

The Bylaws provide that the authorized number of directors of the Company shall be not less than one (1) nor more than nine (9) as fixed from time to time by resolution of the Board of Directors. The Board of Directors has fixed the number of directors at five (5).

Members of our Board of Directors are appointed to hold office until the next annual meeting of our stockholders or until his or her successor is elected and qualified, or until he or she resigns or is removed in accordance with the provisions of the Nevada Revised Statutes (the “NRS”). Our officers are appointed by our Board of Directors and hold office until removed by the Board.

The Company’s next annual meeting for election of directors will be held at 3:00 p.m. on May 9, 2012, at the Hyatt Place San Antonio, which is located at 1610 East Sonterra Boulevard, San Antonio, TX 78258.

Significant Employees

Other than Mr. Gray, Mr. Risley and Ms. Stephenson, we do not currently have any significant employees.

AUDIT COMMITTEE

The primary functions of the Audit Committee are to assist the Board of Directors of the Company in fulfilling its oversight responsibilities with respect to: (i) the Company’s systems of internal controls regarding finance, accounting, legal compliance and ethical behavior; (ii) the Company’s auditing, accounting and financial reporting processes generally; (iii) the Company’s financial statements and other financial information provided by the Company to its stockholders, the public and others; (iv) the Company’s compliance with legal and regulatory requirements; and (v) the performance of the Company’s corporate audit department and independent auditors. Consistent with these functions, the Committee will encourage continuous improvement of, and foster adherence to, the Company’s policies, procedures and practices at all levels.

The members of the Audit Committee are not full-time employees of the Company and may or may not be accountants or auditors by profession or experts in the fields of accounting or auditing and, in any event, do not serve in such capacity. Consequently, it is not the duty of the Committee to conduct audits or to determine that the Company’s financial statements and disclosures are complete and accurate and are in accordance with generally accepted accounting principles and applicable rules and regulations.

The members of the Audit Committee are the Company’s three independent directors - John W. Hawkins, Brad E. Heidelberg and Richard F. LaRoche, Jr. John W. Hawkins serves as chair of the Audit Committee and the Board has determined that he qualifies as an audit committee financial expert. Mr. Hawkins is independent as such term as defined by both NASDAQ Marketplace Rule 5605 and SEC Rule 10A-3(b)(1). The Audit Committee meets at least four times per year (on a quarterly basis). As part of its job to foster open communications, the Audit Committee does meet in separate executive sessions without management and the Company’s independent auditors to discuss any matters that the Audit Committee believes should be discussed privately.

The charter of the Audit Committee is available on the Investor Relations section of the Company’s website (www.xbres.com) by clicking “Investor Relations” and then “Corporate Governance.”

NOMINATING AND CORPORATE GOVERNANCE COMMITTEE

The purpose of the Nominating and Corporate Governance Committee is to provide assistance to the Board of Directors in identifying and recommending candidates qualified to serve as directors of the Company, to review the composition of the Board of Directors, to develop, review and recommend governance policies and principles for the Company and to review periodically the performance of the Board of Directors.

The Nominating and Corporate Governance Committee considers candidates for Board membership suggested by its members and other Board members as well as management and stockholders. The Nominating and Corporate Governance Committee among many factors, considers qualities of high personal and professional ethics, values and integrity It also examines the skills, diversity, backgrounds and experience with business and other organizations of director nominees. Also, the Nominating and Corporate Governance Committee looks for candidates with the ability and willingness to commit adequate time to, as well as a commitment to representing the long-term interests of Cross Border.

The members of the Nominating and Corporate Governance Committee are the Company’s three independent directors - John W. Hawkins, Brad Elliott Heidelberg and Richard F. LaRoche, Jr. Mr. LaRoche serves as chair of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee meets at least annually.

The charter of the Nominating and Corporate Governance Committee is available on the Investor Relations section of the Company’s website (www.xbres.com) by clicking “Investor Relations” and then “Corporate Governance.”

The Nominating and Corporate Governance Committee has adopted the following procedures by which security holders may recommend nominees to the Company’s board of directors(as well as presenting shareholder proposals for consideration by the shareholders at the next annual meeting):

The Nominating and Corporate Governance Committee will consider all nominees and shareholder proposals presented to it in writing provided that such nominees and proposals are received by the Committee no later than the first day of the fourth quarter (October 1) of the Company’s fiscal year for consideration for nomination by the Nominating and Corporate Governance Committee at the following annual shareholders’ meeting to be held in or around May of the following year. Written requests should be sent to the Company’s address to the attention of the Chair of the Nominating and Corporate Governance Committee.

COMPENSATION COMMITTEE

The purpose of the Compensation Committee of the Board of Directors is to discharge the responsibilities of the Board relating to compensation of the Company’s executive officers and to review and approve senior officers’ compensation.

Under the Charter of the Compensation Committee, the Compensation Committee is required to meet at least annually and more frequently as necessary or appropriate. Special meetings of the Committee may be called on two hours notice by the Chairman of the Board or the Committee Chairman. A majority of the Committee constitutes a quorum and the Committee may act only on the affirmative vote of a majority of the members present at the meeting.

The members of the Compensation Committee are the Company’s three independent directors - John W. Hawkins, Brad Elliott Heidelberg and Richard F. LaRoche, Jr. Mr. Heidelberg serves as chair of the Compensation Committee.

The charter of the Compensation Committee is available on the Investor Relations section of the Company’s website (www.xbres.com) by clicking “Investor Relations” and then “Corporate Governance.”

CODE OF ETHICS

In connection with the Pure Merger, we adopted a Code of Business Conduct and Ethics applicable to all of our employees and directors, including our principal executive officer and principal financial officer, which is a “code of ethics” as defined by applicable rules of the SEC. The Code of Ethics is attached as an exhibit to this Annual Report on Form 10-K. A copy of the Company’s Code of Ethics can be found on the Company’s website, under the Investor Relations- Corporate Governance tabs (http://xbres.investorroom.com/corp-governance). A copy of the Code of Ethics will be provided without cost to any person who makes such request by email at willg@xbres.com or by phone at (210) 226-6700.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, we have no knowledge of any failure to report on a timely basis any transaction required to be disclosed under section 16(a) of the Exchange Act other than as follows: (i) Red Mountain Resources, Inc. filed a Form 3 on March 13, 2012, reporting its acquisition of ten percent of the Company’s common stock that occurred on May 26, 2011; (ii) Will Gray filed a Form 4 on January 13, 2011, reporting stock options granted to him on January 5, 2011; (iii) Brad Heidelberg filed a Form 4 on January 18, 2011, reporting stock options granted to him on January 5, 2011; and (iv) Pure Gas Partners II, L.P. filed a Form 4 on February 22, 2011, reporting a distribution of the Company's shares to Pure Gas Partners II, L.P.'s partners effective February 9, 2011.

ITEM 11. EXECUTIVE COMPENSATION

Everett Willard Gray, II, Lawrence J. Risley and Nancy S. Stephenson are the Company’s current executive officers. Mr. Gray and Mr. Risley have Employment Agreements as described below. Ms. Stephenson has no employment agreement for a defined term, but the Company has executed a letter agreement in favor of Ms. Stephenson providing for severance payments to be paid to her upon certain events as described below.

EMPLOYMENT AGREEMENT WITH WILL GRAY

Effective January 31, 2011, the Company entered into an Employment Agreement with Everett Willard “Will” Gray II (the “Gray Employment Agreement”) to serve as the Company’s Chairman and Chief Executive Officer. The initial term of the Gray Employment Agreement began on January 31, 2011, and continues until January 31, 2013. After such date, the Gray Employment Agreement automatically renews for successive one-month terms. Under the Gray Employment Agreement, Mr. Gray is paid an annual base salary equal to $200,000 and is eligible to receive such bonuses as may be determined appropriate in the sole discretion of the Company’s Compensation Committee or Board of Directors from time-to-time without any obligation to do so. The Company also agreed to grant to Mr. Gray an option to purchase an aggregate of six hundred fifty thousand (650,000) shares of the Company’s common stock. Mr. Gray’s options were set to vest and expire as follows: 300,000 options vesting at $4.80 per share on January 31, 2011, and expiring on January 30, 2016; 125,000 options vesting at $5.28 per share on January 31, 2012, and expiring on January 30, 2017; 125,000 options vesting at $5.80 per share on January 31, 2013, and expiring on January 30, 2018; and 100,000 options vesting at $6.38 per share on January 31, 2014 and expiring on January 30, 2019. In October 2011, all of these options were purchased by the Company, for $0.10 per option share (total purchase price of $65,000) and were subsequently cancelled. Mr. Gray receives a monthly automobile allowance of $1,300 and is entitled to participate in benefit plans offered by the Company.

On March 5, 2012, the Gray Employment Agreement was amended for the purpose of increasing the amount payable to Mr. Gray upon termination of the Gray Employment Agreement in certain circumstances and amending the timing of such payment upon a change in control. The Gray Employment Agreement, as amended, now provides that upon termination without Cause, upon termination by Mr. Gray for Good Reason or upon a Corporate Transaction (all as defined in the Gray Employment Agreement), Mr. Gray will be paid the following compensation: a lump sum cash payment in an amount equal to the greater of (a) twenty four (24) months of Mr. Gray’s annual base salary, and (b) the monetary equivalent of Mr. Gray’s benefits for a period of twenty-four (24) months.. No severance is to be paid if Mr. Gray is terminated by the Company for cause.

In the Gray Employment Agreement, Mr. Gray has agreed to a noncompetition and nonsolicitation agreement for the two-year period following the expiration or termination of the Gray Employment Agreement.

EMPLOYMENT AGREEMENT WITH LARRY RISLEY

Effective January 31, 2011, the Company entered into an Employment Agreement with Lawrence J. Risley (the “Risley Employment Agreement”) to serve as the Company’s President and Chief Operating Officer. The initial term of the Risley Employment Agreement began on January 31, 2011, and continues until January 31, 2013. After such date, the Risley Employment Agreement automatically renews for successive one-month terms. Under the Risley Employment Agreement, Mr. Risley is paid an annual base salary equal to $200,000 and is eligible to receive such bonuses as may be determined appropriate in the sole discretion of the Company’s Compensation Committee or Board of Directors from time-to-time without any obligation to do so. The Company also agreed to grant to Mr. Risley an option to purchase an aggregate of three hundred thousand (300,000) shares of the Company’s common stock. Mr. Risley’s options were to vest and expire as follows: 150,000 options vesting at $4.80 per share on January 31, 2011, and expiring on January 30, 2016; and 150,000 options vesting at $5.28 on January 31, 2012 and expiring on January 30, 2017. In October 2011, all of Mr. Risley’s options were purchased by the Company, for $0.10 per option share (total purchase price of $30,000) and were subsequently cancelled. Mr. Risley receives a monthly automobile allowance of $975.00 and is entitled to participate in benefit plans offered by the Company.

On March 5, 2012, the Risley Employment Agreement was amended for the purpose of increasing the amount payable to Mr. Risley upon termination of the Risley Employment Agreement in certain circumstances and amending the timing of such payment upon a change in control. The Risley Employment Agreement, as amended, now provides that upon termination without Cause, upon termination by Mr. Risley for Good Reason or upon a Corporate Transaction (all as defined in the Risley Employment Agreement), Mr. Risley will be paid the following compensation: a lump sum cash payment in an amount equal to the greater of (a) twenty-four (24) months of Mr. Risley’s annual base salary, and (b) the monetary equivalent of Mr. Risley’s benefits for a period of twenty-four (24) months. No severance is to be paid if Mr. Risley is terminated by the Company for cause.

In the Risley Employment Agreement, Mr. Risley has agreed to a noncompetition and nonsolicitation agreement for the two-year period following the expiration or termination of the Risley Employment Agreement.

TERMS OF EMPLOYMENT OF NANCY STEPHENSON

On August 10, 2011, Nancy S. Stephenson was appointed as the Company’s Chief Accounting Officer, Treasurer and Secretary. The Company pays Ms. Stephenson a monthly salary of $10,000 per month. Ms. Stephenson receives no other cash or noncash compensation and no employee benefits other than four weeks of paid vacation annually. Ms. Stephenson’s employment is at-will and not for any specified term. However, on March 5, 2012, the Company issued to Ms. Stephenson a letter agreement pursuant to which the Company agreed that if her employment is terminated without cause on or before January 31, 2013 or within one year of a change in control event occurring on or before January 31, 2013, she will be paid an amount equal to six (6) months of her annual base salary. No severance is to be paid if she is terminated by the Company for cause.

Ms. Stephenson began providing consulting services to the Company in May 2011. From that date until her appointment on August 10, 2011, the Company paid consulting fees to Ms. Stephenson equal to approximately $16,000 in the aggregate.

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid to or earned during the last two fiscal year~~s~~.

Name & Principal Position Held	Year Ended (1)	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		All Other Compensation ($)		Total ($)
Everett Willard Gray, II Chairman and CEO	December 31, 2011	$200,000	$72,500	$0	$278,348		$118,384	(3)	$669,232	(3)
	December 31, 2010(2)	$75,000	$0	$0	$0		$5,244		$80,244	(4)
	July 31, 2010	$180,000	$0	$0	$0		$12,586		$192,586	(4)
Lawrence J. Risley President, COO & Director	December 31, 2011	$200,000	$106,250	$0	$145,326		$41,135	(5)	$492,711	(5)
	December 31, 2010(6)	$186,320	$12,500	$0	$0		$8,594		$207,414	(7)
Nancy S. Stephenson CAO, Treasurer & Secretary	December 31, 2011	$42,917	$5,000	$0	$0		$15,650		$63,567	(8)
P. Mark Stark Former Chief Financial Officer (9)	December 31, 2011	$118,500	$0	$0	$54,000	(10)	$10,908		$183,408
	December 31, 2010(2)	$0	$0	$0	$0		$34,000		$34,000

(1)	Effective with the Pure Merger, the fiscal year changed from August 1 to July 31 to January 1 to December 31.
(2)	This is the interim period beginning August 1, 2010 through December 31, 2010. The new fiscal year began January 1, 2011.
(3)
See narrative above describing Mr. Gray’s current written employment agreement. The $278,348 shown as Option Awards represents non-cash expense recognized by the Company on options granted to Mr. Gray. However in October 2011, the Company purchased those options from Mr. Gray, for a payment of $65,000, and cancelled them. Therefore, “All Other Compensation” includes this $65,000 payment. The remaining portion of “All Other Compensation” is made up of reimbursement of moving expenses in the amount of $16,000, the car allowance described above and health insurance premiums paid by the Company on behalf of Mr. Gray. The “Total” includes the payment to Mr. Gray for the cancelled option awards. The “Total would be $390,884 if the cancelled option award was excluded. Mr. Gray is not separately compensated for his services as Chairman of the Board or as a Director.

(4)
Pursuant to a verbal agreement, Doral Energy Corp. paid Mr. Gray a salary of $180,000 per year, beginning May 23, 2009. In addition, Doral provided Mr. Gray with a vehicle allowance in the amount of $1,048.86 per month.

(5)
See narrative above describing Mr. Risley’s current written employment agreement. The $145,326 shown as Option Awards represents non-cash expense recognized by the Company on options granted to Mr. Risley. However in October 2011, the Company purchased those options from Mr. Risley, for a payment of $30,000, and cancelled them. Therefore, “All Other Compensation” includes this $30,000 payment. The remaining portion of “All Other Compensation” is the car allowance described above and dental insurance premiums paid by the Company on behalf of Mr. Risley. The “Total” includes the payment to Mr. Risley for the cancelled option awards. The “Total” would be $347,385 if the cancelled option award was excluded. Mr. Risley is not separately compensated for his services as a Director.

(6)	Reflects Pure L.P.’s fiscal year January 1 – December 31
(7)	Compensation was paid by Pure L.P. for Mr. Risley’s services as Chief Operating Officer.
(8)
Ms. Stephenson has been paid a salary of $10,000 per month since she was hired in August 2011. From May 2011 through the date of her hire, Ms. Stephenson provided consulting services to the Company and was paid $15,650 for those services.

(9)
Mr. Stark served and the Company’s CFO from October 13, 2010 until his resignation effective August 8, 2011. During the 2010 period he served under a consulting contract at a rate of $15,000 per month. Upon the Pure Merger at January 3, 2011, he became an employee of the Company and served under an employment agreement providing for the same monthly rate, plus benefits and a car allowance of $750 per month.

(10)
The $54,000 shown as Option Awards represents non-cash expense recognized by the Company on options granted to Mr. Stark. These options expired upon Mr. Stark’s employment termination and are no longer outstanding.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

As of our year ended December 31, 2011, no equity awards were outstanding to our named executive officers as that term is defined in Item 402(m)(2) of Regulation S-K.

DIRECTOR COMPENSATION

The three non-management directors, Brad E. Heidelberg, John W. Hawkins and Richard F. LaRoche, were issued options to purchase 25,000 shares, 37,500 shares and 25,000 shares, respectively, in January 2011 for their 2011 board service. The exercise price of these shares is $4.80. In addition, these non-management directors receive $1,500 for all board meetings for which attendance in person is required and $500 for all board meetings held telephonically, committee meetings not in conjunction with full board meetings and meetings with management, as well as a quarterly fee of $2,000.

The following table sets forth the compensation paid to the directors of the Company during the year ended December 31, 2011, other than directors who were also named executive officers and for whom information is included on the Summary Compensation Table above.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
John W. Hawkins	$21,000	$20,162(1)	$41,162
Brad E. Heidelberg	$21,000	$13,441(2)	$34,441
Richard F. LaRoche	$21,000	$13,441(2)	$34,441

(1)	Represents option awards for 37,500 shares.
(2)	Represents option awards for 25,000 shares.

RETIREMENT, TERMINATION OR CHANGE IN CONTROL COMPENSATION PAYABLE TO EXECUTIVES

The Company has agreements with Mr. Gray, Mr. Risley and Ms. Stephenson related to compensation upon termination of their employment without cause or upon a change in control. These provisions are described in detail under the headings of Employment Agreement with Will Gray, Employment Agreement with Larry Risley and Terms of Employment of Nancy Stephenson. The following table provides a summary of the Golden Parachute Compensation that would be payable if such triggering event occurred as of March 9, 2012:

Name	Cash ($)	Equity ($)	Perquisites/benefits ($)	Total ($)
Everett Willard Gray, II	$400,000	$0	$78,298 (1)	$478,298
Lawrence J. Risley	$400,000	$0	$24,912 (2)	$424,912
Nancy S. Stephenson	$60,000	$0	$0	$60,000

(1) Represents a lump sum cash payment in advance for 24 months of car allowance and health insurance premiums.
(2) Represents a lump sum cash payment in advance for 24 months of car allowance and dental insurance premiums.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLANS

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a)) (c)
Equity Compensation Plans Approved By Security Holders	None	Not Applicable	None
Equity Compensation Plans Not Approved By Security Holders	87,500	$4.80	2,335,291 (1)

(1)
The total number of securities available for issuance under the plan cannot exceed 15% of the total number of shares of common stock outstanding. Therefore, as of March 9, 2012, the number of securities remaining available is 15% of 16,151,946 (2,422,791) less outstanding options (87,500).

2009 Stock Incentive Plan

Effective April 29, 2009, our Board of Directors adopted our 2009 Stock Incentive Plan (the “2009 Plan”). The purpose of the 2009 Plan is to enhance our long-term stockholder value by offering opportunities to our directors, officers, employees and eligible consultants (“Participants”) to acquire and maintain stock ownership in us in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

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

Awards may be granted in the form of options to purchase shares of our common stock (“Option Awards”) or in the form of shares of our common stock (“Stock Awards”). Option Awards granted under the 2009 Plan may be made in the form of incentive stock options and non-qualified stock options. Incentive stock options granted under the 2009 Plan are those intended to qualify as “incentive stock options” as defined under Section 422 of the Internal Revenue Code. However, in order to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code, the 2009 Plan must be approved by our stockholders within 12 months of its adoption. The 2009 Plan has not been approved by our stockholders and there is no assurance that the 2009 Plan will be approved by our stockholders. Non-qualified stock options granted under the 2009 Plan are Option Awards that do not qualify as incentive stock options under Section 422 of the Internal Revenue Code. Stock Awards may be made subject to such terms, conditions and restrictions as the plan administrator may, in its sole discretion, decide, including transfer restrictions and vesting provisions. On May 26, 2009, we filed a Registration Statement on Form S-8 (Registration Number 333-159480) under the Securities Act of 1933, as amended (the “Securities Act”), to register 8,500,000 shares of our common stock available for issuance under the 2009 Plan.

On August 10, 2010, we filed a Registration Statement on Form S-8 (Registration Number 333-168724) under the Securities Act to register an additional 6,000,000 shares of our common stock available for issuance under the 2009 Plan as amended and restated. The total registered shares available for issuance under the 2009 Plan was reduced to 263,636 shares by the 1-for-55 reverse split effective December 27, 2010. The 2009 Plan expressly provides that the number of shares may be increased to the number of shares issued under the 2009 Plan provided that it does not exceed 15% of the outstanding shares. The total number of shares underlying currently outstanding options issued under the Plan is 87,500.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth certain information concerning the number of shares of our common stock, warrants and options owned beneficially as of February 29, 2012, by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Security Ownership of Five Percent Owners

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	David Paul Crews(1) 3200 State Road 13 St. Johns, FL 32259	1,048,221(1) (indirectly)	6.49%(1)
Common Stock	Red Mountain Group (2) 2515 McKinney Ave, Suite 900 Dallas, TX 75201	6,973,589 (directly by Black Rock Capital, Inc. and by Red Mountain Resources, Inc.)	38.13%
Common Stock	Lazarus Investment Partners LLLP, Lazarus Management Company LLC, and Justin B. Borus (3) 3200 Cherry Creek South Drive, Suite 670 Denver, CO 80209 (3)	1,205,539	7.46%
Common Stock	LaRoche Enterprises, a general partnership, LaRoche Family L.P. and Bush Forest L.P. (4) P.O. Box 1398 Murfreesboro, TN 37133-1398	878,566	5.39%

(1)
As reported on Schedule 13G filed on March 4, 2011. David Crews, as managing member of CCJ/BDR Investments, LLC, as trustee of the David Paul Crews Revocable Trust and the David Paul Crews Insurance Trust, and as custodian for Cameron Grace Crews, Conley Adron Crews, and Jennifer Alaine Crews. The Company believes that most of these shares have been sold based on the stockholder ledger maintained by the Company’s transfer agent. However, no amendment has been filed to this 13G and the Company has no way of identifying the number of shares indirectly owned or owned in street name by this reporting person.

(2)
As reported on Schedule 13D/A filed on March 12, 2012, Red Mountain Group consists of Red Mountain Resources, Inc., Black Rock Capital, Inc., Alan W. Barksdale, Paul N. Vassilakos, Richard Y. Roberts, Lynden B. Rose, Randell K. Ford and William F. Miller III. Of the shares controlled by the Red Mountain Group, Black Rock Capital, Inc. owns 2,136,164 shares and warrants to purchase 2,136,164 shares and Red Mountain Resources, Inc. owns 2,701,261 shares. Red Mountain Resources, Inc. owns 100% of Black Rock Capital, Inc. and Alan Barksdale is the Chief Executive Officer, a director and greater than 5% shareholder of Red Mountain Resources, Inc. and President of Black Rock Capital, Inc. The shares underlying the warrants are included in the number of shares owned and the number of shares outstanding for this calculation despite the limitations on their exercisability if they are held by a person or entity owning more than 19.99% of the outstanding stock.

(3)
As reported on Schedule 13G/A filed on February 14, 2012. Lazarus Management is the investment adviser and general partner of Lazarus Partners. Justin B. Borus is the managing member of Lazarus Management.

(4)
Includes vested and exercisable options to purchase 25,000 shares and warrants to purchase 133,334 shares at $2.25 per share that became exercisable on November 26, 2011. LaRoche Enterprises, a general partnership, LaRoche Family L.P. and Bushy Forest L.P. are controlled by Richard F. LaRoche.

Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Everett Willard Gray II Chairman of the Board and Chief Executive Officer	470,194 (1) (indirect)	2.91%
Common Stock	Lawrence J. Risley President and Director	192,344 (direct)	1.19%
Common Stock	John W. Hawkins Director	47,500(2) (direct)	*
Common Stock	Brad Elliott Heidelberg Director	25,000(3) (direct)	*
Common Stock	Richard F. LaRoche Director	878,566 (4) (direct and indirect)	5.39%
Common Stock	Nancy S. Stephenson Chief Accounting Officer, Treasurer and Secretary	0	*
Common Stock	P. Mark Stark Former Chief Financial Officer	727	*
Common Stock	Directors and officers as a group (six individuals excluding P. Mark Stark)	1,613,604 (5)	9.86%
* Less than one percent

Note: Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 9, 2012. As of March 9, 2012, there were 16,151,946 shares of our common stock issued and outstanding.

(1)	470,194 shares are held indirectly through WS Oil & Gas Limited, a limited partnership controlled by Mr. Gray.
(2)	Includes vested and exercisable options to purchase 37,500 shares. Shares are owned indirectly by the John Hawkins & Carole Hawkins Revocable Trust.
(3)	Includes vested and exercisable options to purchase 25,000 shares.
(4)
Includes vested and exercisable options to purchase 25,000 shares and warrants to purchase 133,334 shares at $2.25 per share. Shares and warrants are held indirectly through LaRoche Enterprises, a general partnership, LaRoche Family L.P. and Bushy Forest L.P. (entities controlled by Mr. LaRoche).

(5)	Includes vested and exercisable options to purchase 87,500 shares and warrants to purchase 133,334 shares.
(6)
Based on 16,372,780 shares outstanding (see above note regarding inclusion of options and warrants exercisable within 60 days) . Includes vested and exercisable options to purchase 87,500 shares and warrants to purchase 133,334 shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

RELATED PARTY TRANSACTIONS

During 2011, we paid to BDR Consulting, Inc. (“BDR”), a member of CCJ/BDR Investments, L.L.C., which owned a combined 64.108% limited partnership interest in Pure L.P, consulting fees equal to $73,000.00, excluding a separation payment described below. The president and sole owner of BDR, Jim D. Swink, Jr., also served on the Board of Directors and was the Chief Executive Officer of Pure Energy Group, Inc. Pursuant to a Separation Agreement dated May 31, 2011, the Company paid to BDR an additional $90,000.00 and transferred to Jim D. Swink, Jr. title to a car formerly owned by Pure L.P. and used by Mr. Swink.

As a matter of practice, the Board of Directors considers and approves or disapproves all transactions with related parties upon full disclosure of the relationship and potential conflict of interest. The Company has no written policy regarding related party transactions.

DIRECTOR INDEPENDENCE

Our Board of Directors has determined that John W. Hawkins, Brad E. Heidelberg and Richard F. LaRoche, Jr. are independent as defined by both NASDAQ Marketplace Rule 5605 and SEC Rule 10A-3(b)(1).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the fiscal years ended December 31, 2011 and 2010 for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these years were as follows:

	2011	2010
Audit fees	$103,100	$24,000
Audit-related fees	8,475	1,034
Tax fees	11,487	6,381
All other fees	-	-
Total	$123,062	$31,415

No non-audit services were provided by our independent auditors during the last two fiscal years other than income tax preparation. The tax fees reported above were related to the preparation and filing of federal and state income tax returns and other tax filings and compliance. The audit-related fees consisted primarily of merger-related activity during 2011 and various minor projects during 2010.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

Our Board of Directors pre-approves all audit and any significant non-audit services performed by our independent auditors during the fiscal year.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit
Number	Description of Exhibits
2.1	Agreement and Plan of Merger entered into on December 2, 2010 among Doral Energy Corp., Doral Acquisition Corp., Pure Gas Partners II, L.P. and Pure Energy Group, Inc. (14)
2.2
Agreement and Plan of Merger entered into on December 24, 2010 between Doral Acquisition Corp. (as subsidiary merging entity) and Doral Energy Corp. (as parent surviving entity) with the surviving entity changing its name to Cross Border Resources, Inc. (16)

3.1	Articles of Incorporation. (1)
3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 2,500,000,000 shares, par value $0.001 per share (25-for-1 Stock Split). (3).
3.3	Articles of Merger between Language Enterprises Corp. (as surviving entity) and Doral Energy Corp. (as merging entity). (4)
3.4	Certificate of Change Pursuant to NRS 78.209 decreasing the authorized capital of common stock to 400,000,000 shares, par value $0.001 per share (1-for-6.25 Reverse Split). (5)
3.5	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 2,000,000,000 shares, par value $0.001 per share (5-for-1 Stock Split). (6)
3.6	Certificate of Change Pursuant to NRS 78.209 decreasing the authorized capital of common stock to 36,363,637 shares, par value $0.001 per share (1-for-55 Stock Split). (15)
3.7	Certificate of Merger between Doral Acquisition Corp. (as merging entity) and Doral Energy Corp. (as surviving entity). (16)
3.8	Articles of Merger between Doral Acquisition Corp. (as merging entity) and Doral Energy Corp. (as surviving entity). (16)
3.9	Amended and Restated Bylaws as amended by Amendments No. 1 and No. 2. (*)
4.1	Trust Indenture of Pure Energy Group, Inc. and Pure Gas Partners II, L.P. assumed by the Company. (16)
4.2	Form of Common Stock Warrant. (23)
10.1	Loan and Cancellation of Convertible Note Agreement between Doral Energy Corp. and Edward Ajootian dated March 3, 2010. (7)
10.2	Debt Settlement Agreement with War Chest Multi-Strategy Fund, LLC dated March 8, 2010. (7)
10.3	Amendment Agreement dated March 12, 2010 to Debt Settlement Agreement with War Chest Multi- Strategy Fund, LLC. (7)
10.4	Release and Settlement Agreement between Doral Energy Corp. and Macquarie Bank Limited dated March 8, 2010. (7)
10.5	Purchase and Sale Agreement dated April 30, 2010 between Doral Energy Corp. and Alamo Resources LLC. (8)
10.6	Purchase and Sale Agreement dated June 14, 2010 between Doral Energy Corp., John R. Stearns and John R. Stearns Jr. (9)
10.7	Amended and Restated 2009 Stock Incentive Plan. (10)
10.8	Debt Settlement Agreement dated September 16, 2010 between the Company and War Chest Multi- Strategy Fund, LLC. (11)
10.9	Debt Settlement Agreement dated September 16, 2010 between the Company and Barclay Lyons, LLC. (11)
10.10	Separation Agreement dated June 15, 2010 between Doral Energy Corp. and H. Patrick Seale. (12)
10.11	Debt Settlement Agreement dated November 24, 2010 between the Company and WS Oil & Gas Limited. (13)
10.12	Amended and Restated Credit Agreement between Cross Border Resources, Inc. and Texas Capital Bank, N.A. dated January 31, 2011. (18)
10.13	Employment Agreement with Everett Willard “Will” Gray II. (19)
10.14	Nonqualified Stock Option Award Agreement with Everett Willard “Will” Gray II. (19)
10.15	Employment Agreement with Lawrence J. Risley. (19)
10.16	Nonqualified Stock Option Award Agreement with Lawrence J. Risley. (19)
10.17	Employment Agreement with P. Mark Stark.(19)
10.18	Nonqualified Stock Option Award Agreement with P. Mark Stark.(19)
10.19	Consulting Agreement with BDR, Inc. (19)

Exhibit
Number	Description of Exhibits
10.20	Nonqualified Stock Option Award Agreement with BDR, Inc. (19)
10.21	Loan Agreement by and between Green Shoe Investments Ltd. and the Company. (20)
10.22	Promissory Note to Green Shoe Investments Ltd. (20)
10.23	Loan Agreement by and between Little Bay Consulting SA and the Company. (20)
10.24	Promissory Note to Little Bay Consulting SA. (20)
10.25	Separation Agreement and Release with BDR, Inc. (22)
10.26	Consent Waiver and First Amendment to Amended and Restated Credit Agreement with Texas Capital Bank, N.A. (25)
10.27	First Amendment to Employment Agreement with Everett Willard “Will” Gray II (25)
10.28	First Amendment to Employment Agreement with Lawrence J. Risley (25)
10.29	Letter Agreement with Nancy S. Stephenson (25)
10.30	Letter Agreement with American Standard Energy Corp. (21)
14.1	Code of Business Conduct and Ethics (*)
21.1	List of Subsidiaries. (23)
23.1	Consent of Darilek, Butler & Associates PLLC. (*)
23.2	Consent of Joe C. Neal & Associates, Inc. (*)
24.1	Power of Attorney (included in signature block to this Annual Report on Form 10-K).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)
32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)
99.1	Evaluation of Oil and Gas Reserves of Cross Border Resources, Inc., Effective Date: January 1, 2012. (*)
99.2	Evaluation of Oil and Gas Reserves of Pure Energy Group, Inc., Effective Date: December 31, 2010. (*)
(1)	Filed as an exhibit to our Registration Statement on Form SB-2 filed on September 11, 2006.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended July 31, 2007 filed on October 30, 2007.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on January 9, 2008.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed on April 28, 2008.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed on January 29, 2009.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed on September 14, 2009.
(7)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed on March 22, 2010.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed on May 6, 2010.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed on June 18, 2010.
(10)	Filed as an exhibit to our Current Report on Form 8-K filed on July 30, 2010.
(11)	Filed as an exhibit to our Current Report on Form 8-K filed on October 1, 2010.
(12)	Filed as an exhibit to our Annual Report on Form 10-K filed on November 15, 2010.
(13)	Filed as an exhibit to our Current Report on Form 8-K filed on December 1, 2010.
(14)	Filed as an exhibit to our Current Report on Form 8-K filed on December 6, 2010.
(15)	Filed as an exhibit to our Current Report on Form 8-K filed on December 29, 2010.
(16)	Filed as an exhibit to our Current Report on Form 8-K filed on January 7, 2011.
(17)	Filed as an exhibit to our Current Report on Form 8-K filed on January 19, 2011.
(18)	Filed as an exhibit to our Current Report on Form 8-K filed on February 8, 2011.
(19)	Filed as an exhibit to our Current Report on Form 8-K filed on March 25, 2011.
(20)	Filed as an exhibit to our Current Report on Form 8-K filed on April 28, 2011.
(21)	Filed as an exhibit to our Current Report on Form 8-K filed on November 23, 2011.
(22)	Filed as an exhibit to our Current Report on Form 8-K filed on June 3, 2011.
(23)	Filed as an exhibit to our Registration Statement on Form S-1/A on August 2, 2011.
(24)	Filed as an exhibit to our Current Report on Form 8-K filed on November 16, 2011.
(25)	Filed as an exhibit to our Current Report on Form 8-K filed on March 6, 2012.

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(*)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROSS BORDER RESOURCES, INC.

Date: March 15, 2012	By:	/s/ Everett Willard Gray, II
Everett Willard Gray, II
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: March 15, 2012	By:	/s/ Nancy S. Stephenson
Nancy S. Stephenson
Chief Accounting Officer, Treasurer and Secretary
(Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that the undersigned officers and directors of Cross Border Resources, Inc., a Nevada corporation (the “Corporation”), hereby constitute and appoint Everett Willard Gray, II, the true and lawful agent and attorney-in-fact of the undersigned with full power and authority in said agent and attorney-in-fact, to sign for the undersigned and in his name as an officer or director of the Corporation, any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and with full power of substitution; hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ Everett Willard Gray, II	Chairman of the Board of Directors and Chief Executive Officer	March 14, 2012

/s/ Lawrence J. Risley	President, Chief Operations Officer and Director	March 14, 2012

/s/ Brad E. Heidelberg	Director	March 14, 2012

/s/ Richard F. LaRoche Jr.	Director	March 14, 2012

/s/ John Hawkins	Director	March 14, 2012