Form 10-Q
period 2012-03-31
CROSS BORDER RESOURCES, INC.
filed 2012-05-11
CIK 1373485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 9, 2012, the Registrant had 16,151,946 shares of common stock outstanding.

Cross Border Resources, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three-month period ended March 31, 2012 are not necessarily indicative of the results that can be expected for the year ending December 31, 2012.

As used in this Quarterly Report on Form 10-Q, the terms "we,” "us,” "our,” and the “Company” mean Cross Border Resources, Inc. unless otherwise indicated.  All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Cross Border Resources, Inc.
Balance Sheets

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$70,412	$472,967
Accounts receivable - production	2,905,931	1,184,544
Prepaid expenses and other current assets	1,061,393	1,808,944
Current tax asset	21,737	21,737
Total Current Assets	4,059,473	3,488,192
Property and Equipment
Oil and gas properties (successful efforts method)	36,288,899	30,540,978
Less accumulated depletion and depreciation	(10,415,884)	(9,870,830)
Net Property and Equipment	25,873,015	20,670,148

Other Assets:
Other property and equipment, net of accumulated depreciation of $134,408 and $ 126,473 in 2012 and 2011, respectively	88,053	95,988
Deferred bond costs, net of accumulated amortization of $503,854 and $344,300 in 2012 and 2011, respectively	-	159,554
Deferred bond discount, net of accumulated amortization of $186,560 and $127,483 in 2012 and 2011, respectively	-	59,077
Deferred financing costs, net of accumulated amortization of $39,739 and $26,355 in 2012 and 2011, respectively	174,887	64,746
Intangible assets, net of accumulated amortization of $247,020 and $197,616 in 2012 and 2011, respectively	1,729,137	1,778,541
Goodwill	1,395,807	1,395,807
Other	54,324	54,324
Total Other Assets	3,442,208	3,608,037

TOTAL ASSETS	$33,374,696	$27,766,377

The accompanying notes are an integral part of these financial statements.

	March 31,	December 31,
	2012	2011
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable - trade	$1,081,770	$103,759
Accounts payable - revenue distribution	236,915	143,215
Interest payable	63,173	112,659
Accrued expenses	614,094	418,290
Deferred revenues	-	32,479
Notes payable - current	764,278	764,278
Bonds payable – current portion	-	570,000
Creditors payable – current portion	300,000	186,761
Derivative liability – current portion	248,816	56,908
Total Current Liabilities	3,309,046	2,388,349

Non-Current Liabilities:
Asset retirement obligations	1,191,149	1,186,260
Deferred income tax liability	21,737	21,737
Line of credit	9,300,000	2,381,000
Derivative liability, net of current portion	258,675	28,086
Bonds payable, net of current portion	-	2,825,000
Creditors payable, net of current portion	1,052,783	1,352,783
Total Non-Current Liabilities	11,824,344	7,794,866

TOTAL LIABILITIES	15,133,390	10,183,215

STOCKHOLDERS’ EQUITY
Common stock , $0.001 par value, 36,363,637 shares authorized, 16,151,946 shares issued and outstanding at March 31, 2012 and December 31, 2011	16,152	16,152
Additional paid-in capital	32,617,689	32,617,690
Retained earnings (accumulated deficit)	(14,392,535)	(15,050,680)
TOTAL STOCKHOLDERS’ EQUITY	18,241,306	17,583,162

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,374,696	$27,766,377

The accompanying notes are an integral part of these financial statements.

Cross Border Resources, Inc.
Statements of Operations
For the three months ended March 31, 2012 and 2011
 (Unaudited)

	2012	2011
REVENUES AND GAINS:
Oil and gas sales	$3,573,746	$1,566,813
Other	32,479	32,479
Total Revenues And Gains	$3,606,225	$1,599,292

OPERATING EXPENSES:
Operating costs	688,535	153,063
Production taxes	160,371	105,456
Depreciation, depletion, and amortization	661,469	584,290
Accretion expense	4,889	26,416
General and administrative	671,070	873,146
Total Operating Expenses	2,186,334	1,742,371

GAIN (LOSS) FROM OPERATIONS	1,419,891	(143,079)

OTHER INCOME (EXPENSE):
Bond issuance amortization	(159,553)	(4,664)
Gain (loss) on derivatives	(473,913)	30,266
Interest expense	(131,758)	(105,156)
Miscellaneous other income (expense)	3,478	42,019
Total Other Income (Expense)	(761,746)	(37,535)

GAIN (LOSS) BEFORE INCOME TAXES	658,145	(180,614)

Current tax benefit (expense)	(222,869)	30,868
Deferred tax benefit (expense)	222,869	(5,170)
Income tax benefit (expense)	-	25,698

NET INCOME (LOSS)	$658,145	$(154,916)

NET GAIN (LOSS) PER SHARE:
Basic and diluted	$0.04	$(0.01)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	16,151,946	12,476,945

The accompanying notes are an integral part of these financial statements.

Cross Border Resources, Inc.
Statements of Cash Flows
For the Three Months Ended March 31, 2012 and 2011
 (Unaudited)
	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$658,145	$(154,916)
Adjustments to reconcile net income (loss) to cash used by operating activities:
Depreciation, depletion, amortization	661,469	571,694
Accretion	4,889	26,416
Share-based compensation	-	30,492
Amortization of debt discount and deferred financing costs	218,631	17,260
Changes in operating assets and liabilities:
Accounts receivable	(1,721,387)	(104,914)
Prepaid expenses and other current assets	698,382	3,492,054
Accounts payable	1,022,225	(321,381)
Derivative asset/liability	422,497	-
Accrued expenses	195,570	(201,175)
Deferred income tax	-	(25,698)
Deferred revenue	(32,479)	(32,479)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,127,942	3,297,353

CASH FLOWS FROM INVESTING ACTIVITIES
Cash impact of merger, net	-	(62,797)
Capital expenditures - oil and gas properties	(5,867,736)	(4,285,954)
Capital expenditures - other assets	-	(45,146)
NET CASH USED IN INVESTING ACTIVITIES	(5,867,736)	(4,393,897)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (payments) on line of credit	6,919,000	1,212,500
Proceeds from renewing notes	-	128,037
Repayments of bonds	(3,395,000)	(190,000)
Repayments to creditors	(186,761)	(266,760)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,337,239	883,777

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(402,555)	(212,767)
Cash and cash equivalents, beginning of period	472,967	975,123
Cash and cash equivalents, end of period	$70,412	$762,356

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$101,154	$174,341
Income taxes paid	$-	$-

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

Effective January 3, 2011, the Company completed the acquisition of Pure Energy Group, Inc. (“Pure Sub”) as contemplated pursuant to the Agreement and Plan of Merger dated December 2, 2010 (the “Pure Merger Agreement”) among the Company, Doral Acquisition Corp., the Company’s wholly owned subsidiary (“Doral Sub”), Pure and Pure Sub, a wholly owned subsidiary of Pure (Pure Sub and Pure being collectively referred to herein as the “Pure Energy Group” or the "Predecessor").

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

The purchase price of the assets of the Company arising from the reverse acquisition with the Pure Energy Group was $8,085,984, representing eighty percent (80%) of the appraised value of 2,471,511 post-split shares of the Company which were issued and outstanding immediately prior to the reverse acquisition. The allocation of the purchase price and the purchase price accounting is based upon estimates of the assets and liabilities effectively acquired on January 3, 2011 in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 805, Business Combinations.

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

The statements of income include the results of operations for Cross Border Resources, Inc. commencing on January 4, 2011. As a result, information provided for the three months ended March 31, 2011 presented below includes the actual results of operations from January 4, 2011 to March 31, 2011 and the combined historical financial information for the Cross Border Resources, Inc. (formerly Doral Energy) and Pure for the period January 1, 2011 to January 3, 2011. The unaudited pro forma financial information for the three months ended March 31, 2011 presented below combines the historical financial information for the Cross Border Resources, Inc. and Pure for that period. The following unaudited pro forma information is not necessarily indicative of the results of future operations:

	Three Months Ended
	March 31,
	2012	2011
Revenues	$3,606,225	$1,599,292
Operating income (loss)	1,419,891	(154,309)
Net income (loss)	658,145	(167,832)

Earnings (loss) per share	$0.04	$(0.01)

Basis for Presentation

The unaudited condensed balance sheet as of December 31, 2011 and the unaudited condensed statements of operations and cash flows for the three months ended March 31, 2011 include the accounts of the Predecessor for the period of January 1, 2011 to January 3, 2011 and the accounts of Pure and the Company for the period January 4, 2011 (date of reverse acquisition as discussed below) to March 31, 2011 (collectively, “Cross Border Resources, Inc.” or the “Company”). The comparative balance sheet as of March 31, 2012 and the unaudited condensed statements of operations and cash flows for the three month period ended March 31, 2012 represent the accounts of the Company.  The business combination has been accounted for as a reverse acquisition wherein Pure is treated as the acquirer for accounting purposes.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period to conform to current presentation.

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS (continued)

Interim financial statements

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the its Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 15, 2012. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in its audited financial statements for the fiscal period ended December 31, 2011, may have been omitted. The results of operations for the three month periods ended March 31, 2012 are not necessarily indicative of results for the entire year ending December 31, 2012.

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

Accounts Receivable - Production

Accounts receivable consist of amounts due from customers for oil and gas sales and are considered fully collectible by the Company as of March 31, 2012 and December 31, 2011.  The Company determines when receivables are past due based on how recently payments have been received.

Revenue Recognition

The Company recognizes oil and natural gas revenue from its interests in producing wells when oil and natural gas is produced and sold from those wells.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment

Property, plant, and equipment are stated at cost.  Depreciation of office furniture and equipment is provided using the straight-line method and the Modified Accelerated Cost Recovery System (MACRS) based on estimated useful lives ranging from three to 15 years.  These methods do not materially differ from generally accepted accounting principles.  Depreciation expense was $7,935 and $9,479 for the three month periods ended March 31, 2012 and 2011, respectively.

Asset Retirement Obligations

The Company accounts for asset retirement obligations under the provisions of ASC 410, Asset Retirement and Environmental Obligations, which provides for an asset and liability approach to accounting for Asset Retirement Obligations (ARO).  Under this method, when legal obligations for dismantlement and abandonment costs, excluding salvage values, are incurred, a liability is recorded at fair value and the carrying amount of the related oil and gas properties is increased.  Accretion of liability is recognized each period using the interest method of allocation and the capitalized cost is depleted over the useful life of the related asset. Asset retirement obligations as of March 31, 2012 and December 31, 2011 were $1,191,149 and $1,186,260, respectively.

The following is a description of the changes to the Company’s asset retirement obligations for the year-to-date periods ended March 31, 2012 and December 31, 2011:

	2012	2011
Asset retirement obligations at beginning of year	$1,186,260	$508,588
Asset retirement obligations acquired in acquisition	-	630,499
Revision of previous estimates	-	(158,452)
Accretion expense	4,889	84,428
Additions	-	121,197
Asset retirement obligations at end of period	$1,191,149	$1,186,260

Income Taxes

The Company is a taxable entity for federal or state income tax purposes for which an income tax provision has been made in the accompanying financial statements.  Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Differences between the enacted tax rates and the effective tax rates are primarily the result of timing differences in the recognition of depletion and accretion expenses. These differences do not create a material variance between the enacted tax rate and the effective tax rate. However, net tax expense has been reduced as the result of changes to the valuation allowance.

	Three Months Ended March 31,
	2012	2011
Amount computed at expected statutory rate (33.86% for 2012; 15% for 2011)	$222,869	$(23,237)

Net income tax expense (benefit)	$-	$(25,698)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Comprehensive Income

The Company does not have any components of "other comprehensive income."  Therefore Total Comprehensive Income (Loss) is not reported on the Statements of Operations.

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

The investors in the offering received registration rights.  The Company agreed to file a registration statement covering the resale of the common stock issued and the common stock underlying the warrants issued to the Selling Stockholders within sixty days after the closing date.  The registration statement was declared effective on August 5, 2011. If at the time of exercise of the warrants there is no effective registration statement covering the resale of the shares underlying the warrant, then the  investors in the offering have the right at such time to exercise warrants in full or in part on a cashless basis.

In addition to registration rights, the investors in the offering were offered a right of first refusal to participate in future offerings of common stock if the principal purpose of which is to raise capital.  This right of first refusal terminates upon the earlier of a sale, merger, consolidation or reorganization of the Company or May 26, 2012, the one-year anniversary of the closing date of the offering.

NOTE 3– STOCKHOLDERS' EQUITY  AND EARNINGS PER SHARE (continued)

Warrants

In connection with the equity offering closed on May 26, 2011, the Company issued warrants to purchase an aggregate of 3,600,000 shares of the Company’s common stock at a per-share price of $2.25.  The Company also has outstanding warrants to purchase 3,125 shares of the Company’s common stock at a per-share price of $5.00.

If all of these warrants are exercised for cash, the Company would receive $8,115,625 in aggregate proceeds.  The warrants to purchase the 3,600,000 shares became exercisable in November 2011.  The Company does not expect the immediate exercise of these warrants as the exercise price exceeds the average closing price. Furthermore, no assurances can be made that any of the warrants will ever be exercised for cash or at all.

Stock Options

In January 2011, the Company issued options to purchase a total of 1,602,500 shares of its common stock at option prices ranging from $4.80 to $6.38 per share.  Of that total, 1,265,000 were issued to employees, 250,000 were issued to a consultant and 87,500 were issued to the Company's directors.  During 2011, unvested options to purchase 325,000 shares were forfeited by an employee and a consultant whose relationship with the company ended and vested options to purchase 225,000 shares expired unused.  During October 2011, the Company's board of directors offered to buy back all options held by current employees at $0.10 per option share.  All employees accepted the offer, resulting in a total payment by the Company of $96,500.

At March 31, 2012, options to purchase 87,500 shares of stock at $4.80 per share remain outstanding, all of which are held by members of the Company's Board of Directors.

Earnings Per Share

The following table illustrates the calculation of earnings per share for the three month periods ended March 31:

	Three Month Periods
	2012	2011
Net income (loss)	$658,145	$(154,916)
Weighted-average number of common shares	16,151,946	12,476,945
Earnings per common share:
Basic	$0.04	$(0.01)
Diluted	$0.04	$(0.01)

The exercise prices of all outstanding stock options and warrants, and the conversion price on convertible debt, exceeded the market price for the Company's common stock throughout the periods shown. Therefore there would have been no dilutive impact from these items for the periods.  In periods where a net loss is incurred, any assumed exercise of stock options or warrants would be anti-dilutive.

NOTE 4– RELATED PARTY TRANSACTIONS

The Company paid $58,000 in consulting fees in the three month period ended March 31, 2011, to BDR Consulting, Inc. (BDR), a member of CCJ/BDR Investments, L.L.C., who owned a combined 64.108% limited partnership interest in the Pure Gas Partners II, L.P.  The president of BDR also served on the Board of Directors and was the Chief Executive Officer of Pure Energy Group, Inc. BDR's services have not been used since the termination agreement in June 2011.

NOTE 5 – LONG TERM - DEBT

At March 31, 2012 and December 31, 2011, long-term debt consisted of the following items, excluding the operating line of credit:

	March 31,	December 31,
	2012	2011
7½% Debentures, Series 2005	$-	$3,395,000
Notes Payable – Greenshoe Investment	367,309	367,309
Notes Payable – Little Bay Consulting	396,969	396,969
Total Long-term Debt	$764,278	$4,159,278

7½% Debentures, Series 2005

On March 1, 2005, Pure Energy Group, Inc. and its subsidiary Pure Gas Partners, II, L.P., issued 7 ½ % Debentures, Series 2005, in the principal amount of $5,500,000 (the “Pure Debentures”.  The Pure Debentures were secured by all revenues of the issuer and all money held in the funds and accounts created under the Indenture.  The Pure Debentures would have matured on March 1, 2015, if not redeemed, with principal and interest payable semi-annually on March 1 and September 1.  As of March 31, 2012 and December 31, 2011, the balance payable was $0 and $3,395,000,  respectively.  Interest expense related to the Pure Debentures for the three months ended March 31, 2012 and 2011 was $43,708 and $79,942, respectively.

As permitted by the bond debt agreement, the Company purchased bonds back on the open market at its discretion.  Pure Debentures held by the Company at March 31, 2012 and December 31, 2011 totaled $0 and $100,000, respectively. These Pure Debentures were purchased at a discount of $16,719 during 2011.  The Pure Debentures held by the Company are shown as a reduction of bonds payable on the balance sheet as follows:

	March 31,	December 31,
	2012	2011
Bonds Payable	$-	$3,395,000
Less: Bonds held by the Company	-	(100,000)
Total	$-	$3,295,000

Redemption of Pure Debentures:  On January 31, 2012, the Company called for payment prior to maturity all of the Pure Debentures.  The redemption of 100% of the Pure Debentures was completed on March 1, 2012.

NOTE 5 – LONG TERM - DEBT (continued)

Notes Payable Green Shoe Investments

In connection with the merger, the Company, as the accounting acquirer, assumed an unsecured loan from Green Shoe Investments Ltd. (“Green Shoe”) in the principal amount of $487,000 at an interest rate of 5.0%

On April 26, 2011, the Company entered into a Loan Agreement with Green Shoe, and the Company executed and delivered a Promissory Note to Green Shoe in connection therewith.  The amount of the Promissory Note and the loan from Green Shoe (the “Green Shoe Loan”) is $550,936 and the purpose of the Green Shoe Loan is to consolidate and extend all of the loans owed by the Company and its predecessors to Green Shoe including without limitation the following:  (i) loan dated May 9, 2008 in the principal amount of $100,000, (ii) loan dated May 23, 2008 in the principal amount of $150,000, (iii) loan dated July 18, 2008 in the principal amount of $50,000, (iv) loan dated February 24, 2009 in the principal amount of $100,000, and (v) loan dated April 29, 2009 in the principal amount of $87,000 plus accrued interest of $63,936.  The Green Shoe Loan is unsecured.

Beginning March 31, 2011 (the effective date of the Promissory Note), the amounts owed under the Promissory Note began to accrue interest at a rate of 9.99%, and the Promissory Note provides that no payments of principal or interest are due until the maturity date of September 30, 2012.  The Company is obligated to pay all accrued interest and make a principal payment equal to one-third of the principal owed upon the closing of an equity offering resulting in a specified amount of net proceeds to the Company.  In addition, Green Shoe was granted the right to convert the principal and interest owed into shares of common stock of the Company at a conversion price of $4.00 per share. The principal balance of these amounts as of March 31, 2012 and December 31, 2011 was $367,309, which is shown in Current Liabilities on the Balance Sheet.

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

Beginning March 31, 2011 (the effective date of the Promissory Note), the amounts owed under the Promissory Note began to accrue interest at a rate of 9.99%, and the Promissory Note provides that no payments of principal or interest are due until the maturity date of September 30, 2012.  The Company is obligated to pay all accrued interest and make a principal payment equal to one-third of the principal owed upon the closing of an equity offering resulting in a specified amount of net proceeds to the Company.  In addition, Little Bay was granted the right to convert the principal and interest owed into shares of common stock of the Company at a conversion price of $4.00 per share. The principal balance of these borrowings as of March 31, 2012 and December 31, 2011 was $396,969, which is shown in Current Liabilities on the Balance Sheet.

NOTE 6 – OPERATING LINE OF CREDIT

As of December 31, 2011, the borrowing base on the line of credit was $4,500,000.  Effective March 1, 2012, the borrowing base was increased to $9,500,000. The interest rate was calculated at the greater of the adjusted base rate or 4% . The line of credit is collateralized by producing wells and matures on January 14, 2014.  As of March 31, 2012 and December 31, 2011, the outstanding balance on the line of credit was $9,300,000 and $2,381,000, respectively.  Interest expense for the three months ended March 31, 2012 and 2011 was $55,630 and $25,215, respectively.  The line of credit is reported as long-term debt because the maturity date is greater than one year. During April 2012, the Company drew down a total of $200,000 on this facility, leaving no unused balance.

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

The net estimated revenue distribution due to creditors in 2013 based on expected 2012 net revenues is $300,000, which is presented as a current liability.  The related distribution based on 2011 net revenues was $186,761 as of December 31, 2011, which had been reduced for an over payment in the prior year and was paid in February 2012.   As of March 31, 2012 and March 31, 2011, the combined creditors’ payable balances were $1,352,783 and $1,539,545, respectively.

NOTE 8 – OPERATING LEASES

The Company has a non-cancelable operating lease for office space expiring in June 2014.  As of December 31, 2011, the remaining future minimum lease payments under the existing lease are as follows:

Year Ending December 31,	Operating Lease
2012	$50,000
2013	51,250
2014	26,250
2015	-
2016	-
Total Minimum Lease Payments	$127,500

Rent expense related to leases for the three month periods ended March 31, 2012 and 2011 was $13,720 and $11,875, respectively.

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

The changes resulting from the Settlement Agreement signed on April 23, 2012 (see Note 13) triggered the change in control provisions under existing agreements with employees.  A total of approximately $1.0 million is payable to employees in four installments over the remainder of 2012.  The costs will be reflected in general  and administrative expenses in the Statement of Operations in the period they were triggered (May 2012). Approximately 50% will be paid in the second quarter of 2012 and 25% each in the third and fourth quarters of 2012.  Details of the payment calculation were disclosed in the Company's Form 10-K for the year ended December 31, 2011, filed with the SEC on March 15, 2012.

NOTE 10 – CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to the concentration of credit risk consist primarily of cash and cash equivalents. Cash balances did not exceed FDIC normal insurance protection levels at March 31, 2012 and 2011. However, Section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“DFA”) provides temporary unlimited deposit insurance coverage for noninterest-bearing transaction accounts at all FDIC-insured depository institutions.

The Company also maintains cash balances with two investment brokerage firms that are protected by the Securities Investor Protection Corporation (SIPC) up to $250,000.  In addition to the SIPC coverage, one of the investment brokerage firms provides supplemental coverage in excess of SIPC through an insurance policy that covers cash balances up to $500,000.  The cash balance at the other investment brokerage firm is held in a FDIC-Insured Deposit Account and is also protected by a supplemental coverage insurance policy that covers cash balances up to $124,500,000.  As of March 31, 2012 and 2011, the Company’s cash balance with these investment brokerage firms did not exceed the combined coverage.

NOTE 11 – DERIVATIVE INSTRUMENTS AND PRICE RISK MANAGEMENT ACTIVITIES

ASC 815-25 (formerly SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”) requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of each derivative are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. When choosing to designate a derivative as a hedge, management formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed, and a description of the method of measuring effectiveness. This process includes linking all derivatives that are designated as cash-flow hedges to specific cash flows associated with assets and liabilities on the balance sheet or to specific forecasted transactions. Based on the above, management has determined the swaps noted below do not qualify for hedge accounting treatment.

At March 31, 2012, we had a net derivative liability of $507,491, up from $84,994 at the prior year end.  The change in net derivative liability of $422,497 is expensed as non-cash mark-to-market expense. Net realized hedge settlement losses for the three months ended March 31, 2012 and 2011 totaled $51,416, and $0, respectively. The combination of these two components of derivative expense/income is reflected in "Other Income (Expense)" on the Statements of Operations as "Gain (loss) on derivatives."

As of March 31, 2012, we have crude oil swaps in place relating to a total of 4,000 Bbls per month, as follows:

				Price	Volumes	Fair Value of Outstanding Derivative Contracts (1) (in thousands) as of
Transaction				Per	Per	March 31,	December 31,
Date	Type (2)	Beginning	Ending	Unit	Month	2012	2011
March 2011	Swap	04/01/2011	02/28/2013	$104.55	1,000	$(1,487)	$83,594
November 2011	Swap	12/01/2011	11/30/2014	$93.50	2,000	(568,244)	(168,588)
February 2012	Swap	03/01/2012	02/28/2014	$106.50	1,000	62,240
						$(507,491)	$(84,994)

(1) The fair value of the Company's outstanding transactions is presented on the balance sheet by counterparty. Currently all of our derivatives are with the same counterparty. The balance is shown as current or long-term based on our estimate of the amounts that will be due in the relevant time periods at currently predicted price levels. Amounts in parentheses indicate liabilities.

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

The following table presents the Company’s assets and liabilities recognized in the balance sheet and measured at fair value on a recurring basis as of  March 31, 2012:

	Input Levels for Fair Value Measurements
Description	Level 1	Level 2	Level 3	Total
Current Assets / (Liabilities):
Commodity derivatives, current portion	$—	$(248,816)	$—	$(248,816)
Other Assets / (Liabilities):
Commodity derivatives, long-term		(258,675)		(258,675)
	$—	$(507,491)	$—	$(507,491)

The fair value of derivative assets is determined using forward price curves derived from market price quotations, externally developed models, with internal and external fundamental data inputs. Market price quotations are obtained from independent energy brokers and direct communication with market participants.

NOTE 13 – SUBSEQUENT EVENTS

On April 23, 2012, the Company entered into an agreement (“Settlement Agreement”) with Red Mountain Resources, Inc. (“Red Mountain”). Pursuant to the Settlement Agreement and effective on May 8, 2012, Red Mountain's lawsuit against the Company and the Company's directors filed with the District Court for Clark County, Nevada (the “Action”) was dismissed with prejudice. Additionally and also effective on May 8, 2012, Everett Willard Gray, II, Lawrence J. Risley and Brad E. Heidelberg resigned from the Board of Directors of the Company (with Richard F. LaRoche, Jr. and John W. Hawkins remaining as members of the Board) and Alan W. Barksdale, Randell K. Ford and Paul N. Vassilakos, each a member of Red Mountain’s board of directors, were appointed as directors of the Company to fill the vacancies. Messrs. Ford, Vassilakos, LaRoche and Hawkins are expected to be independent directors.

NOTE 13 – SUBSEQUENT EVENTS  (continued)

The Settlement Agreement contains the following terms in order to provide certain protections to the stockholders of the Company:
•     The newly-constituted Board of the Company will not cause a merger, sale, or exchange of assets between the Company and Red Mountain prior to December 31, 2012. This period may be reduced at any time if approved by a majority of the Company’s independent directors or two-thirds of its stockholders, and deemed appropriate for the Company’s stockholders via an independent fairness opinion that the transaction is fair to unaffiliated stockholders of the Company.
•     Everett Willard Gray II, Chairman and CEO, and Larry Risley, President and Chief Operating Officer, will resign as officers of the Company with such resignations to be effective on May 31, 2012. It is anticipated that the newly-constituted Board will appoint a new Chief Executive Officer simultaneous with the effectiveness of these resignations. However, the parties have agreed that the new executives will receive no more compensation than the former executives would have received in aggregate over the period ending December 31, 2012.
•     To avoid potential conflicts of interest, the newly-constituted Board will not appoint any person who currently serves as an officer or director of Red Mountain or its affiliates to serve as an executive officer of the Company.
•     The newly-constituted Board will cause the Company to hold an annual meeting for the election of directors as soon as practicable but no later than September 30, 2012.

The Company’s stockholders have been named as third party beneficiaries of the Settlement Agreement so that they may cause the newly-constituted Board to comply with these terms.

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

BUSINESS OVERVIEW

General  Overview

Cross Border Resources, Inc. is an oil and gas exploration company resulting from the business combination of Doral Energy Corp. and Pure Gas Partners II, L.P. ("Pure L.P."), effective January 3, 2011. We own over 868,000 gross (approximately 295,000 net) mineral and lease acres in New Mexico and Texas.  Approximately 26,000 of these net acres exist within the Permian Basin. A significant majority of our acreage consists of either owned mineral rights or leases held by production, allowing us to hold lease rental payments to under $5,000 annually. The remainder of our acreage interests consists of operated and non-operated working interests.

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

Successful 2nd Bone Spring completions during 2011 and continuing into the first quarter of 2012 have been instrumental in increasing our net daily production from 271 barrels of oil equivalent per day (“boepd”) at January 3, 2011 to a net daily production rate of approximately 750 boepd for March 2012.  This represents a 177% production increase in a 15-month period.

Additional development is currently underway on our Abo, Yeso, and Wolfberry acreage with our other working interest partners, Concho Resources, Big Star and Oxy.  We currently have a drilling inventory across these formations with varying non-operated working interests ranging from 1.05% to 20%.

During the first three months of 2012, we participated in seven gross (1 net) new wells.  As of April 30, 2012, three of the seven new wells had been placed on production, while four are awaiting completion.  Additionally, three of the four wells that began during 2011 and were awaiting completion at year end 2011 were successfully completed during the first quarter of 2012.  No new leasehold acquisitions were made during first quarter 2012.

SETTLEMENT AGREEMENT

On April 23, 2012, the Company entered into an agreement (“Settlement Agreement”) with Red Mountain Resources, Inc. (“Red Mountain”) to settle litigation filed by Red Mountain against the Company as further described in Item 1 of Part II of this report. Pursuant to the Settlement Agreement and effective on May 8, 2012, the litigation was dismissed and Everett Willard Gray, II, Lawrence J. Risley and Brad E. Heidelberg resigned from the Board of Directors of the Company (with Richard F. LaRoche, Jr. and John W. Hawkins remaining as members of the Board) and Alan W. Barksdale, Randell K. Ford and Paul N. Vassilakos, each a member of Red Mountain’s board of directors, were appointed as directors of the Company to fill the vacancies.  Messrs. Ford, Vassilakos, LaRoche and Hawkins are expected to be independent directors.

The Settlement Agreement also contains certain terms in order to provide certain protections to the stockholders of the Company.  See Note 13 "Subsequent Events" for a listing of these terms.  For more information on the Settlement Agreement, please see the Information Statement (Schedule 14F-1) filed by the Company with the SEC on April 27, 2012.

STRATEGIC ALTERNATIVES

In February 2012, we announced that our Board of Directors had decided to engage in a broad review of strategic alternatives aimed at maximizing shareholder value.  The purpose of the strategic review was to evaluate the Company's current long-term business plan against a range of alternatives that have the potential to maximize shareholder value including strategic financing opportunities, asset divestitures, joint ventures and/or a corporate sale, merger or other business combination.  The Company engaged KeyBanc Capital Markets as its financial advisor to assist the Company with its evaluation of strategic opportunities.  The strategic review process was not initiated as a result of any particular offer.  Activity under this review has been delayed until the new Board is seated as a result of the Settlement Agreement.

RESULTS OF OPERATION

Summary of Production

The following summarizes our net production sold for the three month periods ended March 31:

	2012	2011	% Change
Oil (Bbls)	32,415	13,287	144%
Gas (mcf)	54,370	50,911	7%
Total barrels of oil equivalent (boe)*	41,477	21,772	91%
Average barrels of oil equivalent per day (“boepd”)	456	242	88%
* Oil and natural gas were combined by converting natural gas to oil equivalent on the basis of 6 mcf of gas = 1 boe.

This increase in oil and gas sales volumes is due primarily to increased production from wells added period over period. The 2012 Quarter had one additional production day when comparing to the 2011 Quarter. During the month of March 2012, production averaged 751 boepd primarily due to the Cimarex SE Lusk 2H and 3H wells coming on production.

Set forth in the following schedule is the average sales price per unit and average cost of production produced by us for the three month periods ended March 31:

	Three Months Periods
	2012	2011	% Change
Average sales price:
Oil ($ per bbl)	$98.46	$89.19	10%
Gas ($ per mcf)	$5.86	$6.22	(6)%
Average cost of production:
Average production cost ($/boe)	$15.62	$7.25	115%
Average production taxes ($/boe)	$3.86	$5.45	(29)%

Three months ended March 31, 2012 and 2011

Summary of  First Quarter Results
	Three Months Ended March 31		Percentage Increase /
	2012	2011	(Decrease)
Revenue and Gains	$3,606,225	$1,599,292	125%
Operating Expenses	(2,186,334)	(1,742,371)	25%
Other Income (Expense)	(761,746)	(37,535)	1,929%
Income Tax (Expense) Benefit	-	25,698	n/m
Net Income (Loss)	$658,145	$(154,916)	n/m
  n/m - When moving from income to expense, or from expense to income, the percentage change is not meaningful.

Revenues

We recognized $3.6 million in revenues from sales of oil and natural gas for the three months ended March 31, 2012 (the “2012 Quarter”), compared to $1.6 million for the three months ended March 31, 2011 (the “2011 Quarter”.)  This 128% increase in oil and gas sales revenue is due primarily to increased production from wells added period over period.  Sales volumes on a boe basis were up approximately 91% for the 2012 Quarter over the 2011 Quarter.  In addition, average prices for crude oil sold period over period increased by 10%.  We report our revenues on wells in which we have a working interest based on information received from operators.  The recognition of revenues in this manner is in accordance with generally accepted accounting principles.

We also recognized deferred revenue of $32,479 during both the 2011 and 2012 Quarters. The deferred revenues have now been fully recognized and, therefore, will not be continued in future periods.

Operating Expenses

Our operating expenses for the 2012 Quarter and 2011 Quarter consisted of the following:

	Three Months Ended March 31,		Percentage Increase /
	2012	2011	(Decrease)
Operating Costs	$688,535	$153,063	350%
Production Taxes	160,371	105,456	52%
Depreciation, Depletion, and Amortization	661,469	584,290	13%
Accretion Expense	4,889	26,416	(81)%
General and Administrative	671,070	873,146	(23)%
Total	$2,186,334	$1,742,371	25%

Operating costs were higher as a result of costs related to additional wells brought on line year over year. Production taxes and depletion were higher as a result of higher production on wells recently placed on production. General and administrative expense ("G&A") decreased primarily as a result of lower costs for professional services and no stock compensation expense during the 2012 Quarter.  This decrease is somewhat offset by the inclusion of a $65,000 accrual for employee bonuses during the 2012 Quarter, while during 2011 no employee bonuses were accrued until the fourth quarter of the year.

G&A as a percentage of "Revenue and Gains" was reduced to 19% for the 2012 Quarter from 55% during the 2011 Quarter, primarily as a result of higher oil and gas revenue. The 'Non-recurring Expenses' discussed below are included in, and not in addition to, G&A on the Statements of Operations.

Non-recurring Expenses

G&A in the 2011 Quarter included about $255,000 in non-recurring expenses (legal, accounting, professional and transaction related fees and expenses) related to the Pure merger.

In the 2012 Quarter, the Company incurred approximately $100,000 in G&A related to defense against a lawsuit and proxy contest with a significant shareholder.  While both of these were settled during the second quarter of 2012, we estimate additional related costs of about $100,000 will be expensed during the second quarter of 2012.

Additionally, during the second quarter of 2012 we anticipate an accrued expense of approximately $1.0 million related to change in control payments triggered by the change in the composition of the board of directors that occurred on May 8, 2012. The payments are scheduled to be made in four installments over the remainder of 2012.

We also anticipate filing an amendment to our registration statement during the second quarter of 2012 as a result of the change in control.  Attorney and filing fees related to this process have not yet been estimated.

As a result of these pending expenses, we expect that our G&A as a percentage of revenue to be near its 2011 Quarter level for the second quarter of 2012 and to decline again in the third quarter of 2012.

Price Risk Management Activities

During the 2012 Quarter, we recognized a loss of $473,913, which includes $51,416 of realized hedge settlements paid for the difference between the hedged price and the market price in closed months, as well as a $422,497 non-cash mark to market loss on the remaining term of our crude oil fixed price swaps. This compares with a $30,266 non-cash mark to market gain recognized during the 2011 Quarter.  Our crude oil fixed price swaps currently cover a total of 4,000 barrels of oil per month.  See the table in Note 11 for more information on these swaps.

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

	Three Months Ended
	March 31
	2012	2011
Net income (loss)	$658,145	$(154,916)
Interest expense	131,758	105,156
Loan fee amortization	159,553	4,664
Income tax expense (benefit)	-	(25,698)
Accretion of asset retirement obligations	4,889	26,416
Depreciation, depletion, and amortization	661,469	584,290
Stock-based compensation	-	30,492
Mark-to-market loss (gain) on commodity swaps	422,497	(30,267)
Adjusted EBITDA	$2,038,311	$540,137

Both Net Income and Adjusted EBITDA are expected to decline significantly for the second quarter of 2012 as a result of the pending expenses discussed under "Non-recurring Expenses" on the previous page.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of ability to access cash. Our primary needs for cash are for exploration, exploitation, development and acquisition of oil and gas properties, repayment of contractual obligations and working capital funding. We have historically addressed our long-term liquidity requirements through cash provided by operating activities, by the issuance of debt and equity securities when market conditions permit, through the sale of non-strategic assets, and through our credit facilities. The prices for future oil and natural gas production and the level of production have significant impacts on operating cash flows and cannot be predicted with any degree of certainty. We continue to examine alternative sources of long-term capital, including bank borrowings, the issuance of debt instruments, the sale of equity securities, the sales of strategic and non-strategic assets, and joint-venture financing. Availability of these sources of capital and, therefore, our ability to execute our operating strategy will depend upon a number of factors, some of which are beyond our control.

Redemption of Debentures

On March 1, 2012, we used approximately $3.3 million in the redemption of the remaining 7 ½ % Debentures, Series 2005 (the “Pure Debentures”) issued by Pure Energy Group in March 2005, that had been assumed in the Pure Merger. The redemption of the Pure Debentures eliminated a covenant that limited the Company's senior debt to no more than $5.0 million and allowed the borrowing base on our line of credit to increase in proportion to our increased proved reserves.

Change in Control Liability

The Company will be required to pay approximately $0.5 million to employees during the second quarter of 2012, as the result of the triggering of certain change in control provisions in agreements with employees.  The remaining payments, also totaling approximately $0.5 million, will be due in two equal installments in September and December of 2012.

Working Capital

At  March 31, 2012 our working capital was $750,427, as compared to $1,099,843 at December 31, 2011.

	At March 31, 2012	At December 31, 2011	Percentage Increase / (Decrease)
Current Assets	$4,059,473	$3,488,192	16%
Current Liabilities	3,309,046	2,388,349	39%
Working Capital	$750,427	$1,099,843	(32)%
Working Capital Ratio	1.23	1.46	(16)%

Cash Flows

	Three Months Ended
	March 31
	2012	2011
Cash Flows Provided by Operating Activities	$2,127,942	$3,297,353
Cash Flows Used in Investing Activities	(5,867,736)	(4,393,897)
Cash Flows Provided by (Used in) Financing Activities	3,337,239	883,777
Net Increase (Decrease) in Cash During Period	$(402,555)	$(212,767)

Cash used in operating activities is calculated by starting with the net income or loss for the period and adjusting for the non-cash income and expense items during the period, as well as for the change in operating assets and liabilities.  As an example: During the 2011 Quarter our Total Current Liabilities balance increased to $3.3 million from $2.4 million.  This increase in liabilities, due primarily to increased activity levels, is reflected as a provision of cash from operating activities, but reduces the current ratio. Conversely, the increase in accounts receivable, due to higher crude oil sales, is a decrease to cash provided from operating activities.

Cash used in investing activities represents capital expenditures for the drilling of wells. The increase in this measure is a reflection of the increased level of drilling and completion activity for wells on our acreage.

Cash provided by financing activities represents funds from new borrowings under our line of credit, reduced by funds used to redeem the Pure Debentures in full and repayment of indebtedness to creditors.

Amended and Restated Credit Agreement with Texas Capital Bank

On January 31, 2011, we entered into an amended and restated credit agreement (the “Credit Agreement”) with Texas Capital Bank, N.A. (“TCB”).  The Credit Agreement provided the Company with an initial borrowing base of $4 million. Increases to the initial borrowing base were received on December 20, 2011 (to $4.5 million) and on March 1, 2012 (to $9.5 million).  The amount available under the Credit Agreement may be increased by TCB up to $25.0 based on the Company’s reserve reports and the value of the Company’s oil and gas properties.  Prior to the redemption of the Pure Debentures, effective March 1, 2012, the Indenture for the Pure Debentures limited the Company's borrowing amount to $5,000,000. As of March 31, 2012, the Company had available to it $0.2 million under the Credit Agreement. During April 2012, we drew down the remaining available balance.  The Company has no other credit facilities or source of cash, other than operating revenues. The Credit Agreement is described more fully in and is attached as an exhibit to the Company’s Form 8-K dated February 7, 2011 and the amendment thereto is described more fully and is attached as an exhibit to the Company's Form 8-K dated March 1, 2012.

CONTRACTUAL OBLIGATIONS

Little Bay and Green Shoe

At March 31, 2012, we are indebted to Little Bay Consulting SA (“Little Bay”) and Green Shoe Investments Ltd. (“Green Shoe”) in the principal amounts of $396,969 and $367,309 respectively for loans refinanced in fiscal 2011, with a combined accrued interest balance of $63,173. Those loans are due in full, with accrued interest at September 30, 2012, with no periodic payments until maturity (other than upon an equity raise resulting in net proceeds of more than $1,000,000), as described more fully in the Company’s 8-K filed April 28, 2011.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

However, the changes resulting from the Settlement Agreement signed on April 23, 2012 triggered the change in control provisions under existing agreements with employees.  A total of approximately $1.0 million is payable to employees in four installments over the remainder of 2012.  The costs will be reflected in G&A in the Statement of Operations in the period in which they were triggered (April 2012). Approximately 50% will be paid in the second quarter of 2012 and 25% each in the third and fourth quarters of 2012. Details of the payment calculation were disclosed in the Company's Form 10-K for the year ended December 31, 2011, filed with the SEC on March 15, 2012.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") in the United States has required our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. Our significant accounting policies are disclosed in the notes to the interim financial statements for the period ended March 31, 2012 included in this Quarterly Report on Form 10-Q.

The financial statements presented with this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented in the attached financial statements, have been included. Interim results for the period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

Our significant accounting policies are disclosed at Note 2 to the unaudited financial statements included with this Quarterly Report.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting. We expect a substantial turnover of management personnel and board of directors members during the second quarter of 2012, which may impact our internal control over financial reporting during a transition period.

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

On December 12, 2011, Red Mountain Resources, Inc. (“Red Mountain”) and Black Rock Capital, Inc., as direct and indirect shareholders of the Company, filed a lawsuit against the Company in the District Court of Clark County, Nevada as Case No. A-11-653-089-B (the "Action").  The complaint was amended to name the directors of the Company as additional defendants. On April 23, 2012, the Company entered into an agreement (“Settlement Agreement”) with Red Mountain. Pursuant to the Settlement Agreement and effective May 8, 2012, (i) Red Mountain caused a dismissal of the Action with prejudice, (ii) Everett Willard Gray, II, Lawrence J. Risley and Brad E. Heidelberg resigned from the Board of Directors of the Company (with Richard F. LaRoche, Jr. and John W. Hawkins remaining as members of the Board) and (iii) Alan W. Barksdale, Randell K. Ford and Paul N. Vassilakos, each a member of Red Mountain’s board of directors, were appointed as directors of the Company to fill the vacancies. Messrs. Ford, Vassilakos, LaRoche and Hawkins are expected to be independent directors.

The Settlement Agreement also contains certain terms in order to provide certain protections to the stockholders of the Company.  See Note 13 "Subsequent Events" for a listing of these terms.  For more information on the Settlement Agreement, please see the Information Statement (Schedule 14F-1) filed by the Company with the SEC on April 27, 2012.

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

Risks Relating to Our Business

We have an operating deficit.

Prior to this quarterly period, our operations have not been profitable.  Doral Energy Corp. (prior to the merger) incurred losses since inception.  We may never be able to achieve sustained profitability.

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

Red Mountain Resources, Inc, which controls approximately 29.9% of our Common Stock, may be able to exert significant influence over the Company.

As of April 27, 2012, Red Mountain beneficially owned approximately 29.9% of the existing outstanding shares of our common stock.  As a result, Red Mountain has the ability to exercise significant influence over all matters requiring stockholder approval.  Red Mountain has appointed three members to the Company's five-member Board, all of which are members of the Board of Red Mountain.  The concentration of ownership could have the effect of accelerating, delaying or preventing a change in control of the Company.

The loss of our key persons, or our failure to attract and retain additional personnel could adversely affect our business.

Because we are a small company, our success depends greatly upon the efforts, abilities, and decision-making of our executive officers.  Pursuant to the Settlement Agreement, the Company's Chief Executive Officer Everett Willard Gray II and the Company's Chief Operating Officer and President Lawrence J. Risley are resigning effective May 31, 2012.  In the event that we are unable to find a suitable replacement to act as the Company's Chief Executive Officer, we may not be able to maintain or develop our business, in which case investors might lose all of their investment.

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

Our common stock is quoted on the OTCQX under the symbol "XBOR.” Companies quoted on the OTC market have traditionally experienced extreme price and trading volume fluctuations.  We have experienced price and volume fluctuations.  In addition, our stock price may be adversely affected by factors that are unrelated or disproportionate to our operating performance.  The Company is a former shell company and the market fluctuations, as well as general economic, political and market conditions such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. As a result of this potential price and volume volatility, an investor may have difficulty selling any of our common stock that they acquire at a price equal or greater than the price paid by the investor.

Because our stock is a penny stock, stockholders will be limited in their ability to sell their stock.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are defined in Rule 3a51-1 under the Securities Exchange Act of 1934 (the "Exchange Act") and include equity securities with a price of less than $5.00 and not listed to trade on certain national securities exchanges.

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

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser (based on the purchaser's financial situation, investment experience, and investment objectives) and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No sales of unregistered equity securities occurred during the quarter ended March 31, 2012.

ITEM 6.      EXHIBITS

Exhibit
Number	Description of Exhibits
3.1	Amended and Restated Bylaws as amended by Amendments No. 1 and No. 2. (1)
10.1	Consent, Waiver and First Amendment to Amended and Restated Credit Agreement with Texas Capital Bank, N.A. (2)
10.2	First Amendment to Employment Agreement with Everett Willard "Will" Gray II. (2)
10.3	First Amendment to Employment Agreement with Lawrence J. Risley. (2)
10.4	Letter Agreement with Nancy S. Stephenson. (2)
10.5	Agreement with Red Mountain Resources, Inc. (3)
10.6	Second Amendment to Employment Agreement with Everett Willard “Will” Gray II. (3)
10.7	Second Amendment to Employment Agreement with Lawrence J. Risley. (3)
10.8	Amended Letter Agreement with Nancy S. Stephenson. (3)
10.9	Separation Agreement and Mutual Release with Everett Willard “Will” Gray II. (3)
10.10	Separation Agreement and Mutual Release with Lawrence J. Risley. (3)
10.11	Mutual Release with Nancy S. Stephenson. (3)
10.12	Mutual Release with Brad E. Heidelberg. (3)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)   Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2011 on March 14, 2012.
(2)   Filed as an exhibit to our Current Report on Form 8-K filed on March 6, 2012.
(3)   Filed as an exhibit to our Current Report on Form 8-K filed on April 24, 2012.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROSS BORDER RESOURCES, INC.

By	/s/Nancy S. Stephenson
Name:	Nancy S. Stephenson
Title:	Chief Accounting Officer
Date:	May 11, 2012