Form 10-K/A
period 2011-12-31
CROSS BORDER RESOURCES, INC.
filed 2012-08-31
CIK 1373485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its' corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐  No ☒

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of August 30, 2012, the Registrant had 16,151,946 shares of common stock outstanding.

EXPLANATORY NOTE

On March 15, 2012, we filed our Annual Report on Form 10-K for the period ended December 31, 2011 (the “2011 10-K”) with the SEC.  By this Amendment No. 1, we are amending the 2011 10-K to include corrections to computational errors in our accounting for business combinations, the under accrual of capital expenditures for drilling activities that occurred during the fourth quarter of 2011, and the omission of footnote disclosure for our oil and natural gas properties in our financial statements. Other correcting adjustments with regards to depletion are being made in this restatement. We have also revised the disclosure in Item 9A to reflect the material weaknesses in disclosure controls and procedures and internal controls over financial reporting from the filing of our 2011 10-K.

No other changes have been made to the 2011 10-K. This Amendment No. 1 to the 2011 10-K speaks as of the original filing date of the 2011 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the 2011 10-K except as set forth above.

CROSS BORDER RESOURCES, INC.
ANNUAL REPORT ON FORM 10-K/A
FOR THE YEAR ENDED DECEMBER 31, 2011

PART II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is an oil and gas exploration and production company resulting from the business combination of Doral Energy Corp. and Pure L.P., effective January 3, 2011, which is described in "Item 1, Business."  The merger impacts all comparisons to the prior year.  Pure L.P. is the accounting predecessor entity upon which the 2010 numbers are based.  Additionally, drilling activity increased in 2011 from 2010 levels. There is a lag time of several months between the expenditure of funds for drilling and completion, and the receipt of revenue from the new wells.

RESULTS OF OPERATION

Summary of Production

The following summarizes our net production sold of oil, expressed in barrels  ("Bbls"), and of natural gas, expressed in thousand cubic feet ("mcf") for the years ended December 31:

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

Set forth in the following schedule is the average sales price per unit and average cost of production produced by us for the years ended December 31:

			Percentage
	2011	2010 (Predecessor)	Increase / (Decrease)
Average sales price:
Oil ($ per Bbl)	$86.70	$74.51	16%
Gas ($ per mcf)	$6.03	$5.72	5%
Average cost of production:
Average production cost ($/boe)	$12.69	$4.85	162%
Average production taxes ($/boe)	$5.41	$4.88	11%

Summary of Year End Results

	Year Ended December 31		Percentage
	2011	2010	Increase /
	(As Restated)	(Predecessor)	(Decrease)
Revenue	$7,313,149	$3,808,879	92%
Operating costs	(7,904,545)	(3,105,618)	155%
Other income (expense)	(269,934)	(420,272)	(36)%
Income tax benefit (expense )	-	-	n/a
Net income (loss)	$(861,330)	$282,989	n/m
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

Operating Expenses

Our operating expenses for the years ended December 31, 2011 and 2010, consisted of the following:

	Year Ended December 31		Percentage
	2011 (As Restated)	2010 (Predecessor)	Increase / (Decrease)
Operating costs	$1,444,979	$450,774	221%
Production taxes	555,698	379,370	46%
Depreciation, depletion, and amortization	2,105,851	1,199,365	76%
Abandonment expense	49,234	-	n/a
Accretion expense	84,428	59,269	42%
General and administrative	3,664,355	1,016,840	260%
Total	$7,904,545	$3,105,618	155%

Operating costs were higher primarily as a result of costs related to operated assets acquired in the Pure Merger (the Stearn properties in Chavez County, New Mexico), environmental remediation and delayed joint interest billings from an operating partner. Production taxes and depletion were higher as a result of higher production and a larger depletable base.  We wrote off a dry hole (the Full Moon 29#1, with a working interest of 4.69%) that was spud during 2010, which will be plugged and abandoned by the operator.  We recognized $3.7 million in general and administrative expense ("G&A") during 2011 compared to $1.0 million during 2010.  The increase in G&A resulted primarily from higher costs for accounting and legal services, consistent with being a public company and approximately $300,000 in one-time costs related to the merger in January 2011, as well as $681,294 of non-cash share-based compensation for employees, directors and consultants during 2011, with no comparable costs during 2010, and the addition of three full-time employees following the merger.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital and Current Ratio

	At December 31	At December 31,	Percentage
	2011	2010	Increase /
	(As Restated)	(Predecessor)	(Decrease)
Current assets	$3,488,192	$1,737,747	101%
Current liabilities	(3,528,278)	(1,849,490)	91%
Working capital (deficit)	$(40,086)	$(111,743)	n/m
Current ratio	(0.99)	0.94	(100)%
n/m - When moving from a net liability to a net asset, or the reverse, the percentage change is not meaningful.

Cash Flows

	Year Ended	Year Ended
	December 31, 2011	December 31, 2010
Cash provided by (used in) operating activities	$(1,724,683)	$2,410,828
Cash (used in) investing activities	(3,250,793)	(1,579,929)
Cash provided by (used in) financing activities	4,473,320	(612,895)
Net increase (decrease) in cash during period	$(502,156)	$218,004

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

As of March 1, 2012, the Company's borrowing base was increased to $9.5 million, and $4.3 million was immediately drawn for the Company's redemption of the Pure Debentures (as described below) and other corporate purposes.  At March 9, 2012, the balance due on the credit facility was $8.8 million, and the balance available for borrowing was $0.7 million.

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

Potential Warrant Exercise Proceeds

In connection with the equity offering closed on May 26, 2011, the Company issued warrants to purchase an aggregate of 3,600,000 shares of the Company’s common stock at a per-share price of $2.25 (the "$2.25 Warrants").  The Company also has outstanding warrants to purchase 3,125 shares of the Company’s common stock at a per-share price of $5.00.

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

Derivatives

Derivative financial instruments that are utilized to manage or reduce commodity price risk related to our production are accounted for under the provisions of Accounting Standards Codification ("ASC") 815-25 (formerly SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”). Under this pronouncement, derivatives are carried on the balance sheet at fair value. If the derivative is not designated as a hedge, changes in the fair value are recognized in other income (expense).

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements:

Audited financial statements as of December 31, 2011, including:

Financial Statements of Cross Border Resources, Inc.

Robert F. Darilek, C.P.A . Steven H. Butler, C.P.A.
2702 N. Loop 1604 East, Ste. 202
San Antonio, Texas 78232
Phone (210) 979-0055
Fax (210) 979-0058

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

As described in Note 3 to the accompanying financial statements of CBR, the financial statements as of December 31, 2011 have been restated to correct misstatements from the Company’s previously issued consolidated financial statements.

/s/DARILEK BUTLER & ASSOCIATES, PLLC

San Antonio, Texas
March 15, 2012, except for as described in Note 3, as to which the date is August 31, 2012

Cross Border Resources, Inc.
Balance Sheets
December 31, 2011 and 2010

	2011	2010 (Predecessor)
	(As Restated)	(As Restated)
ASSETS

Current Assets:
Cash and cash equivalents	$472,967	$975,123
Accounts receivable - production	1,184,544	512,624
Accounts receivable - related party	-	250,000
Prepaid expenses	1,808,944	-
Current tax asset	21,737	-
Total Current Assets	3,488,192	1,737,747

Oil and Natural Gas Properties, Successful Efforts Method:
Oil and gas properties	34,986,566	19,421,621
Less accumulated depletion and depreciation	(9,667,031)	(7,328,326)
Net Property and Equipment	25,319,535	12,093,295

Other Assets:
Other property and equipment, net of accumulated depreciation of $126,473 and $94,759 in 2011 and 2010, respectively	95,988	124,776
Deferred bond costs, net of accumulated amortization of $344,300 and $293,915 in 2011 and 2010, respectively	159,554	209,939
Deferred bond discount, net of accumulated amortization of $127,483 and $108,827 in 2011 and 2010, respectively	59,077	77,733
Other Assets	119,070	112,532
Total Other Assets	433,689	524,980

TOTAL ASSETS	$29,241,416	$14,356,022

The accompanying notes are an integral part of these financial statements

Cross Border Resources, Inc.
Balance Sheets
December 31, 2011 and 2010

	2011	2010 (Predecessor)
	(As Restated)	(As Restated)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable - trade	$1,177,383	$875,881
Accounts payable - revenue distribution	143,215	49,880
Interest payable	112,659	107,875
Accrued expenses	484,595	28,460
Deferred revenues	32,479	162,394
Notes payable - current	764,278	-
Bonds payable - current portion	570,000	475,000
Creditors payable - current portion	186,761	150,000
Derivative liability - current portion	56,908	-
Total Current Liabilities	3,528,278	1,849,490

Other Liabilities:
Asset retirement obligations	1,186,260	508,588
Deferred income tax liability	21,737	-
Line of credit	2,381,000	1,582,426
Derivative liability, net of current portion	28,086	-
Bonds payable, net of current portion	2,825,000	3,740,000
Creditors payable, net of current portion	1,352,783	1,656,305
Total Non-Current Liabilities	7,794,866	7,487,319

TOTAL LIABILITIES	11,323,144	9,336,809
Commitments and Contingencies (See Note 11)

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 36,363,637 shares authorized,16,151,946 shares issued and outstanding at December 31, 2011	16,152	-
Additional paid-in capital	32,617,690	-
Retained earnings (accumulated deficit) (1)	(14,715,570)	5,019,213
TOTAL STOCKHOLDERS’ EQUITY	17,918,272	5,019,213

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,241,416	$14,356,022

(1) Retained earnings as of December 31, 2010 (as restated) includes all equity accounts, including all Predecessor partner's capital accounts.

The accompanying notes are an integral part of these financial statements

Cross Border Resources, Inc.
Statements of Operations
For the years ended December 31, 2011 and 2010

	2011	2010 (Predecessor)
REVENUES AND GAINS:	(As Restated)	(As Restated)
Oil and gas sales	$6,584,134	$3,711,443
Gain on sale of oil and gas properties	599,100	-
Other	129,915	97,436
Total Revenues And Gains	$7,313,149	$3,808,879

OPERATING EXPENSES:
Operating costs	1,444,979	450,774
Production taxes	555,698	379,370
Depreciation, depletion and amortization	2,105,851	1,199,365
Abandonment and impairment expense	49,234	-
Accretion expense	84,428	59,269
General and administrative	3,664,355	1,016,840
Total Operating Expenses	7,904,545	3,105,618

GAIN (LOSS) FROM OPERATIONS	(591,396)	703,261

OTHER INCOME (EXPENSE):
Bond issuance amortization	(50,385)	(50,385)
Gain (loss) on derivatives	(11,771)	-
Interest expense	(460,275)	(413,338)
Miscellaneous other income (expense)	252,497	43,451
Total Other Income (Expense)	(269,934)	(420,272)

GAIN (LOSS) BEFORE INCOME TAXES	(861,330)	282,989

Current tax benefit (expense)	142,330	(5,886)
Deferred tax benefit (expense)	(142,330)	5,886
Income tax benefit (expense)	-	-

NET INCOME (LOSS)	$(861,330)	$282,989

NET GAIN (LOSS) PER SHARE:
Basic and diluted	$(0.06)	$—
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	14,945,782	—

The accompanying notes are an integral part of these financial statements

Cross Border Resources, Inc.
Statements of Cash Flows
For the years ended December 31, 2011 and 2010
	2011	2010 (Predecessor)
CASH FLOWS FROM OPERATING ACTIVITIES	(As Restated)	(As Restated)
Net income (loss)	$(861,330)	$282,989
Adjustments to reconcile net income (loss) to cash used by operating activities:
Depreciation, depletion and amortization	2,105,851	1,199,365
Accretion	84,428	59,269
(Gain) loss on disposition of assets	(583,766)	-
Share-based compensation	681,294	-
Amortization of debt discount and deferred financing costs	69,041	69,042
Changes in operating assets and liabilities:
Accounts receivable	(577,110)	27,595
Prepaid expenses and other current assets	(1,750,195)	18,046
Accounts payable	(1,220,118)	590,999
Accrued expenses	372,143	1,129
Deferred revenue	(129,915)	162,394
Derivative liability	84,994	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,724,683)	2,410,828

CASH FLOWS FROM INVESTING ACTIVITIES
Cash impact of merger, net	(62,797)	-
Capital expenditures - oil and gas properties	(3,980,470)	(1,579,929)
Proceeds from sale of interest in properties	799,100	-
Capital expenditures - other assets	(6,626)	-
NET CASH USED IN INVESTING ACTIVITIES	(3,250,793)	(1,579,929)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of expenses	5,090,728	-
Net borrowings (payments) on line of credit	798,574	-
Proceeds from renewing notes	139,359	-
Repayments of notes payable	(382,081)	-
Repayments of bonds	(810,000)	(490,000)
Repayments to creditors	(266,760)	(122,895)
Payments to purchase stock options	(96,500)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,473,320	(612,895)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(502,156)	218,004
Cash and cash equivalents, beginning of year	975,123	757,119
Cash and cash equivalents, end of year	$472,967	$975,123

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$183,440	$408,307
Income taxes and dividends paid	$-	$-

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

The accompanying notes are an integral part of these financial statements

Cross Border Resources, Inc.
Statements of Stockholders’ Equity
December 31, 2011

				Retained Earnings
			Additional	(Accumulated
	Common	Par	Paid-In	Deficit)	Total
	Shares*	Amount	Capital	(As Restated)	(As Restated)
Balance at December 31, 2010, (Predecessor) (as restated)	-	$-	$-	$5,019,213	$5,019,213
Merger with Doral Energy Corp. - January 2011	12,476,946	12,477	27,115,712	(18,873,453)	8,254,736
Shares issued for services	75,000	75	168,675	-	168,750
Share-based compensation	-	-	512,544	-	512,544
Stock issued for cash, net of issuance costs of $479,144	3,600,000	3,600	4,917,259	-	4,920,859
Purchase of stock options from employees			(96,500)		(96,500)
Net income (loss)	-	-	-	(861,330)	(861,330)
Balance at December 31, 2011	16,151,946	$16,152	$32,617,690	$(14,715,570)	$17,918,272

*
The Accounting Acquirer was a partnership. Prior years' reconciliations are not shown here as the format is not comparable.  See the "Reverse Acquisition" section of Note 1 for the prior two years partners' capital reconciliations.

(1) Retained earnings as of December 31, 2010 (as restated) includes all equity accounts, including all Predecessor partner's capital accounts.

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

(As Restated)
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

	Year Ended December 31,
	2011	2010
	(As restated)	(Predecessor)
Revenues	$7,313,149	$6,517,924
Operating income (loss)	(602,626)	(10,832,955)
Net income (loss)	(874,245)	(12,165,051)

Earnings (loss) per share *	$(0.06)	$(0.98)

* For purposes of this pro forma presentation of earnings per share we have assumed the same number of shares outstanding in the prior year periods as were outstanding in the current year periods.

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS (continued)

The following table shows a reconciliation of the Partners' Capital accounts for our Predecessor for the years ended December 31, 2010 and 2009.

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

Prior Period Correction of an Error (2010)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivatives

Due to the volatility of oil and natural gas prices, the Company periodically enters into price-risk management transactions (e.g., swaps, collars and floors) for a portion of its oil and natural gas production. This allows it to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations. These arrangements apply to only a portion of the Company's production, provide only partial price protection against declines in oil and natural gas prices, and limit the Company's potential gains from future increases in prices. None of these instruments are used for trading purposes.

All of these price-risk management transactions are considered derivative instruments and accounted for under the provisions of ASC 815-25 (formerly SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities"). Under this pronouncement, derivatives are carried on the balance sheet at fair value. These derivative instruments are intended to hedge the Company's price risk and may be considered hedges for economic purposes, but certain of these transactions may or may not qualify for cash flow hedge accounting. All derivative instrument contracts are recorded on the Balance Sheets at fair value.

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

Stock based compensation for the year ended December 31, 2011 was $681,294. No related costs were incurred during 2010 by the Company's predecessor. These amounts are recorded as General and Administrative expenses.

Earnings (Loss) per Common Share

The Company accounts for earnings (loss) per share in accordance with ASC 260 - 10 (formerly SFAS No. 128, Earnings per Share), which establishes the requirements for presenting earnings per share ("EPS"). ASC 260 - 10 requires the presentation of "basic" and "diluted" EPS on the face of the statement of operations. Basic EPS amounts are calculated using the weighted average number of common shares outstanding during each period. Diluted EPS assumes the exercise of all stock options, warrants and convertible securities having exercise prices less than the average market price of the common stock during the periods, using the treasury stock method. When a loss from continuing operations exists, as in the periods presented in these financial statements, potential common shares are excluded from the computation of diluted EPS because their inclusion would result in an anti-dilutive effect on per share amounts.

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

New Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update ("ASU") 2011-04. The ASU is the result of joint efforts by the FASB and the International Accounting Standards Board (“IASB”) to develop a single, converged fair value framework. Thus, there are few differences between the ASU and its international counterpart, IFRS 13. This ASU is largely consistent with existing fair value measurement principles in U.S. GAAP; however it expands ASC 820’s existing disclosure requirements for fair value measurements and makes other amendments. The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company does not expect the provisions of ASU 2011-04 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

In September 2011, the FASB issued ASU 2011-08, which simplifies how entities test goodwill for impairment. This accounting update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step good will impairment test described in ASC 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. We do not believe that the adoption of ASU 2011-08 will have a material impact on the Company's consolidated results of operation and financial condition.

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

In December 2011, the FASB issued ASU No. 2011-12.  ASU 2011-12 defers changes in Update 2011-05 that relate to the presentation of reclassification adjustments. ASU 2011-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not believe that the adoption of ASU 2011-12 will have a material impact on the Company's consolidated results of operation and financial condition.

The Company does not expect that the adoption of recently issued accounting pronouncements will have a material impact on its financial position, results of operations, or cash flows.

NOTE 3 - RESTATEMENT

On August  27, 2012, the Company filed with the Securities and Exchange Commission (“SEC”) a Current Report on Form 8-K, to report management’s determination that the Company’s consolidated financial statements for the period ended December 31, 2011, included in its Annual Report on Form 10-K filed with the SEC on March 15, 2012 (the “2011 Form 10-K”), should not be relied upon due to the misapplication of the technical requirements of generally accepted accounting principles related to business combination accounting and valuation of acquired oil and gas assets in connection with its business combination with Pure Energy Group, Inc. In addition, the Company did not properly accrue liabilities for capital expenditures and operating costs associated with activity that occurred during the fourth quarter of 2011. Other correcting adjustments with regards to depletion are being made in this restatement.

This amended Annual Report on Form 10-K/A for the year ended December 31, 2011 incorporates corrections made in response to the misapplication described above by restating the Company’s consolidated financial statements presented herein for the year ended December 31, 2011.  The corrections to the annual information in this amended Form 10-K/A had no impact on the Company’s operations or cash flows for the periods being restated.

The Company determined that the business combination accounting presented in the 2011 Form 10-K incorrectly allocated a portion of the purchase price to goodwill and a portion of the purchase price to an intangible asset.  See Note 1 for the updated purchase price allocation.  Additionally, the 2011 Form 10-K lacked the required footnote for oil and gas properties.  See Note 5 – Property and Equipment.

NOTE 3 – RESTATEMENT (continued)

Cross Border Resources, Inc.
Balance Sheet
As of December 31, 2011
	As Previously Reported	As Restated
Oil and natural gas properties, successful efforts method	$30,540,978	$34,986,566

Accumulated depreciation, depletion, and amortization	(9,870,830)	(9,667,031)

Intangible asset, net of accumulated amortization of 197,616	1,788,541	—

Goodwill	1,395,807	—

Accounts payable-trade	103,759	1,177,383

Accrued expenses	418,290	484,595

Retained earnings (accumulated deficit)	(15,050,680)	(14,715,570)

Cross Border Resources, Inc.
Statement of Operations
For the year ended December 31, 2011
	As Previously Reported	As Restated
Depreciation, depletion, and amortization	$2,507,266	$2,105,851

Operating costs	1,378,674	1,444,979

Net loss	1,196,440	861,330

Net gain (loss) per share – basic and diluted	(0.08)	(0.06)

Cross Border Resources, Inc.
Statement of Cash Flows
For the year ended December 31, 2011
	As Previously Reported	As Restated
Net loss	$1,196,440	$861,330

Depreciation, depletion, and amortization	2,507,266	2,105,851

Accounts payable	(1,122,000)	(1,220,118)

Accrued expenses	207,720	372,143

Net cash provided by (used in) operating activities	1,724,863	1,724,863

NOTE 4 - ASSET RETIREMENT OBLIGATION

The following is a description of the changes to the Company’s asset retirement obligations for the period ended December 31, 2011 and 2010:

	2011	2010 (Predecessor)
Asset retirement obligations at beginning of year	$508,588	$449,319
Asset retirement obligations acquired in acquisition	630,499	—
Revision of previous estimates	(158,452)	—
Accretion expense	84,428	59,269
Additions	121,197
Asset retirement obligations at end of year	$1,186,260	$508,588

NOTE 5 – PROPERTY AND EQUIPMENT

Oil and natural gas properties

The historical cost of other property and equipment, presented on a gross basis with accumulated depreciation and amortization is summarized as follows:

	2011 (As Restated)	2010 (Predecessor)
Oil and natural gas properties	$34,986,566	$19,421,621
Less accumulated depletion	(9,667,031)	(7,328,326)
Net oil and natural gas properties capitalized costs	$25,319,535	$12,093,295

At December 31, 2011 and 2010, the Company excluded $8,068,361 and $6,513,024 of costs, respectively, from the depletion calculation.

At December 31, 2011, the capitalized costs of the Company’s oil and natural gas properties included $10,336,219 relating to acquisition costs of proved properties which are being amortized by the unit-of-production method using total proved reserves and $16,581,986 relating to exploratory well costs and additional development costs which are being amortized by the unit-of-production method using proved developed reserves.

During the year ended December 31, 2011, the Company incurred approximately $2,020,769 in exploratory drilling costs, of which $49,234 – related to the abandonment of the Full Moon 29-1 well –  was charged to earnings.

Capitalized costs related to proved oil and natural gas properties, including wells and related equipment and facilities, are evaluated for impairment based on the Company’s analysis of undiscounted future net cash flows. If undiscounted future net cash flows are insufficient to recover the net capitalized costs related to proved properties, then the Company recognizes an impairment charge in income equal to the difference between carrying value and the estimated fair value of the properties. Estimated fair values are determined using discounted cash flow models. The discounted cash flow models include management’s estimates of future oil and natural gas production, operating and development costs, and discount rates. The Company recorded no impairment charges on its proved properties for the year ended December 31, 2011. Impairment expense would be included in abandonment and impairment expense in the accompanying Consolidated Statements of Operations.

Uncertainties affect the recoverability of these costs as the recovery of the costs outlined above are dependent upon the Company obtaining and maintaining leases and achieving commercial production or sale.

 NOTE 5 – PROPERTY AND EQUIPMENT (continued)

Other property and equipment

The historical cost of other property and equipment, presented on a gross basis with accumulated depreciation and amortization is summarized as follows:

	2011	2010 (Predecessor)
Other property and equipment	$222,461	$219,535
Less accumulated depreciation and amortization	(126,473)	(94,759)
Net other property and equipment	$95,988	$124,776

NOTE 6 –BONDS & NOTES PAYABLE

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

Notes Payable Green Shoe Investments

In connection with the merger, the Company, as the accounting acquirer, assumed an unsecured loan from Green Shoe Investments Ltd. (“Green Shoe”).  At that time the principal amount was $487,000 with an interest rate of 5.0%

On April 26, 2011, Cross Border Resources, Inc. (the “Company”) entered into a Loan Agreement with Green Shoe, and the Company executed and delivered a Promissory Note to Green Shoe in connection therewith.  The amount of the Promissory.

NOTE 6 –BONDS & NOTES PAYABLE (continued)

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

NOTE 7 – OPERATING LINE OF CREDIT

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

As of December 31, 2011, the Company was not in compliance with its debt covenants; however the Company obtained a waiver letter from the lending institution of its covenant violation.

NOTE 8 – CREDITORS PAYABLE

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

NOTE 9 – OPERATING LEASES

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

NOTE 10 –RELATED PARTY TRANSACTIONS

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

NOTE 10 –RELATED PARTY TRANSACTIONS   (continued)

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

NOTE 11 — COMMITMENTS AND CONTINGENCIES

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

NOTE 12 – INCOME TAXES

Income tax benefit (expense) attributable to income from continuing operations consists of:

	Current	Deferred	Total
	(As Restated)	(As Restated)
Year ended December 31, 2011:
U.S. federal	$142,330	$(142,330)	$-

Year ended December 31, 2010:
U.S. federal	$(5,886)	$5,886	$-

Income tax expense attributable to income from continuing operations was $0 for both the years ended December 31, 2011 and 2010, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 15% to pretax income from continuing operations as a result of the following:

Tax Rate Reconciliation	2011	2010 (Predecessor)
	(As Restated)
Computed “expected” tax rate	$(129,200)	$42,448
Increase (reduction) income taxes resulting from:
Pass-through income (loss) – PGP II	-	(36,562)
Change in valuation allowance	148,216	(5,886)
Deferred revenues	(30,417)	-
Other, net	11,401	-
Net tax expense	$-	$-

Deferred tax assets consist of the following:	2011	2010 (Predecessor)
		(As Restated)
Operating loss carry-forwards at beginning of year	$71,962	$77,848
Operating loss carry-forwards acquired at Pure Merger	2,445,021	-
Benefit (expense)	148,216	(5,886)
Operating loss carry-forwards before valuation allowance	2,665,199	71,962
Less: Valuation allowance	(2,665,199)	(71,962)
Deferred tax asset at end of year	$-	$-

During 2010, deferred tax assets decreased by $5,886 to $71,962 due to the generation of loss carry-forwards that can be used to offset future taxable income. During 2011, deferred tax assets increased by $2,445,021 due to carry forward acquired during the Acquisition. These carry-forwards are limited to the lesser of operating income generated from the Doral legacy assets and the total consolidated operating income of the Company.  In addition, the Company’s carry-forwards increased by $148,216 due to the generation of loss carry-forward used to offset taxable income.

As of December 31, 2011, the Company had net operating loss ("NOL") carry-forwards totaling $18,050,857 that may be used to offset future taxable income. These NOL carry-forwards expire at December 31, of the years shown as follows:

Year	Amount
2023	$351,402
2026	5,165
2027	39,650
2028	454,889
2029	1,991,545
2030	12,673,006
2031	1,303,470
2032	1,231,730
Total NOL carry-forwards	$18,050,857

NOTE 12 – INCOME TAXES  (continued)

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

NOTE 13 - STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

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

Warrants

In connection with the equity offering closed on May 26, 2011, the Company issued warrants to purchase an aggregate of 3,600,000 shares of the Company’s common stock at a per share price of $2.25 (the "$2.25 Warrants").  The Company also has outstanding warrants to purchase 3,125 shares of the Company’s common stock at a per share price of $5.00.

The $2.25 Warrants contain a limitation prohibiting exercise of the warrants if the shares issued would cause the holder to own more than 20% of the outstanding stock.  The holder of 2,136,164 of the $2.25 Warrants currently would be disallowed from exercising those warrants under this provision.  If all of the remaining 1,463,836 warrants are exercised for cash, the Company would receive $3,293,631in aggregate proceeds.  The $2.25 Warrants became exercisable in November 2011.  The Company does not expect the immediate exercise of these warrants as the exercise price exceeds the average closing market  price for the Company's common stock. Furthermore, no assurances can be made that any of the warrants will ever be exercised for cash or at all.

NOTE 13 - STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE (continued)

Stock Issued for Services

During 2011, the Company issued a total of 75,000 shares of its common stock as compensation for services by consultants.  Non-cash expense of $172,500 was recognized in 2011 over the respective service periods.  The valuation of the stock was based on the closing market price for the Company's common stock on the effective dates of the issuances.

Stock Options

In January 2011, the Company issued options to purchase a total of 1,602,500 shares of its common stock at option prices ranging from $4.80 to $6.38 per share.  Of that total, 1,265,000 were issued to employees, 250,000 were issued to a consultant and 87,500 were issued to the Company's directors.  During 2011, unvested options to purchase 325,000 shares were forfeited by an employee and a consultant whose relationship with the company ended. Also vested options to purchase 225,000 shares expired unused during 2011.  In October 2011, the Company's board of directors offered to purchase all options held by current employees at $0.10 per option share.  All employees accepted the offer, resulting in a total payment by the Company of $96,500.  The Company subsequently cancelled the options purchased. At December 31, 2011, options to purchase 87,500 shares of stock at $4.80 per share remained outstanding, all of which are exercisable and held by members of the Company's board of directors.

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

There is no intrinsic value in the outstanding options since the option price is in excess of the market price of the Company's common stock.

The fair value of the options granted during 2011 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Closing market price of stock on grant date	$3.11
Risk-free interest rate	2.43%
Dividend yield	0.00%
Volatility factor	50%
Expected life	2.5 years

NOTE 13 - STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE  (continued)

Earnings Per Share

The following table illustrates the calculation of earnings per share for the years ended December 31:

	2011 (As Restated)	2010 (Predecessor)
Net income (loss)	$(861,330)	$282,989
Weighted-average number of common shares	14,945,782	n/a
Earnings per common share:
Basic	$(0.06)	n/a
Diluted	$(0.06)	n/a

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

NOTE 14 - DERIVATIVE INSTRUMENTS AND PRICE RISK MANAGEMENT ACTIVITIES

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

At December 31, 2011, we had a net derivative liability of $84,994, with no comparable item at the prior year end.  Therefore, the total net derivative liability of $84,994 represents the change in fair value and is reflected in "other income (expense)" on the Statement of Operations. Net realized hedge settlement gains totaled $73,223 during 2011.

As of December 31, 2011, we have crude oil swaps in place relating to a total of 3,000 Bbls per month, as follows:

Transaction				Price		Fair Value of Outstanding Derivative Contracts (1) (in thousands) as of December 31,

Date	Type (2)	Beginning	Ending	Per Unit	Volumes Per Month	2011	2010 (Predecessor)
March 2011	Swap	04/01/2011	02/28/2011	$104.55	1,000	$83,594	$-
November 2011	Swap	12/01/2011	11/30/2014	$93.50	2,000	(168,588)	-
Total fair value of derivative contracts						$(84,994)	$-

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

NOTE 15 – FAIR VALUE MEASUREMENTS

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

NOTE 16 - SUBSEQUENT EVENTS

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

Capitalized Costs Relating to Oil and Gas Producing Activities as of December 31, 2011 and 2010:

	2011 (As Restated)	2010 (Predecessor)
Proved properties
Mineral interests	$613,816	$613,816
Wells, equipment and facilities	31,568,040	17,799,727
Total proved properties	32,181,856	18,413,543

Unproved properties
Mineral interests	$1,008,078	$1,008,078
Uncompleted wells, equipment and facilities	1,796,632	-
Total unproved properties	2,804,710	1,008,078

Less: Accumulated depreciation, depletion and amortization	(9,667,031)	(7,328,326)
Net capitalized costs	$25,319,535	$12,093,295

Costs Incurred in Oil and Gas Producing Activities for the Years Ended December 31, 2011 and 2010:

	2011	2010 (Predecessor)
Acquisition of proved properties, non-cash	$10,336,219	$-
Development costs, cash	2,008,935	1,303,337
Exploration costs, cash	1,971,535	276,592
Total costs incurred	$14,316,689	$1,579,929

NOTE 17 - SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (continued)

Results of Operations for Oil and Gas Producing Activities for the Year Ended December 31, 2011 and 2010:

	2011 (As Restated)	2010 (Predecessor)
Revenues	$7,313,149	$3,808,879
Production costs	2,000,677	830,144
Exploration expenses & abandonment	49,234	-
Depreciation, depletion and amortization	2,105,851	1,199,365
Accretion expense	84,428	59,269
Income (loss) before income tax	2,905,170	1,720,101
Income tax	-	-
Results of operations from oil and gas producing activities	$2,905,170	$1,720,101

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

NOTE 17 - SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (continued)

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

Future income tax expenses are generally computed by applying the appropriate year-end statutory tax rates to the estimated future pretax net cash flows relating to the Company’s proved crude oil and natural gas reserves, less the tax basis of the properties involved. The future income tax expenses give effect to tax credits and allowances, but do not reflect the impact of general and administrative costs and exploration expenses of ongoing operations relating to the Company’s proved crude oil and natural gas reserves.  In light of the Company's net operating loss carryforwards, no income tax expense has been deducted.

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

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

Our management, with the participation of our Interim President and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our Interim President and Chief Accounting  Officer concluded that, as a result of the material weaknesses below and because of the restatement, as of December 31, 2011, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Interim President and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.  The material weaknesses, which relate to internal control over financial reporting, that were identified are:

1)
We did not properly apply business combination accounting to our acquisition of Doral and as a result we inappropriately recorded goodwill and an intangible asset as part of that transaction which should have been applied to the acquired oil & gas assets.  As a result, we determined that our consolidated financial statements for the year ended December 31, 2011 filed in the annual report on Form 10-K and our consolidated financial statements as of and for the three month period ended March 31, 2012 filed in the quarterly report on Form 10-Q should not be relied upon and needed to be restated.;

2)
We did not properly accrue operating costs or capital expenditures due to inadequate policies and procedures for activity that occurred during the fourth quarter of 2011.  As a result, we determined that our consolidated financial statements for the year ended December 31, 2011 filed in the annual report on Form 10-K and our consolidated financial statements as of and for the three month period ended March 31, 2012 filed in the quarterly report on Form 10-Q should not be relied upon and needed to be restated.

We are committed to improving our accounting organization. In the future, should we contemplate a business combination, we will consult with legal counsel and appropriate accounting resources to evaluate the financial statement impact that the transaction may have.  Additional measures may be implemented as we evaluate the effectiveness of these efforts.  We cannot assure you that these remediation efforts will be successful or that our internal control over financial reporting will be effective in accomplishing the control objectives.

(b)	Management's report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2011, because of material weaknesses relating to the application of business combination accounting and failing to properly accrue operating costs or capital expenditures.  These material weakness resulted in a material misstatement of our assets and liabilities and related financial disclosures that was not prevented or detected on a timely basis.  The material weakness described above resulted in a restatement of the Company’s consolidated financial statements for the year ended December 31, 2011 on Form 10-K/A and for the interim period ended March 31, 2012 on Form 10-Q/A as discussed in Note 3 to the consolidated financial statements included in this Annual Report on Form 10-K/A.

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

3.1	Articles of Incorporation. (1)
3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 2,500,000,000 shares, par value $0.001 per share (25-for-1 Stock Split). (3).
3.3	Articles of Merger between Language Enterprises Corp. (as surviving entity) and Doral Energy Corp. (as merging entity). (4)
3.4	Certificate of Change Pursuant to NRS 78.209 decreasing the authorized capital of common stock to 400,000,000 shares, par value $0.001 per share (1-for-6.25 Reverse Split). (5)
3.5	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 2,000,000,000 shares, par value $0.001 per share (5-for-1 Stock Split). (6)
3.6	Certificate of Change Pursuant to NRS 78.209 decreasing the authorized capital of common stock to 36,363,637 shares, par value $0.001 per share (1-for-55 Stock Split). (15)
3.7	Certificate of Merger between Doral Acquisition Corp. (as merging entity) and Doral Energy Corp. (as surviving entity). (16)
3.8	Articles of Merger between Doral Acquisition Corp. (as merging entity) and Doral Energy Corp. (as surviving entity). (16)
3.9	Amended and Restated Bylaws as amended by Amendments No. 1 and No. 2. (26)
4.1	Trust Indenture of Pure Energy Group, Inc. and Pure Gas Partners II, L.P. assumed by the Company. (16)
4.2	Form of Common Stock Warrant. (23)
10.1	Loan and Cancellation of Convertible Note Agreement between Doral Energy Corp. and Edward Ajootian dated March 3, 2010. (7)
10.2	Debt Settlement Agreement with War Chest Multi-Strategy Fund, LLC dated March 8, 2010. (7)
10.3	Amendment Agreement dated March 12, 2010 to Debt Settlement Agreement with War Chest Multi- Strategy Fund, LLC. (7)
10.4	Release and Settlement Agreement between Doral Energy Corp. and Macquarie Bank Limited dated March 8, 2010. (7)
10.5	Purchase and Sale Agreement dated April 30, 2010 between Doral Energy Corp. and Alamo Resources LLC. (8)
10.6	Purchase and Sale Agreement dated June 14, 2010 between Doral Energy Corp., John R. Stearns and John R. Stearns Jr. (9)
10.7	Amended and Restated 2009 Stock Incentive Plan. (10)
10.8	Debt Settlement Agreement dated September 16, 2010 between the Company and War Chest Multi- Strategy Fund, LLC. (11)
10.9	Debt Settlement Agreement dated September 16, 2010 between the Company and Barclay Lyons, LLC. (11)
10.10	Separation Agreement dated June 15, 2010 between Doral Energy Corp. and H. Patrick Seale. (12)
10.11	Debt Settlement Agreement dated November 24, 2010 between the Company and WS Oil & Gas Limited. (13)
10.12	Amended and Restated Credit Agreement between Cross Border Resources, Inc. and Texas Capital Bank, N.A. dated January 31, 2011. (18)
10.13	Employment Agreement with Everett Willard “Will” Gray II. (19)
10.14	Nonqualified Stock Option Award Agreement with Everett Willard “Will” Gray II. (19)
10.15	Employment Agreement with Lawrence J. Risley. (19)
10.16	Nonqualified Stock Option Award Agreement with Lawrence J. Risley. (19)
10.17	Employment Agreement with P. Mark Stark.(19)
10.18	Nonqualified Stock Option Award Agreement with P. Mark Stark.(19)
10.19	Consulting Agreement with BDR, Inc. (19)

Exhibit
Number	Description of Exhibits
10.20	Nonqualified Stock Option Award Agreement with BDR, Inc. (19)
10.21	Loan Agreement by and between Green Shoe Investments Ltd. and the Company. (20)
10.22	Promissory Note to Green Shoe Investments Ltd. (20)
10.23	Loan Agreement by and between Little Bay Consulting SA and the Company. (20)
10.24	Promissory Note to Little Bay Consulting SA. (20)
10.25	Separation Agreement and Release with BDR, Inc. (22)
10.26	Consent Waiver and First Amendment to Amended and Restated Credit Agreement with Texas Capital Bank, N.A. (25)
10.27	First Amendment to Employment Agreement with Everett Willard "Will" Gray II (25)
10.28	First Amendment to Employment Agreement with Lawrence J. Risley (25)
10.29	Letter Agreement with Nancy S. Stephenson (25)
10.30	Letter Agreement with American Standard Energy Corp. (21)
14.1	Code of Business Conduct and Ethics (26)
21.1	List of Subsidiaries. (23)
23.1	Consent of Darilek, Butler & Associates PLLC. (*)
23.2	Consent of Joe C. Neal & Associates, Inc. (26)
24.1	Power of Attorney (included in signature block to this Annual Report on Form 10-K).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)
32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)
99.1	Evaluation of Oil and Gas Reserves of Cross Border Resources, Inc., Effective Date: January 1, 2012. (26)
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
99.2	Evaluation of Oil and Gas Reserves of Pure Energy Group, Inc., Effective Date: December 31, 2010. (26)
(1)	Filed as an exhibit to our Registration Statement on Form SB-2 filed on September 11, 2006.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended July 31, 2007 filed on October 30, 2007.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on January 9, 2008.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed on April 28, 2008.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed on January 29, 2009.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed on September 14, 2009.
(7)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed on March 22, 2010.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed on May 6, 2010.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed on June 18, 2010.
(10)	Filed as an exhibit to our Current Report on Form 8-K filed on July 30, 2010.
(11)	Filed as an exhibit to our Current Report on Form 8-K filed on October 1, 2010.
(12)	Filed as an exhibit to our Annual Report on Form 10-K filed on November 15, 2010.
(13)	Filed as an exhibit to our Current Report on Form 8-K filed on December 1, 2010.
(14)	Filed as an exhibit to our Current Report on Form 8-K filed on December 6, 2010.
(15)	Filed as an exhibit to our Current Report on Form 8-K filed on December 29, 2010.
(16)	Filed as an exhibit to our Current Report on Form 8-K filed on January 7, 2011.
(17)	Filed as an exhibit to our Current Report on Form 8-K filed on January 19, 2011.
(18)	Filed as an exhibit to our Current Report on Form 8-K filed on February 8, 2011.
(19)	Filed as an exhibit to our Current Report on Form 8-K filed on March 25, 2011.
(20)	Filed as an exhibit to our Current Report on Form 8-K filed on April 28, 2011.
(21)	Filed as an exhibit to our Current Report on Form 8-K filed on November 23, 2011.
(22)	Filed as an exhibit to our Current Report on Form 8-K filed on June 3, 2011.
(23)	Filed as an exhibit to our Registration Statement on Form S-1/A on August 2, 2011.
(24)	Filed as an exhibit to our Current Report on Form 8-K filed on November 16, 2011.
(25)	Filed as an exhibit to our Current Report on Form 8-K filed on March 6, 2012.
(26)	Filed as an exhibit to our Annual Report on Form 10-K filed on March 15, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROSS BORDER RESOURCES, INC.

Date: August 31, 2012	By:	/s/ Earl Sebring
Earl Sebring
Interim President (Principal Executive Officer)

Date: August 31, 2012	By:	/s/ Kenneth S. Lamb
Kenneth S. Lamb
Chief Accounting Officer

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

Name	Title	Date

/s/ Earl Sebring	Interim President (Principal Executive Officer)	August 31, 2012

/s/ Kenneth S. Lamb	Chief Accounting Officer	August 31, 2012

/s/Alan Barksdale	Director, Chairman of the Board	August 31, 2012

/s/ Richard F. LaRoche Jr.	Director	August 31, 2012

/s/ John Hawkins	Director	August 31, 2012

/s/ Paul Vasilakos	Director	August 31, 2012