Form 10-Q/A
period 2012-03-31
CROSS BORDER RESOURCES, INC.
filed 2012-08-31
CIK 1373485

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
☐ Yes ☒ No

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

EXPLANATORY NOTE

On May 11, 2012, we filed our  Quarterly Report on Form 10-Q for the period ended March 31, 2012 (the “2012 10-Q”) with the SEC.  By this Amendment No. 1, we are amending the 2012 10-Q to include corrections to computational errors in our accounting for business combinations, the under accrual of capital expenditures and operating costs for activities that occurred during the first quarter of 2012, and the omission of footnote disclosure for our oil and natural gas properties in our financial statements. Other correcting adjustments with regards to depletion are being made in this restatement.We have also revised the disclosure in Item 4 to reflect the material weaknesses in disclosure controls and procedures from the filing of our 2012 10-Q.

No other changes have been made to the 2012 10-Q. This Amendment No. 1 to the 2012 10-Q speaks as of the original filing date of the 2012 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the 2012 10-Q except as set forth above.

Cross Border Resources, Inc.

INDEX

			Page of
			Form 10-Q/A
PART I.	FINANCIAL INFORMATION

	ITEM 1.	FINANCIAL STATEMENTS

		Condensed Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011	1

		Unaudited Condensed Statements of Operations for the three months ended March 31, 2012 and 2011	3

		Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2012 and 2011	4

		Notes to Unaudited Condensed Financial Statements	5

	ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19

	ITEM 4.	CONTROLS AND PROCEDURES	25

	ITEM 6.	EXHIBITS	26

SIGNATURES

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

As used in this Quarterly Report on Form 10-Q/A, the terms "we,” "us,” "our,” and the “Company” mean Cross Border Resources, Inc. unless otherwise indicated.  All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Cross Border Resources, Inc.
Balance Sheets

	March 31,	December 31,
	2012	2011
	(Unaudited) (As Restated)	(As Restated)
ASSETS

Current Assets:
Cash and cash equivalents	$70,412	$472,967
Accounts receivable - production	2,905,931	1,184,544
Prepaid expenses and other current assets	1,061,393	1,808,944
Current tax asset	21,737	21,737
Total Current Assets	4,059,473	3,488,192
Property and Equipment
Oil and gas properties (successful efforts method)	41,703,972	34,986,566
Less accumulated depletion and depreciation	(10,144,137)	(9,667,031)
Net Property and Equipment	31,559,835	25,319,535

Other Assets:
Other property and equipment, net of accumulated depreciation of $134,408 and $ 126,473 in 2012 and 2011, respectively	88,053	95,988
Deferred bond costs, net of accumulated amortization of $503,854 and $344,300 in 2012 and 2011, respectively	-	159,554
Deferred bond discount, net of accumulated amortization of $186,560 and $127,483 in 2012 and 2011, respectively	-	59,077
Deferred financing costs, net of accumulated amortization of $39,739 and $26,355 in 2012 and 2011, respectively	174,887	64,746
Other	54,324	54,324
Total Other Assets	317,264	433,689

TOTAL ASSETS	$35,936,572	$29,241,416

The accompanying notes are an integral part of these financial statements.

	March 31,	December 31,
	2012	2011
	(Unaudited) (As Restated)	(As Restated)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable - trade	$3,239,032	$1,177,383
Accounts payable - revenue distribution	236,915	143,215
Interest payable	63,173	112,659
Accrued expenses	614,093	484,595
Deferred revenues	-	32,479
Notes payable - current	764,278	764,278
Bonds payable – current portion	-	570,000
Creditors payable – current portion	300,000	186,761
Derivative liability – current portion	248,816	56,908
Total Current Liabilities	5,466,307	3,528,278

Non-Current Liabilities:
Asset retirement obligations	1,191,149	1,186,260
Deferred income tax liability	21,737	21,737
Line of credit	9,300,000	2,381,000
Derivative liability, net of current portion	258,675	28,086
Bonds payable, net of current portion	-	2,825,000
Creditors payable, net of current portion	1,052,783	1,352,783
Total Non-Current Liabilities	11,824,344	7,794,866

TOTAL LIABILITIES	17,290,651	11,323,144

Commitments and Contingencies (see note 11)

STOCKHOLDERS’ EQUITY
Common stock , $0.001 par value, 36,363,637 shares authorized, 16,151,946 shares issued and outstanding at March 31, 2012 and December 31, 2011	16,152	16,152
Additional paid-in capital	32,617,690	32,617,690
Retained earnings (accumulated deficit)	(13,987,921)	(14,715,570)
TOTAL STOCKHOLDERS’ EQUITY	18,645,921	17,918,272

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,936,572	$29,241,416

The accompanying notes are an integral part of these financial statements.

Cross Border Resources, Inc.
Statements of Operations
For the three months ended March 31, 2012 and 2011
 (Unaudited)

	2012	2011
REVENUES AND GAINS:	(As Restated)
Oil and gas sales	$3,573,746	$1,566,813
Other	32,479	32,479
Total Revenues And Gains	$3,606,225	$1,599,292

OPERATING EXPENSES:
Operating costs	736,383	153,063
Production taxes	160,371	105,456
Depreciation, depletion, and amortization	544,117	584,290
Accretion expense	4,889	26,416
General and administrative	671,070	873,146
Total Operating Expenses	2, 116,830	1,742,371

GAIN (LOSS) FROM OPERATIONS	1,489,395	(143,079)

OTHER INCOME (EXPENSE):
Bond issuance amortization	(159,553)	(4,664)
Gain (loss) on derivatives	(473,913)	30,266
Interest expense	(131,758)	(105,156)
Miscellaneous other income (expense)	3,478	42,019
Total Other Income (Expense)	(761,746)	(37,535)

GAIN (LOSS) BEFORE INCOME TAXES	727,649	(180,614)

Current tax benefit (expense)	(247,816)	30,868
Deferred tax benefit (expense)	247,816	(5,170)
Income tax benefit (expense)	-	25,698

NET INCOME (LOSS)	$727,649	$(154,916)

NET GAIN (LOSS) PER SHARE:
Basic and diluted	$0.05	$(0.01)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	16,151,946	12,476,945

The accompanying notes are an integral part of these financial statements.

Cross Border Resources, Inc.
Statements of Cash Flows
For the Three Months Ended March 31, 2012 and 2011
 (Unaudited)
	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES	(As Restated)

Net income (loss)	$727,649	$(154,916)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, depletion, amortization	544,117	571,694
Accretion	4,889	26,416
Share-based compensation	-	30,492
Amortization of debt discount and deferred financing costs	218,631	17,260
Changes in operating assets and liabilities:
Accounts receivable	(1,721,387)	(104,914)
Prepaid expenses and other current assets	698,382	3,492,054
Accounts payable	1,070,073	(321,381)
Derivative asset/liability	422,497	-
Accrued expenses	195,570	(201,175)
Deferred income tax	-	(25,698)
Deferred revenue	(32,479)	(32,479)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,127,942	3,297,353

CASH FLOWS FROM INVESTING ACTIVITIES
Cash impact of merger, net	-	(62,797)
Capital expenditures - oil and gas properties	(5,867,736)	(4,285,954)
Capital expenditures - other assets	-	(45,146)
NET CASH USED IN INVESTING ACTIVITIES	(5,867,736)	(4,393,897)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (payments) on line of credit	6,919,000	1,212,500
Proceeds from renewing notes	-	128,037
Repayments of bonds	(3,395,000)	(190,000)
Repayments to creditors	(186,762)	(266,760)
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,337,238	883,777

NET DECREASE IN CASH AND CASH EQUIVALENTS	(402,555)	(212,767)
Cash and cash equivalents, beginning of period	472,967	975,123
Cash and cash equivalents, end of period	$70,412	$762,356

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$101,154	$174,341
Income taxes paid	$-	$-

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

Three Months Ended
March 31,
2011
Revenues	$1,599,292
Operating income (loss)	(154,309)
Net income (loss)	(167,832)

Earnings (loss) per share	$(0.01)

Basis for Presentation

The unaudited condensed balance sheet as of December 31, 2011 and the unaudited condensed statements of operations and cash flows for the three months ended March 31, 2011 include the accounts of the Predecessor for the period of January 1, 2011 to January 3, 2011 and the accounts of Doral and the Company for the period January 4, 2011 (date of reverse acquisition as discussed below) to March 31, 2011 (collectively, “Cross Border Resources, Inc.” or the “Company”). The comparative balance sheet as of March 31, 2012 and the unaudited condensed statements of operations and cash flows for the three month period ended March 31, 2012 represent the accounts of the Company.  The business combination has been accounted for as a reverse acquisition wherein Pure is treated as the acquirer for accounting purposes.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period to conform to current presentation.

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS (continued)

 Interim financial statements

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.  This report on Form 10-Q/A should be read in conjunction with the Company’s financial statements and notes thereto included in the its Annual Report on Form 10-K/A for the year ended December 31, 2011, filed with the SEC on August 31, 2012. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in its audited financial statements for the fiscal period ended December 31, 2011, may have been omitted. The results of operations for the three month period ended March 31, 2012 are not necessarily indicative of results for the entire year ending December 31, 2012.

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

	Three Months Ended March 31,
	2012	2011
Amount computed at expected statutory rate (33.86% for 2012; 15% for 2011)	$247,816	$(23,237)

Net income tax expense (benefit)	$-	$(25,698)

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

NOTE 3 - RESTATEMENT

On August  27, 2012, the Company filed with the Securities and Exchange Commission (“SEC”) a Current Report on Form 8-K, to report management’s determination that the Company’s consolidated financial statements for the period ended March 31, 2012, included in its Quarterly Report on Form 10-Q filed with the SEC on May 11, 2012 (the “2012 Form 10-Q”), should not be relied upon due to an error in such consolidated financial statements with respect misapplication of the technical requirements of generally accepted accounting principles related to business combination accounting and valuation of acquired oil and gas assets in connection with its business combination with Pure Energy Group, Inc. In addition, the Company did not properly accrue liabilities for capital expenditures and operating costs associated with activity that occurred during the first quarter of 2012. Other correcting adjustments with regards to depletion are being made in this restatement.

This amended Quarterly Report on Form 10-Q/A for the period ended March 31, 2012 incorporates corrections made in response to the accounting errors described above by restating the Company’s consolidated financial statements presented herein for the period ended March 31, 2012.  The corrections to the quarterly information in this amended Form 10-Q/A had no impact on the Company’s previously reported operations from oil and gas activities or cash flows for the periods being restated.

The Company determined that the business combination accounting presented in the 2011 Form 10-K incorrectly allocated a portion of the purchase price to goodwill and a portion of the purchase price to an intangible asset.  See Note 1 for the updated purchase price allocation.  Additionally, the 2012 Form 10-Q lacked the required footnote for oil and gas properties.  See Note 4 – Property and Equipment.

The following tables show the effects of the restatement on the Company's consolidated balance sheet as of March 31, 2012 and consolidated statements of operations and cash flows for the period ended March 31, 2012:

NOTE 3 – RESTATEMENT (continued)

Cross Border Resources, Inc.
Balance Sheet
As of March 31, 2012
	As Previously Reported	As Restated
Oil and natural gas properties, successful efforts method	$36,288,899	$41,703,972

Accumulated depletion and depreciation	(10,415,884)	(10,144,137)

Intangible asset, net of accumulated amortization of $247,020	1,729,137	—

Goodwill	1,395,807	—

Accounts payable - trade	1,081,770	3,239,032

Retained earnings (accumulated deficit)	(14,392,535)	(13,987,921)

Cross Border Resources, Inc.
Statement of Operations
For the period ended March 31, 2012
	As Previously Reported	As Restated
Depreciation, depletion, and amortization	$661,469	$544,117

Operating costs	688,535	736,383

Net income	658,145	727,649

Net gain per share – basic and diluted	0.04	0.05

Cross Border Resources, Inc.
Statement of Cash Flows
For the period ended March 31, 2012
	As Previously Reported	As Restated
Net income	$658,145	$727,649

Depreciation, depletion, and amortization	661,469	544,117

Accounts payable	1,022,225	1,070,073

Net cash provided by operating activities	2,127,942	2,127,942

NOTE 4 – PROPERTY AND EQUIPMENT

The following table sets forth the capitalized costs under the successful efforts method for oil and natural gas properties:

Oil and natural gas properties

	March 31, 2012 (As Restated)	December 31, 2011
Oil and natural gas properties	$41,703,972	$34,986,566
Less accumulated depletion	(10,144,137)	(9,667,031)
Net oil and natural gas properties capitalized costs	$31,559,835	$25,319,535

At March 31, 2012 and 2011, the Company excluded $7,908,916 and $6,484,519 of costs, respectively, from the depletion calculation.

At March 31, 2012, the capitalized costs of the Company’s oil and natural gas properties included $10,336,219 relating to acquisition costs of proved properties which are being amortized by the unit-of-production method using total proved reserves and $23,458,837 relating to exploratory well costs and additional development costs which are being amortized by the unit-of-production method using proved developed reserves.

During the period ended March 31, 2012, the Company incurred approximately $3,033,437 in exploratory drilling costs, of which no amount was charged to earnings.

Capitalized costs related to proved oil and natural gas properties, including wells and related equipment and facilities, are evaluated for impairment based on the Company’s analysis of undiscounted future net cash flows. If undiscounted future net cash flows are insufficient to recover the net capitalized costs related to proved properties, then the Company recognizes an impairment charge in income equal to the difference between carrying value and the estimated fair value of the properties. Estimated fair values are determined using discounted cash flow models. The discounted cash flow models include management’s estimates of future oil and natural gas production, operating and development costs, and discount rates. The Company recorded no impairment charges on its proved properties for the period ended March 31, 2012. Impairment expense would be included in abandonment and impairment expense in the accompanying Consolidated Statements of Operations.

Uncertainties affect the recoverability of these costs as the recovery of the costs outlined above are dependent upon the Company obtaining and maintaining leases and achieving commercial production or sale.

Other property and equipment

The historical cost of other property and equipment, presented on a gross basis with accumulated depreciation and amortization is summarized as follows:

	March 31, 2012	December 31, 2011
Other property and equipment	$222,461	$222,461
Less accumulated depreciation and amortization	134,408	126,473
Net other property and equipment	$88,053	$95,988

NOTE 5– STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

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

NOTE 5– STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE (continued)

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

Earnings Per Share

The following table illustrates the calculation of earnings per share for the three month periods ended March 31:

	Three Month Periods
	2012 (As Restated)	2011
Net income (loss)	$727,649	$(154,916)
Weighted-average number of common shares	16,151,946	12,476,945
Earnings per common share:
Basic	$0.05	$(0.01)
Diluted	$0.05	$(0.01)

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

NOTE 6– RELATED PARTY TRANSACTIONS

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

NOTE 7 – LONG TERM - DEBT

At March 31, 2012 and December 31, 2011, long-term debt consisted of the following items, excluding the operating line of credit:

	March 31,	December 31,
	2012	2011
7½% Debentures, Series 2005	$-	$3,395,000
Notes Payable – Greenshoe Investment	367,309	367,309
Notes Payable – Little Bay Consulting	396,969	396,969
Total Long-term Debt	$764,278	$4,159,278

7½% Debentures, Series 2005

On March 1, 2005, Pure Energy Group, Inc. and its subsidiary Pure Gas Partners, II, L.P., issued 7 ½ % Debentures, Series 2005, in the principal amount of $5,500,000 (the "Pure Debentures".  The Pure Debentures were secured by all revenues of the issuer and all money held in the funds and accounts created under the Indenture.  The Pure Debentures would have matured on March 1, 2015, if not redeemed, with principal and interest payable semi-annually on March 1 and September 1.  As of March 31, 2012 and December 31, 2011, the balance payable was $0 and $3,395,000,  respectively.  Interest expense related to the Pure Debentures for the three months ended March 31, 2012 and 2011 was $43,708 and $79,942, respectively.

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

NOTE 7 – LONG TERM - DEBT (continued)

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

NOTE 8 – OPERATING LINE OF CREDIT

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

As of March 31, 2012 the Company was not in compliance with its debt covenants; however the Company obtained a waiver letter from the lending institution of its covenant violation.

NOTE 9 – CREDITORS PAYABLE

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

NOTE 10 – OPERATING LEASES

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

NOTE 12 – CONCENTRATIONS OF CREDIT RISK

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

NOTE 13 – DERIVATIVE INSTRUMENTS AND PRICE RISK MANAGEMENT ACTIVITIES

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

NOTE 14 – FAIR VALUE MEASUREMENTS

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

NOTE 15 – SUBSEQUENT EVENTS

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

NOTE 15 – SUBSEQUENT EVENTS  (continued)

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

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q/A constitute “forward-looking statements.” These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption “Part II – Item 1A. Risk Factors” and elsewhere in this Quarterly Report. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents, particularly our Annual Reports, our Quarterly Reports and our Current Reports we file from time to time with the United States Securities and Exchange Commission (the “SEC”). Copies of all of our filings with the SEC may be accessed by visiting the SEC site (http://www.sec.gov) and performing a search of our electronic filings.

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

Successful 2nd Bone Spring completions during 2011 and continuing into the first quarter of 2012 have been instrumental in increasing our net daily production from 271 barrels of oil equivalent per day (“boepd”) at January 3, 2011 to a net daily production rate of approximately 675 boepd for March 2012.

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

This increase in oil and gas sales volumes is due primarily to increased production from wells added period over period. The 2012 Quarter had one additional production day when comparing to the 2011 Quarter. During the month of March 2012, production averaged 675 boepd primarily due to the Cimarex SE Lusk 2H and 3H wells coming on production.

Set forth in the following schedule is the average sales price per unit and average cost of production produced by us for the three month periods ended March 31:
	Three Months Periods
	2012	2011	% Change
Average sales price:
Oil ($ per bbl)	$98.46	$89.19	10%
Gas ($ per mcf)	$5.86	$6.22	(6)%
Average cost of production:
Average production cost ($/boe)	$15.62	$7.25	115%
Average production taxes ($/boe)	$3.86	$5.45	(29)%

Three months ended March 31, 2012 and 2011

Summary of  First Quarter Results
	Three Months Ended March 31		Percentage Increase /
	2012 (As Restated)	2011	(Decrease)
Revenue and Gains	$3,606,225	$1,599,292	125%
Operating Expenses	(2,116,830)	(1,742,371)	21%
Other Income (Expense)	(761,746)	(37,535)	1,929%
Income Tax (Expense) Benefit	-	25,698	n/m
Net Income (Loss)	$727,649	$(154,916)	n/m
  n/m - When moving from income to expense, or from expense to income, the percentage change is not meaningful.

Revenues

We recognized $3.6 million in revenues from sales of oil and natural gas for the three months ended March 31, 2012 (the “2012 Quarter”), compared to $1.6 million for the three months ended March 31, 2011 (the “2011 Quarter”.)  This 125% increase in oil and gas sales revenue is due primarily to increased production from wells added period over period.  Sales volumes on a boe basis were up approximately 91% for the 2012 Quarter over the 2011 Quarter.  In addition, average prices for crude oil sold period over period increased by 10%.  We report our revenues on wells in which we have a working interest based on information received from operators.  The recognition of revenues in this manner is in accordance with generally accepted accounting principles.

We also recognized deferred revenue of $32,479 during both the 2011 and 2012 Quarters. The deferred revenues have now been fully recognized and, therefore, will not be continued in future periods.

Operating Expenses

Our operating expenses for the 2012 Quarter and 2011 Quarter consisted of the following:

	Three Months Ended March 31,		Percentage Increase /
	2012 (Restated)	2011	(Decrease)
Operating Costs	$736,383	$153,063	381%
Production Taxes	160,371	105,456	52%
Depreciation, Depletion, and Amortization	544,117	584,290	(7)%
Accretion Expense	4,889	26,416	(81)%
General and Administrative	671,070	873,146	(23)%
Total	$2,116,830	$1,742,371	21%

Operating costs were higher as a result of costs related to additional wells brought on line year over year. Production taxes were higher as a result of higher production on wells recently placed on production. General and administrative expense ("G&A") decreased primarily as a result of lower costs for professional services and no stock compensation expense during the 2012 Quarter.  This decrease is somewhat offset by the inclusion of a $65,000 accrual for employee bonuses during the 2012 Quarter, while during 2011 no employee bonuses were accrued until the fourth quarter of the year.

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
	Three Months Ended
	March 31
	2012 (As Restated)	2011
Net income (loss)	$727,649	$(154,916)
Interest expense	131,758	105,156
Loan fee amortization	159,553	4,664
Income tax expense (benefit)	-	(25,698)
Accretion of asset retirement obligations	4,889	26,416
Depreciation, depletion, and amortization	544,117	584,290
Stock-based compensation	-	30,492
Mark-to-market loss (gain) on commodity swaps	422,497	(30,267)
Adjusted EBITDA	$1,990,465	$540,137

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

Working Capital

At  March 31, 2012 our working capital deficit was $1,406,834, as compared to $40,086 at December 31, 2011.

	At March 31, 2011 (As Restated)	At December 31, 2011 (As Restated)	Percentage Increase / (Decrease)
Current Assets	$4,059,473	$3,488,192	16%
Current Liabilities	5,466,307	3,528,278	55%
Working Capital	$(1,406,834)	$(40,086)	(3410)%
Working Capital Ratio	(0.74)	(0.99)	(25)%

Cash Flows
	Three Months Ended
	March 31
	2012 (As Restated)	2011
Cash Flows Provided by Operating Activities	$2,127,942	$3,297,353
Cash Flows Used in Investing Activities	(5,867,736)	(4,393,897)
Cash Flows Provided by (Used in) Financing Activities	3,337,239	883,777
Net Increase (Decrease) in Cash During Period	$(402,555)	$(212,767)

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

As of March 31, 2012 the Company was not in compliance with its debt covenants; however the Company obtained a waiver letter from the lending institution of its covenant violation.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") in the United States has required our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. Our significant accounting policies are disclosed in the notes to the interim financial statements for the period ended March 31, 2012 included in this Quarterly Report on Form 10-Q/A.

The financial statements presented with this Quarterly Report on Form 10-Q/A have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented in the attached financial statements, have been included. Interim results for the period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

Our significant accounting policies are disclosed at Note 2 to the unaudited financial statements included with this Quarterly Report.

ITEM 4.     CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

Our management, with the participation of our Interim President and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of March 31, 2012. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our Interim President and Chief Accounting Officer concluded that, as a result of the material weaknesses described below, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Interim President and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.  The material weaknesses, which relate to internal control over financial reporting, that were identified are:

1)
We did not properly apply business combination accounting to our acquisition of Doral and as a result we inappropriately recorded goodwill and an intangible asset as part of that transaction.  As a result, we determined that our consolidated financial statements for the year ended December 31, 2011 filed in the annual report on Form 10-K and our consolidated financial statements as of and for the three month period ended March 31, 2012 filed in the quarterly report on Form 10-Q should not be relied upon and needed to be restated.;

2)
We did not properly accrue operating costs or capital expenditures for activity that occurred during the fourth quarter of 2011. As a result, we determined that our consolidated financial statements for the year ended December 31, 2011 filed in the annual report on Form 10-K and our consolidated financial statements as of and for the three month period ended March 31, 2012 filed in the quarterly report on Form 10-Q should not be relied upon and needed to be restated.

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

(b)  Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CROSS BORDER RESOURCES, INC.

By	/s/Kenneth S. Lamb
Name:	Kenneth S. Lamb
Title:	Chief Accounting Officer
Date:	August 31, 2012