Form 10-Q
period 2012-06-30
CROSS BORDER RESOURCES, INC.
filed 2012-09-20
CIK 1373485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

  (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ________

COMMISSION FILE NUMBER 000-52738

CROSS BORDER RESOURCES, INC.
(Exact name of registrant as specified in its charter)

NEVADA	98-0555508
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2515 McKinney Ave, Suite 900
Dallas, TX	75201
(Address of principal executive offices)	(Zip Code)

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
As of September 18, 2012, the Registrant had 16,151,946 shares of common stock outstanding.

Cross Border Resources, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three- and six- month periods ended June 30, 2012 are not necessarily indicative of the results that can be expected for the year ending December 31, 2012.

As used in this Quarterly Report on Form 10-Q, the terms "we,” "us,” "our,” and the “Company” mean Cross Border Resources, Inc. unless otherwise indicated.  All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Cross Border Resources, Inc.
Balance Sheets

	June 30,	December 31,
	2012	2011
	(Unaudited)	(As Restated)
ASSETS

Current Assets:
Cash and cash equivalents	$394,106	$472,967
Accounts receivable - production	2,785,721	1,184,544
Accounts receivable - related party	42,070	-
Derivative asset – current	525,014	-
Prepaid expenses and other current assets	605,054	1,808,944
Current tax asset	21,737	21,737
Total Current Assets	4,373,702	3,488,192

Property and Equipment:
Oil and gas properties (successful efforts method)	43,607,136	34,986,566
Less accumulated depletion and depreciation	(11,121,240)	(9,667,031)
Net Property and Equipment	32,485,896	25,319,535

Other Assets:
Other property and equipment, net of accumulated depreciation of $149,245 and $126,473 in 2012 and 2011, respectively	73,216	95,988
Deferred bond costs, net of accumulated amortization of $503,854 and $344,300 in 2012 and 2011, respectively	-	159,554
Deferred bond discount, net of accumulated amortization of $186,560 and $127,483 in 2012 and 2011, respectively	-	59,077
Deferred financing costs, net of accumulated amortization of $64,353 and $26,355 in 2012 and 2011, respectively	150,273	64,746

Derivative asset - long-term	331,037	-
Other	54,324	54,324
Total Other Assets	608,850	433,689

TOTAL ASSETS	$37,468,448	$29,241,416

The accompanying notes are an integral part of these financial statements.

	June 30,	December 31,
	2012	2011
	(Unaudited)	(As Restated)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable - trade	$2,407,320	$1,177,383
Accounts payable - revenue distribution	458,222	143,215
Interest payable	82,208	112,659
Accrued expenses and other payables	1,868,390	484,595
Deferred revenues	-	32,479
Notes payable - current	764,278	764,278
Bonds payable – current portion	-	570,000
Creditors payable – current portion	702,000	186,761
Change of control payable	623,347
Derivative liability – current portion	-	56,908
Total Current Liabilities	6,905,765	3,528,278

Other Liabilities:
Asset retirement obligations	1,268,990	1,186,260
Deferred income tax liability	21,737	21,737
Line of credit	9,500,000	2,381,000
Derivative liability, net of current portion	-	28,086
Bonds payable, net of current portion	-	2,825,000
Creditors payable, net of current portion	650,783	1,352,783
Total Non-Current Liabilities	11,441,510	7,794,866

TOTAL LIABILITIES	18,347,275	11,323,144

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 36,363,637 shares authorized, 16,151,946 shares issued and outstanding at June 30, 2012 and December 31, 2011	16,152	16,152
Additional paid-in capital	32,617,690	32,617,690
Retained earnings (accumulated deficit)	(13,512,669)	(14,715,570)
TOTAL STOCKHOLDERS’ EQUITY	19,121,173	17,918,272

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$37,468,448	$29,241,416

The accompanying notes are an integral part of these financial statements.

Cross Border Resources, Inc.
Statements of Operations
For the three months ended June 30, 2012 and 2011
 (Unaudited)

	Three months ended June 30,
	2012	2011
REVENUES AND GAINS:
Oil and gas sales	$4,147,645	$1,465,050
Other	-	32,479
Total Revenues And Gains	4,147,645	1,497,529

OPERATING EXPENSES:
Operating costs	243,847	362,161
Production taxes	368,587	165,108
Depreciation, depletion, and amortization	991,938	488,601
Impairment of oil & gas properties	1,775,796	-
Accretion expense	29,353	26,416
General and administrative	1,561,920	1,100,147
Total Operating Expenses	4,971,441	2,142,433

GAIN (LOSS) FROM OPERATIONS	(823,796)	(644,904)

OTHER INCOME (EXPENSE):
Bond issuance amortization	-	(4,664)
Gain (loss) on derivatives	1,435,824	75,857
Interest expense	(137,169)	(142,438)
Gain on sale of oil and gas properties	-	599,100
Miscellaneous other income (expense)	393	10,609
Total Other Income (Expense)	1,299,048	538,464

GAIN (LOSS) BEFORE INCOME TAXES	475,252	(106,440)

Current tax benefit (expense)	61,932	54,160
Deferred tax benefit (expense)	(61,932)	(14,317)
Income tax benefit (expense)	-	39,843

NET INCOME (LOSS)	$475,252	$(66,597)

NET GAIN (LOSS) PER SHARE:
Basic and diluted	$0.03	$(0.00)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	16,151,946	14,948,649

The accompanying notes are an integral part of these financial statements.

Cross Border Resources, Inc.
Statements of Operations
For the six months ended June 30, 2012 and 2011
 (Unaudited)

	Six months ended June 30,
	2012	2011
REVENUES AND GAINS:
Oil and gas sales	$7,721,391	$3,031,863
Other	32,479	64,958
Total Revenues And Gains	7,753,870	3,096,821

OPERATING EXPENSES:
Operating costs	980,228	515,225
Production taxes	528,958	270,564
Depreciation, depletion, and amortization	1,536,058	1,072,891
Impairment of oil & gas properties	1,775,796	-
Accretion expense	34,241	52,833
General and administrative	2,232,990	1,973,291
Total Operating Expenses	7,088,271	3,884,804

GAIN (LOSS) FROM OPERATIONS	665,599	(787,983)

OTHER INCOME (EXPENSE):
Bond issuance amortization	(159,554)	(9,328)
Gain (loss) on derivatives	961,911	106,123
Gain on sale of oil and gas properties	-	599,100
Interest expense	(268,927)	(247,594)
Miscellaneous other income (expense)	3,872	52,628
Total Other Income (Expense)	537,302	500,929

GAIN (LOSS) BEFORE INCOME TAXES	1,202,901	(287,054)

Current tax benefit (expense)	(180,519)	85,028
Deferred tax benefit (expense)	180,519	(19,487)
Income tax benefit (expense)	-	65,541

NET INCOME (LOSS)	$1,202,901	$(221,513)

NET GAIN (LOSS) PER SHARE:
Basic and diluted	$0.07	$(0.02)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	16,151,946	13,719,626

The accompanying notes are an integral part of these financial statements.

Cross Border Resources, Inc.
Statements of Cash Flows
For the six months ended June 30, 2012 and 2011
 (Unaudited)
	Six months ended June 30
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,202,901	$(221,513)
Adjustments to reconcile net income (loss) to cash used by operating activities:
Depreciation, depletion, amortization and impairment	3,311,854	1,047,697
Accretion	34,241	52,833
Gain on disposition of assets	-	(583,766)
Share-based compensation	-	455,230
Amortization of debt discount and deferred financing costs	218,631	34,520
Changes in operating assets and liabilities:
Accounts receivable	(1,643,247)	15,194
Prepaid expenses and other current assets	1,105,082	(551,986)
Accounts payable	293,588	(1,026,600)
Change of control liability	623,347	-
Accrued expenses	117,229	(190,602)
Deferred income tax	-	(30,250)
Deferred revenue	(32,479)	(64,958)
Derivative asset/liability	(941,045)	(105,074)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	4,290,102	(1,169,275)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures - oil and gas properties	(7,906,200)	(1,894,869)
Proceeds from sale of interest in properties	-	799,100
Capital expenditures - other assets	-	(35,239)
NET CASH USED IN INVESTING ACTIVITIES	(7,906,200)	(1,131,008)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of expenses	-	5,143,220
Net borrowings (payments) on line of credit	7,119,000	(1,581,426)
Proceeds from renewing notes	-	139,359
Repayment of notes payable	-	(382,081)
Repayments of bonds	(3,395,000)	(190,000)
Repayments to creditors	(186,761)	(266,760)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,537,239	2,862,312

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(78,861)	562,029
Cash and cash equivalents, beginning of period	472,967	975,123
Cash and cash equivalents, end of period	$394,106	$1,537,152

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$171,993	$195,795
Income taxes paid	$-	$-
NON-CASH TRANSACTIONS
Oil and natural gas properties included in accounts payable	$1,220,904	$38,064
Oil and natural gas properties included in Accrued Expenses	$1,266,566	$-

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

The statements of income include the results of operations for Cross Border Resources, Inc. commencing on January 4, 2011. As a result, information provided for the six months ended June 30, 2011 presented below includes the actual results of operations from January 4, 2011 to June 30, 2011 and the combined historical financial information for the Cross Border Resources, Inc. (formerly Doral Energy) and Pure for the period January 1, 2011 to January 3, 2011. The unaudited pro forma financial information for the six months ended June 30, 2011 presented below combines the historical financial information for the Cross Border Resources, Inc. and Pure for that period. The following unaudited pro forma information is not necessarily indicative of the results of future operations:

	Three months ended June 30, 2011	Six months ended June 30, 2011
Revenues	$1,497,529	$3,096,821
Operating income (loss)	(644,904)	(787,983)
Net income (loss)	(66,597)	(221,513)

Earnings (loss) per share	$(0.00)	$(0.02)

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS (continued)

Basis for Presentation

The unaudited condensed balance sheet as of December 31, 2011 and the unaudited condensed statements of operations and cash flows for the six months ended June 30, 2011 include the accounts of the Predecessor for the period of January 1, 2011 to January 3, 2011 and the accounts of Pure and the Company for the period January 4, 2011 (date of reverse acquisition as discussed below) to June 30, 2011 (collectively, “Cross Border Resources, Inc.” or the “Company”). The comparative balance sheet as of June 30, 2012 and the unaudited condensed statements of operations and cash flows for the six-month period ended June 30, 2012 represent the accounts of the Company.  The business combination has been accounted for as a reverse acquisition wherein Pure is treated as the acquirer for accounting purposes.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period to conform to current presentation.  See the "Going Concern" subheading below.

Going Concern

These consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern.  These principles assume that the Company will be able to realize its assets and discharge its obligations in the normal course of operations for the foreseeable future.

At June 30, 2012, the Company had a working capital deficit of $2,352,063 and outstanding debt (consisting of a line of credit, creditors payable, change in control payments, and notes payable) of $12,240,408.  Because of the working capital deficit, the Company was not in compliance with the covenants of its line of credit with Texas Capital Bank (“TCB”).  On August 22, 2012, TCB agreed to a waiver of the covenant violations for a period of one year.   Of the outstanding debt, $367,309 is due September 30, 2012 under an unsecured promissory note payable to Green Shoe Investments, Ltd and $396,969 is due September 30, 2012 under an unsecured promissory note payable to Little Bay Consulting, SA.  The Company currently does not have sufficient funds to repay these obligations. The Company is exploring available financing options, including the sale of debt, equity, or assets.  The Company sold its Wolfberry assets for $2,250,000.  The closing date of the sale was August 16, 2012.  If the Company is unable to finance its operations on acceptable terms or at all, its business, financial condition and results of operations may be materially and adversely affected. As a result of the working capital deficiency, there is substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Interim financial statements

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the its Amended Annual Report on Form 10-K/A for the year ended December 31, 2011, filed with the SEC on August 31, 2012. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in its audited financial statements for the fiscal period ended December 31, 2011, may have been omitted. The results of operations for the three- and six- month periods ended June 30, 2012 are not necessarily indicative of results for the entire year ending December 31, 2012.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Oil and Gas Properties

The Company uses the successful efforts method of accounting for oil and gas producing activities.  Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves and to drill and equip development wells and related asset retirement costs are capitalized.  Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.

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

Impairment of oil and gas properties is considered when there is an indicator of possible impairment or a triggering event, such as a pending sale.  In the event that an impairment is considered appropriate, the properties in question are recorded at fair value.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable - Production

Accounts receivable consist of amounts due from customers for oil and gas sales, some of which are joint interest owners, and are considered fully collectible by the Company as of June 30, 2012 and December 31, 2011.  The Company determines when receivables are past due based on how recently payments have been received.

Revenue Recognition

The Company recognizes oil and natural gas revenue from its interests in producing wells when oil and natural gas is produced and sold from those wells.

Property and Equipment

Property, plant, and equipment are stated at cost.  Depreciation of office furniture and equipment is provided using the straight-line method based on estimated useful lives ranging from three to 15 years.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Asset Retirement Obligations

The Company accounts for asset retirement obligations under the provisions of ASC 410, Asset Retirement and Environmental Obligations, which provides for an asset and liability approach to accounting for Asset Retirement Obligations (ARO).  Under this method, when legal obligations for dismantlement and abandonment costs, excluding salvage values, are incurred, a liability is recorded at fair value and the carrying amount of the related oil and gas properties is increased.  Accretion of liability is recognized each period using the interest method of allocation and the capitalized cost is depleted over the useful life of the related asset. AROs as of June 30, 2012 and December 31, 2011 were $1,268,990 and $1,186,260, respectively.

The following is a description of the changes to the Company’s AROs for the year-to-date periods ended June 30, 2012 and December 31, 2011:
	2012	2011
Asset retirement obligations at beginning of year	$1,186,260	$508,588
Asset retirement obligations acquired in acquisition	-	630,499
Revision of previous estimates	-	(158,452)
Accretion expense	34,241	84,428
Additions	48,489	121,197
Asset retirement obligations at end of period	$1,268,990	$1,186,260

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

Deferred Revenue

The Company entered into a two-year term assignment with a private party of certain oil and gas working interests located in southeastern New Mexico beginning in April 2010.  The payment received upon entry into the agreement has been amortized to income over the period from April 2010 through March 2012.  No further receipts are due, nor are any similar agreements in place.

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

NOTE 3– OIL AND NATURAL GAS PROPERTIES AND OTHER EQUIPMENT

Oil and natural gas properties

The following table sets forth the capitalized costs under the successful efforts method for oil and natural gas properties:

	June 30,
	2012	2011
Oil and natural gas properties	$43,607,136	$34,986,566
Less accumulated depletion and impairment	(11,121,240)	(9,667,031)
Net oil and natural gas properties capitalized costs	$32,485,896	$25,319,535

At June 30, 2012, the Company excluded $14,316,518 from the depletion calculation.  At June 30, 2012, the capitalized costs of the Company’s oil and natural gas properties included $10,336,219 relating to acquisition costs of proved properties which are being amortized by the unit-of-production method using total proved reserves and $18,954,399 relating to exploratory well costs and additional development costs which are being amortized by the unit-of-production method using proved developed reserves.

Capitalized costs related to proved oil and natural gas properties, including wells and related equipment and facilities, are evaluated for impairment based on the Company’s analysis of undiscounted future net cash flows. If undiscounted future net cash flows are insufficient to recover the net capitalized costs related to proved properties, then the Company recognizes an impairment charge in income equal to the difference between carrying value and the estimated fair value of the properties. Estimated fair values are determined using discounted cash flow models. The discounted cash flow models include management’s estimates of future oil and natural gas production, operating and development costs, and discount rates. The Company has recorded a $1,775,796 impairment charge related to its Wolfberry assets located in the Texas counties of Dawson, Howard, Martin and Borden.  The impairment charge represents the difference between the properties’ carrying value and their estimated fair market value.  The impairment expense is included in impairment of oil & gas properties in the accompanying Consolidated Statements of Operations.

Uncertainties affect the recoverability of these costs as the recovery of the costs outlined above are dependent upon the Company obtaining and maintaining leases and achieving commercial production or sale.

Other property and equipment

The historical cost of other property and equipment, presented on a gross basis with accumulated depreciation is summarized as follows:

	June 30,
	2012	2011
Other property and equipment	$199,615	$222,461
Less accumulated depreciation	(126,399)	(126,473)
Net property and equipment	$73,216	$95,988

NOTE 4– STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

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

In addition to registration rights, the investors in the offering were offered a right of first refusal to participate in future offerings of common stock if the principal purpose of which is to raise capital.  This right of first refusal terminated May 26, 2012, the one-year anniversary of the closing date of the offering.

NOTE 4– STOCKHOLDERS' EQUITY  AND EARNINGS PER SHARE (continued)

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

Stock Options

In January 2011, the Company issued options to purchase a total of 1,602,500 shares of its common stock at option prices ranging from $4.80 to $6.38 per share.  Of that total, 1,265,000 were issued to employees, 250,000 were issued to a consultant and 87,500 were issued to the Company's directors.  During 2011, unvested options to purchase 325,000 shares were forfeited by an employee and a consultant whose relationship with the company ended and vested options to purchase 225,000 shares expired unused.  In October 2011, the Company's board of directors offered to buy back all options held by then-current employees at $0.10 per option share.  All employees accepted the offer, resulting in a total payment by the Company of $96,500.

At June 30, 2012, options to purchase 87,500 shares of stock at $4.80 per share remain outstanding, all of which are held by current, or former, members of the Company's Board of Directors.

Earnings Per Share

The following table illustrates the calculation of earnings per share for the three- and six-month periods ended June 30:

	Three months ended June 30		Six months ended June 30
	2012	2011	2012	2011
Net income (loss)	$475,252	$(66,597)	$1,202,901	$(221,513)
Weighted-average number of common shares	16,151,946	14,948,649	16,151,946	13,719,626
Earnings per common share:
Basic	$0.03	$(0.00)	$0.07	$(0.02)
Diluted	$0.03	$(0.00)	$0.07	$(0.02)

The exercise prices of all outstanding stock options and warrants, and the conversion price on convertible debt, exceeded the market price for the Company's common stock throughout the periods shown. Therefore there would have been no dilutive impact from these items for the periods.  In periods where a net loss is incurred, as in the 2011 periods, any assumed exercise of stock options or warrants would be anti-dilutive.

NOTE 5– RELATED PARTY TRANSACTIONS

The Company paid $163,000 in consulting fees in the six-month period ended June 30, 2011, to BDR Consulting, Inc. (BDR), a member of CCJ/BDR Investments, L.L.C., who owned a combined 64.108% limited partnership interest in the Pure Gas Partners II, L.P.  The president of BDR also served on the Board of Directors and was the Chief Executive Officer of Pure Energy Group, Inc. BDR's services have not been used since the termination agreement in June 2011.

On April 11, 2012, the Company advanced it's then Chief Executive Officer, E. Willard Gray, II, $119,575 related to the change in control provisions in Mr. Gray's employment agreement.  At June 30, 2012, $42,070 remained outstanding (shown as Accounts receivable - related party on the Balance Sheet), which was deducted from the second change of control payment to him from the Company in July 2012.

NOTE 6 – NOTES PAYABLE AND LONG-TERM DEBT

At June 30, 2012 and December 31, 2011, long-term debt consisted of the following items, excluding the operating line of credit (see Note 6):

	June 30,	December 31,
	2012	2011
7½% Debentures, Series 2005	$-	$3,395,000
Total Long-term Debt	$-	$3,395,000

7½% Debentures, Series 2005

On March 1, 2005, Pure Energy Group, Inc. and its subsidiary Pure Gas Partners, II, L.P., issued 7 ½ % Debentures, Series 2005, in the principal amount of $5,500,000 (the "Pure Debentures".  The Pure Debentures were secured by all revenues of the issuer and all money held in the funds and accounts created under the Indenture.  The Pure Debentures would have matured on March 1, 2015, if not redeemed, with principal and interest payable semi-annually on March 1 and September 1.  As of June 30, 2012 and December 31, 2011, the balance payable was $0 and $3,395,000, respectively.  Interest expense related to the Pure Debentures for the six months ended June 30, 2012 and 2011 was $43,708 and $154,223, respectively.

As permitted by the bond debt agreement, the Company purchased bonds back on the open market at its discretion.  Pure Debentures held by the Company at June 30, 2012 and December 31, 2011 totaled $0 and $100,000, respectively. These Pure Debentures were purchased at a discount of $16,719 during 2011.  The Pure Debentures held by the Company are shown as a reduction of bonds payable on the balance sheet as follows:

	June 30	December 31,
	2012	2011
Bonds Payable	$-	$3,495,000
Less: Bonds held by the Company	-	(100,000)
Total	$-	$3,395,000

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

Beginning March 31, 2011 (the effective date of the Promissory Note), the amounts owed under the Promissory Note began to accrue interest at a rate of 9.99%, and the Promissory Note provides that no payments of principal or interest are due until the maturity date of September 30, 2012.  The Company is obligated to pay all accrued interest and make a principal payment equal to one-third of the principal owed upon the closing of an equity offering resulting in a specified amount of net proceeds to the Company.  In addition, Green Shoe was granted the right to convert the principal and interest owed into shares of common stock of the Company at a conversion price of $4.00 per share. The principal balance of these amounts as of June 30, 2012 and December 31, 2011 was $367,309, which is shown in Current Liabilities on the Balance Sheet.

NOTE 6 – NOTES PAYABLE AND LONG-TERM DEBT (continued)

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

Beginning March 31, 2011 (the effective date of the Promissory Note), the amounts owed under the Promissory Note began to accrue interest at a rate of 9.99%, and the Promissory Note provides that no payments of principal or interest are due until the maturity date of September 30, 2012.  The Company is obligated to pay all accrued interest and make a principal payment equal to one-third of the principal owed upon the closing of an equity offering resulting in a specified amount of net proceeds to the Company.  In addition, Little Bay was granted the right to convert the principal and interest owed into shares of common stock of the Company at a conversion price of $4.00 per share. The principal balance of these borrowings as of June 30, 2012 and December 31, 2011 was $396,969, which is shown in Current Liabilities on the Balance Sheet.

NOTE 7 – OPERATING LINE OF CREDIT

As of December 31, 2011, the borrowing base on the line of credit was $4,500,000.  Effective March 1, 2012, the borrowing base was increased to $9,500,000. The interest rate was calculated at the greater of the adjusted base rate or 4%. The line of credit is collateralized by producing wells and matures on January 14, 2014.  As of June 30, 2012 and December 31, 2011, the outstanding balance on the line of credit was $9,500,000 and $2,381,000, respectively.

As of June 30, 2012, the Company was in violation of two covenants under its agreement with Texas Capital Bank ("TCB"), the Current Ratio covenant and the negative covenant related to past due invoices.  On August 22, 2012, TCB agreed to a waiver of the covenant violations for a period of one year.

Interest expense for the six months ended June 30, 2012 and 2011 was $148,292 and $46,039, respectively.  The line of credit is reported as long-term debt because the maturity date is greater than one year. There is no unused balance on this facility as of June 30, 2012.

As the result of the sale of certain interests in oil and gas properties, effective August 1, 2012, the borrowing base was reduced by $750,000 and that amount was repaid to TCB out of the sale proceeds. The borrowing base at August 22, 2012, is $8.75 million, which is fully borrowed.

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

The net estimated revenue distribution due to creditors in 2013 based on expected 2012 net revenues is $702,000, which is presented as a current liability.  The related distribution based on 2011 net revenues was $186,761 as of December 31, 2011, which had been reduced for an over payment in the prior year and was paid in February 2012.   As of June 30, 2012 and June 30, 2011, the combined creditors’ payable balances were $1,352,783 and $1,539,545, respectively.

NOTE 9 – OPERATING LEASES

The Company has a non-cancelable operating lease for office space expiring in June 2014.  As of June 30, 2012, the remaining future minimum lease payments under the existing lease are as follows:

Year Ending December 31,	Operating Lease
2012	$25,000
2013	51,250
2014	26,250
2015	-
2016	-
Total Minimum Lease Payments	$102,500

Rent expense related to leases for the six-month periods ended June 30, 2012 and 2011 was $25,778 and $23,750, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

The changes resulting from the Settlement Agreement signed on April 23, 2012 triggered the change in control provisions under existing agreements (see Note 14) with employees.  A total of approximately $1.0 million is payable to employees in four installments during 2012.  The costs are reflected in general and administrative expenses in the Statement of Operations in the period they were triggered (the second quarter of 2012). Approximately 38% was paid during the second quarter of 2012 and 37% and 25% will be paid in each of the third and fourth quarters of 2012, respectively.  Details of the payment calculation were disclosed in the Company's Form 10-K for the year ended December 31, 2011, filed with the SEC on March 15, 2012.

NOTE 11 – CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to the concentration of credit risk consist primarily of cash and cash equivalents. Cash balances did exceed FDIC normal insurance protection levels at June 30, 2012. However, Section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“DFA”) provides temporary unlimited deposit insurance coverage for noninterest-bearing transaction accounts at all FDIC-insured depository institutions.

The Company also maintains cash balances with two investment brokerage firms that are protected by the Securities Investor Protection Corporation (SIPC) up to $250,000.  In addition to the SIPC coverage, one of the investment brokerage firms provides supplemental coverage in excess of SIPC through an insurance policy that covers cash balances up to $500,000.  The cash balance at the other investment brokerage firm is held in a FDIC-Insured Deposit Account and is also protected by a supplemental coverage insurance policy that covers cash balances up to $124,500,000.  As of June, 2012 and 2011, the Company’s cash balance with these investment brokerage firms did not exceed the combined coverage.

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

At June 30, 2012, we had a net derivative asset of $856,051, as compared to a net derivative liability of $84,994 at the prior year end.  The change in net derivative asset/liability is recorded as non-cash mark-to-market income or loss.  Mark-to-market income of $941,045 was recorded in the six months ended June 30, 2012, as compared to $106,850 is the same period of the prior year.  Net realized hedge settlement gain for the six months ended June 30, 2012 totaled $20,866, and net realized hedge settlement loss for the six months ended June 30, 2011 were $727. The combination of these two components of derivative expense/income is reflected in "Other Income (Expense)" on the Statements of Operations as "Gain (loss) on derivatives."

As of June 30, 2012, we have crude oil swaps in place relating to a total of 4,000 Bbls per month, as follows:
				Price	Volumes	Fair Value of Outstanding Derivative Contracts (1) (in thousands) as of
Transaction				Per	Per	June 30,	December
Date	Type (2)	Beginning	Ending	Unit	Month	2012	31, 2011
March 2011	Swap	04/01/2011	02/28/2013	$104.55	1,000	$143,669	$83,594
November 2011	Swap	12/01/2011	11/30/2014	$93.50	2,000	336,556	(168,588)
February 2012	Swap	03/01/2012	02/28/2014	$106.50	1,000	375,826	-
						$856,051	$(84,994)

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

NOTE 13 – FAIR VALUE MEASUREMENTS

The Company's commodity derivatives are measured at fair value in the financial statements. The Company’s financial assets and liabilities are measured using input from three levels of the fair value hierarchy. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

Level 1 –	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

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

Level 3 –
Unobservable inputs reflect the Company's judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. The Company develops these inputs based on the best information available, using internal and external data.

The following table presents the Company’s assets and liabilities recognized in the balance sheet and measured at fair value on a recurring basis as of June 30, 2012:

	Input Levels for Fair Value Measurements
Description	Level 1	Level 2	Level 3	Total
Current Assets / (Liabilities):
Commodity derivatives, current portion	$-	$856,051	$-	$856,051
Other Assets / (Liabilities):
Commodity derivatives, long-term
	$-	$856,051	$-	$856,051

The fair value of derivative assets is determined using forward price curves derived from market price quotations, externally developed models, with internal and external fundamental data inputs. Market price quotations are obtained from independent energy brokers and direct communication with market participants.

NOTE 14 – SETTLEMENT AGREEMENT

On April 23, 2012, the Company entered into an agreement (“Settlement Agreement”) with Red Mountain Resources, Inc. (“Red Mountain”). Pursuant to the Settlement Agreement and effective on May 8, 2012, Red Mountain's lawsuit against the Company and the Company's directors filed with the District Court for Clark County, Nevada (the “Action”) was dismissed with prejudice. Additionally and also effective on May 8, 2012, Everett Willard Gray, II, Lawrence J. Risley and Brad E. Heidelberg resigned from the Board of Directors of the Company (with Richard F. LaRoche, Jr. and John W. Hawkins remaining as members of the Board) and Alan W. Barksdale, Randell K. Ford and Paul N. Vassilakos, each a member of Red Mountain’s board of directors, were appointed as directors of the Company to fill the vacancies. Messrs. Ford, Vassilakos, LaRoche and Hawkins are considered to be independent directors.

NOTE 14 – SETTLEMENT AGREEMENT (continued)

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
• Everett Willard Gray II, Chairman and CEO, and Larry Risley, President and Chief Operating Officer, resigned as officers of the Company, effective May 31, 2012. The newly-constituted Board appointed Earl Sebring as Interim President, effective June 1, 2012.  The parties have agreed that any new executives will receive no more compensation than the former executives would have received in aggregate over the period ending December 31, 2012.
• To avoid potential conflicts of interest, the newly-constituted Board will not appoint any person who currently serves as an officer or director of Red Mountain or its affiliates to serve as an executive officer of the Company.
• The newly-constituted Board would cause the Company to hold an annual meeting for the election of directors as soon as practicable but no later than September 30, 2012.  The annual meeting was held on July 31, 2012 (see Note 15).

The Company’s stockholders have been named as third party beneficiaries of the Settlement Agreement so that they may cause the newly-constituted Board to comply with these terms.

NOTE 15 -- SUBSEQUENT EVENTS

The Company held its annual meeting of stockholders on July 31, 2012. At the annual meeting, the stockholders of the Company voted on the following matters: (1) the election of five directors to serve for the ensuing year and until their successors are elected and qualified; (2) a proposal to allow all holders of the Company’s outstanding common stock warrants to exercise the full amount of such warrants regardless of the beneficial ownership of the Company’s common stock owned by such holders; (3) a proposal to approve an amendment to the Company’s articles of incorporation increasing the number of shares of common stock the Company is authorized to issue to 99,000,000 shares; and (4) a proposal to approve an amendment to the Company’s articles of incorporation authorizing the Company to issue up to 1,000,000 shares of “blank check” preferred stock.  Each of the proposals were approved by a majority of the stockholders.  Detailed results of the voting can be seen in the Current Report on Form 8-K filed on August 2, 2012.

In mid-August 2012 and effective on August 1, 2012, the Company entered into a Letter Agreement with Big Star Oil & Gas, LLC ("Big Star") to sell certain oil and gas leasehold interests in Howard, Borden Dawson and Martin Counties, Texas for $2.25 million.  The transaction closed on August 16, 2012. As a result of this sale of assets an impairment of oil and gas properties of approximately $1.8 million was recorded in these financial statements effective June 30, 2012.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements.” These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption “Part I – Item 1A. Risk Factors” in our Annual Report and elsewhere in this Quarterly Report. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents, particularly our Annual Reports, our Quarterly Reports and our Current Reports we file from time to time with the United States Securities and Exchange Commission (the “SEC”). Copies of all of our filings with the SEC may be accessed by visiting the SEC site (http://www.sec.gov) and performing a search of our electronic filings.

BUSINESS OVERVIEW

General Overview

Cross Border Resources, Inc. is an oil and gas exploration company resulting from the business combination of Doral Energy Corp. and Pure Gas Partners II, L.P. ("Pure L.P."), effective January 3, 2011. We own over 865,893 gross (approximately 293,843 net) mineral and lease acres in New Mexico and Texas.  Approximately 25,000 of these net acres exist within the Permian Basin. A significant majority of our acreage consists of either owned mineral rights or leases held by production, allowing us to hold lease rental payments to under $5,000 annually.  The majority of our acreage interests consists of non-operated working interests except for certain core San Andres properties which we operate.

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

Successful 2nd Bone Spring and Yeso horizontal and vertical completions during 2011 and continuing into the second quarter of 2012 have been instrumental in increasing our net daily production from 271 barrels of oil equivalent per day (“boepd”) at January 3, 2011 to a net daily production rate of approximately 571 boepd for the second quarter of 2012.  The net daily production rate has dropped from 675 boepd in March 2012 due to the normal decline of new wells put on production during the first quarter of 2012 and fewer new wells coming on during the second quarter of 2012.

Additional development is currently underway on our  Yeso and Bone Springs acreage with our other working interest partners Apache, Marshall & Winston, Concho Resources, Cimarex, Mewborne, and Oxy.  We currently have a drilling inventory across these formations with varying non-operated working interests ranging from 1.05% to 43.75%.  In the coming months, management intends to place greater emphasis on our operated properties, primarily in the Tom Tom/Tomahawk area.

During the first six months of 2012, we participated in 14 gross (1.6 net) new wells.  In the months of July and August, we participated in 7 gross (0.75 net) new wells.   Of these 21 wells, as of August 31, 2012, 15 had been placed on production, while 6 are awaiting completion.  Additionally, 3 of the 4 wells that were drilled during 2011 and were awaiting completion at year end 2011 were successfully completed during the six months ended June 30, 2012.  No new leasehold acquisitions were made during first quarter 2012.

In August 2012, we sold all of our Wolfberry assets located in the Texas counties of Dawson, Howard, Martin and Borden to Big Star Oil and Gas, LLC for $2.25 million in cash.  An impairment of approximately $1.8 million was recorded in June 2012 to reduce the carrying value of these assets to the sales price. We expect that the average BOE production from this area (approximately 885 BOE monthly) will be replaced by new production from other areas.

SETTLEMENT AGREEMENT

On April 23, 2012, the Company entered into an agreement (“Settlement Agreement”) with Red Mountain Resources, Inc. (“Red Mountain”) to settle litigation filed by Red Mountain against the Company as further described in Item 1 of Part II of this report. Pursuant to the Settlement Agreement and effective on May 8, 2012, the litigation was dismissed and Everett Willard Gray, II, Lawrence J. Risley and Brad E. Heidelberg resigned from the Board of Directors of the Company (with Richard F. LaRoche, Jr. and John W. Hawkins remaining as members of the Board) and Alan W. Barksdale, Randell K. Ford and Paul N. Vassilakos, each a member of Red Mountain’s board of directors, were appointed as directors of the Company to fill the vacancies.  Messrs. Ford, Vassilakos, LaRoche and Hawkins are considered to be independent directors.

The Settlement Agreement also contains certain terms in order to provide certain protections to the stockholders of the Company.  See Note 14 "Settlement Agreement" for a listing of these terms.  For more information on the Settlement Agreement, please see the Information Statement (Schedule 14F-1) filed by the Company with the SEC on April 27, 2012.

STRATEGIC ALTERNATIVES

In February 2012, we announced that our Board of Directors had decided to engage in a broad review of strategic alternatives aimed at maximizing shareholder value.  The purpose of the strategic review was to evaluate the Company's current long-term business plan against a range of alternatives that have the potential to maximize shareholder value including strategic financing opportunities, asset divestitures, joint ventures and/or a corporate sale, merger or other business combination.  The Company engaged KeyBanc Capital Markets as its financial advisor to assist the Company with its evaluation of strategic opportunities.  The strategic review process was not initiated as a result of any particular offer.  Activity under this review was delayed until the new Board was seated as a result of the Settlement Agreement. The contract was terminated in August 2012 without the Company engaging in any strategic alternatives.

RESULTS OF OPERATION

Summary of Production

The following summarizes our net production sold for the three- and six-month periods ended June 30:

	Three Months Periods			Six Months Periods
	2012	2011	% Change	2012	2011	% Change
Oil (Bbls)	42,106	12,570	235%	74,521	25,856	188%
Gas (mcf)	59,120	62,672	(6)%	113,491	113,583	0%
Total barrels of oil equivalent (boe)*	51,959	23,015	126%	93,436	44,786	109%
Average barrels of oil equivalent per day (“boepd”)	571	253	126%	487	247	97%
* Oil and natural gas were combined by converting natural gas to oil equivalent on the basis of 6 mcf of gas = 1 boe.

This increase in oil and gas sales volumes is due primarily to increased production from wells added period over period. The 2012 six-month period had one additional production day when comparing to the same period of 2011, which impacts the % Change calculation for the Average boepd.

Set forth in the following schedule is the average sales price per unit and average cost of production produced by us for the three- and six-month periods ended June 30:
	Three Months Periods			Six Months Periods
	2012	2011	% Change	2012	2011	% Change
Average sales price:
Oil ($ per bbl)	$88.87	$95.00	(6)%	$93.04	$89.60	4%
Gas ($ per mcf)	$4.78	$6.42	(26)%	$5.30	$6.19	(14)%
Average cost of production:
Average production cost ($/boe)	$11.67	$14.90	(22)%	$13.42	$10.78	24%
Average production taxes ($/boe)	$7.09	$7.28	(3)%	$5.66	$6.09	(7)%

Three months ended June 30, 2012 and 2011

Summary of  Second Quarter Results
	Three Months Ended June 30		Percentage Increase /
	2012	2011	(Decrease)
Revenue and Gains	$4,147,645	$1,497,529	177%
Operating Expenses	(4,971,441)	(2,142,433)	132%
Other Income (Expense)	1,299,048	538,464	141%
Income Tax (Expense) Benefit	-	39,843	(100)%
Net Income (Loss)	$475,252	$(66,597)	n/m
  n/m - When moving from income to expense, or from expense to income, the percentage change is not meaningful.

Revenues

We recognized $4.1 million in revenues from sales of oil and natural gas for the three months ended June 30, 2012 (the “2012 Quarter”), compared to $1.47 million for the three months ended June 30, 2011 (the “2011 Quarter”.)  This 183% increase in oil and gas sales revenue is due primarily to increased production from wells added period over period.  Sales volumes on a boe basis were up approximately 126% for the 2012 Quarter over the 2011 Quarter.  In addition, average prices for crude oil sold period over period increased by 15%.  We report our revenues on wells in which we have a working interest based on information received from operators.  The recognition of revenues in this manner is in accordance with generally accepted accounting principles.

We also recognized deferred revenue of $32,479 during the 2011 Quarter with no comparable item in the 2012 Quarter.

Operating Expenses

Our operating expenses for the 2012 Quarter and 2011 Quarter consisted of the following:

	Three Months Ended June 30,		Percentage Increase /
	2012	2011	(Decrease)
Operating Costs	$243,847	$362,161	(33)%
Production Taxes	368,587	165,108	123%
Depreciation, Depletion, and Amortization	991,938	488,601	103%
Impairment of Oil and Gas Properties	1,775,796	-	100%
Accretion Expense	29,353	26,416	11%
General and Administrative	1,561,920	1,100,147	42%
Total	$4,971,441	$2,142,433	132%

Production taxes and depletion were higher as a result of higher production on wells recently placed on production.  An impairment of certain oil and gas properties was recorded in the 2012 Quarter to reduce the carrying value of those properties to the expected sales price, with no comparable impairment in the prior year period.

General and administrative expense ("G&A") increased primarily as a result of approximately $1.0 million in change of control expenses related to the settlement agreement with Red Mountain, partially offset by no stock compensation expense during the 2012 Quarter, as compared to $425,738 in the 2011 Quarter.   No stock awards have been granted to employees, directors or other service providers since the 2011 Quarter, all of which have been fully expensed.  The 'Non-recurring Expenses' discussed below are included in, and not in addition to, G&A on the Statements of Operations.

As a result of these expenses, our G&A as a percentage of total revenue rose to 38% in the 2012 Quarter, up from 19% in the first quarter of 2012, and down from 73% during the 2011 Quarter.  We expect this percentage to decline in the third quarter of 2012.

Non-recurring Expenses

In the 2012 Quarter, the Company incurred approximately $88,000 in G&A related to defense against a lawsuit and proxy contest with a significant shareholder.  Both of these were settled during the 2012 Quarter.

Additionally, during the 2012 Quarter, we accrued expense of approximately $1.0 million related to change in control payments triggered by the change in the composition of the board of directors that occurred on May 8, 2012. The payments are scheduled to be made in four installments during 2012, with approximately $380,000 being paid in the 2012 Quarter.

G&A in the 2011 Quarter included about $24,000 in non-recurring expenses (legal, accounting, professional and transaction related fees and expenses) related to the Pure merger.

Gain on Sale of Oil and Gas Properties

We recognized a gain of $599,100 during the 2011 Quarter on the sale of an interest in certain of our leases because the proceeds exceeded the carrying costs of the properties. There was no sale of interests during the 2012 Quarter.

Price Risk Management Activities

During the 2012 Quarter, we recognized a gain of $1.44 million, which represents the combination of $72,282 in net realized hedge settlements received for the difference between the hedged price and the market price in closed months, and $1.37 million non-cash mark to market gain on the remaining term of our crude oil fixed price swaps. This compares with a 2011 Quarter gain of $75,857, which included net realized hedge settlements paid of $727 for the difference between the hedged price and the market price.  Our crude oil fixed price swaps currently cover a total of 4,000 barrels of oil per month.  See the table in Note 11 for more information on these swaps.

Six months ended June 30, 2012 and 2011

Summary of  Year to Date Results
	Six Months Ended June 30		Percentage Increase /
	2012	2011	(Decrease)
Revenue and Gains	$7,753,870	$3,096,821	150%
Operating Expenses	(7,088,271)	(3,884,804)	82%
Other Income (Expense)	537,302	500,929	7%
Income Tax (Expense) Benefit	-	65,541	(100)%
Net Income (Loss)	$1,202,901	$(221,513)	n/m
  n/m - When moving from income to expense, or from expense to income, the percentage change is not meaningful.

Revenues

We recognized $7.7 million in revenues from sales of oil and natural gas for the six months ended June 30, 2012 (“YTD 2012”), compared to $3.0 million for the six months ended June 30, 2011 (“YTD 2011”.)  This 155% increase in oil and gas sales revenue is due primarily to increased production from wells added period over period.  Sales volumes on a boe basis were up approximately 109% for YTD 2012 over YTD 2011.  In addition, average prices for crude oil sold period over period increased by 27%.  We report our revenues on wells in which we have a working interest based on information received from operators.  The recognition of revenues in this manner is in accordance with generally accepted accounting principles.

We also recognized deferred revenue of $32,479 during YTD 2012 and $64,958 during YTD 2011. The deferral period for those revenues ended March 31, 2012.

Operating Expenses

Our operating expenses for the YTD 2012 and YTD 2011 periods consisted of the following:

	Six Months Ended June 30,		Percentage Increase /
	2012	2011	(Decrease)
Operating Costs	$980,228	$515,225	90%
Production Taxes	528,958	270,564	96%
Depreciation, Depletion, and Amortization	1,536,058	1,072,891	43%
Impairment of oil and gas properties	1,775,796	-	100%
Accretion Expense	34,241	52,833	(35)%
General and Administrative	2,232,990	1,973,291	13%
Total	$7,088,271	$3,884,804	82%

Operating costs were higher as a result of costs related to additional wells brought on line year over year.  Production taxes and depletion were higher as a result of higher production on wells recently placed on production.  An impairment was recorded in YTD 2012 to reflect the excess book value of certain properties, sold effective August 1, 2012, over the sales price, with no comparable impairment in the prior year period.

G&A expense increased primarily as a result approximately $1.0 million in change of control expenses related to the settlement agreement with Red Mountain Resources, partially offset by no stock compensation expense during the YTD 2012, as compared to $455,230 in the YTD 2011.   No stock awards have been granted to employees, directors or other service providers since the 2011 Quarter, all of which have been fully expensed..  This decrease is somewhat offset by the inclusion of a $50,000 accrual for employee bonuses during the 2012 Quarter, while during 2011 no employee bonuses were accrued until the fourth quarter of the year.

G&A as a percentage of "Revenue and Gains" was reduced to 29% for the YTD 2012 period from 63% during the YTD 2011 period, primarily as a result of higher oil and gas revenue. The 'Non-recurring Expenses' discussed below are included in, and not in addition to, G&A on the Statements of Operations.

Non-recurring Expenses

G&A in YTD 2011 included about $279,000 in non-recurring expenses (legal, accounting, professional and transaction related fees and expenses) related to the Pure merger.

In YTD 2012, the Company incurred approximately $188,000 in G&A related to defense against a lawsuit and proxy contest with a significant shareholder.  Both of these were settled during the second quarter of 2012.

Additionally, in the 2012 Quarter, we accrued expense of approximately $1.0 million related to change in control payments triggered by the change in the composition of the board of directors that occurred on May 8, 2012. The payments are scheduled to be made in four installments during 2012, with approximately $380,000 being paid in the 2012 Quarter.

Gain on Sale of Oil and Gas Properties

We recognized a gain of $599,100 during the YTD 2011 period on the sale of an interest in certain of our leases because the proceeds exceeded the carrying costs of the properties.

Price Risk Management Activities

During the YTD 2012 period, we recognized a gain of $961,911, which is the combination of $20,866 of net realized hedge settlements received for the difference between the hedged price and the market price in closed months, and a $941,045 non-cash mark to market gain on the remaining term of our crude oil fixed price swaps. This compares with a YTD 2011 gain of $106,123, which is net of included realized hedge settlements paid for the difference between the hedged price and the market price of $727.  Our crude oil fixed price swaps currently cover a total of 4,000 barrels of oil per month.  See the table in Note 11 for more information on these swaps.

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

Change in Control Liability

The Company paid approximately $0.4 million to employees during the 2012 Quarter, and will be required to pay approximately $0.6 million to employees during the remainder of 2012.  These payments are the result of triggering certain change in control provisions in agreements with employees during the 2012 Quarter.

Working Capital

At  June 30, 2012, our working capital was a deficit of $2,352,063, as compared to a working capital deficit of $40,086 at December 31, 2011, primarily due to accrued capital expenditures related to our active well participation in 2012.

	At June 30, 2012	At December 31, 2011 (As Restated)	Percentage Increase / (Decrease)
Current Assets	$4,373,702	$3,488,192	25%
Current Liabilities	6,905,765	3,528,278	96%
Working Capital (Deficit)	$(2,532,063)	$(40,086)	n/m
Working Capital Ratio	0.63	0.99	%

Cash Flows
	Six Months Ended
	June 30
	2012	2011
Cash Flows Provided by Operating Activities	$6,777,572	$(1,207,339)
Cash Flows Used in Investing Activities	(10,393,672)	(1,092,944)
Cash Flows Provided by (Used in) Financing Activities	3,537,238	2,862,312
Net Increase (Decrease) in Cash During Period	$(78,862)	$562,029

Cash used in operating activities is calculated by starting with the net income or loss for the period and adjusting for the non-cash income and expense items during the period, as well as for the change in operating assets and liabilities.  As an example: During the 2012 Quarter our Total Current Liabilities balance increased to $6.9 million from $3.5 million.  This increase in liabilities, due primarily to increased activity levels, is reflected as a provision of cash from operating activities, but reduces the current ratio. Conversely, the increase in accounts receivable, due to higher crude oil sales, is a decrease to cash provided from operating activities.

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

As of June 30, 2012, the Company was in violation of two covenants under its agreement with Texas Capital Bank ("TCB"), the Current Ratio covenant and the negative covenant related to past due invoices.  On August 22, 2012, TCB agreed to a waiver of the covenant violations for a period of one year.

As the result of the sale of certain interests in oil and gas properties, effective August 1, 2012, our borrowing base was reduced by $750,000 and that amount was repaid to TCB out of the sale proceeds. Our borrowing base at September 18, 2012, is $8.75 million and it is fully borrowed.

CONTRACTUAL OBLIGATIONS

Our contractual commitments consist of a line of credit, notes payable, creditors payable, change in control payments, interest, operating lease obligations, and asset retirement obligations.

The following table summarizes our contractual commitments as of June 30, 2012:

	Payments Due By Period
(in thousands)	Less than one year	One to three years	Three to five years	More than five years	Total
Line of credit	$—	$9,500,000	$—	$—	$9,500,000
Notes payable	764,278	—	—	—	764,278
Creditors payable	702,000	650,783	—	—	1,352,783
Change in control payments	623,347	—	—	—	623,347
Interest	133,966	517,222	—	—	651,188
Asset retirement obligations	—	—	525,707	743,283	1,268,990
Operating lease obligations	25,000	77,500	—	—	102,500
Total	$2,248,591	$10,745,505	$525,707	$743,283	$14,263,086

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") in the United States has required our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. Our significant accounting policies are disclosed in the notes to the interim financial statements for the period ended June 30, 2012 included in this Quarterly Report on Form 10-Q.

The financial statements presented with this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented in the attached financial statements, have been included. Interim results for the period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

Our significant accounting policies are disclosed in Note 2 to the unaudited financial statements included with this Quarterly Report.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company qualifies as a smaller reporting company and is not required to provide this information.

ITEM 4.     CONTROLS AND PROCEDURES

a)	Evaluation of disclosure controls and procedures

Our management, with the participation of our Interim President and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of June 30, 2012. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our Interim President and Chief Accounting Officer concluded that, as a result of the material weaknesses described below, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Interim President and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.  The material weaknesses, which relate to internal control over financial reporting, that were identified are:

1)   We did not properly apply business combination accounting to our acquisition of Doral and as a result we inappropriately recorded goodwill and an intangible asset as part of that transaction.  As a result, we determined that our consolidated financial statements for the year ended December 31, 2011 filed in the annual report on Form 10-K and our consolidated financial statements as of and for the three month period ended March 31, 2012 filed in the quarterly report on Form 10-Q should not be relied upon and needed to be restated;

2)   We did not properly accrue operating costs or capital expenditures for activity that occurred during the fourth quarter of 2011 and the first quarter of 2012. As a result, we determined that our consolidated financial statements for the year ended December 31, 2011 filed in the annual report on Form 10-K and our consolidated financial statements as of and for the three month period ended March 31, 2012 filed in the quarterly report on Form 10-Q should not be relied upon and needed to be restated.

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

In May 2012, our former Chief Executive Officer and former Chief Operating Officer departed and three Board members were replaced.  Their duties and responsibilities have been assumed by our Interim President and an Executive Committee, consisting of three of our directors.

Other than as described above, there were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

On May 4, 2011, Clifton M. (Marty) Bloodworth filed a lawsuit in the State District Court of Midland County, Texas, against Doral West Corp. d/b/a Doral Energy Corp., Patrick Seale and Everett Willard Gray II (Mr. Gray has not yet been served).  Mr. Bloodworth alleges that Mr. Gray, as CEO of the Company, made false representations which induced Mr. Bloodworth to enter into an employment contract that was subsequently breached by the Company.  The claims that Mr. Bloodworth has alleged are:  breach of his employment agreement with Doral, common law fraud, civil conspiracy breach of fiduciary duty, and violation of the Texas Deceptive Trade Practices-Consumer Protection Act.  Mr. Bloodworth is seeking damages of approximately $280,000.  Mr. Gray and the Company deny that Mr. Bloodworth’s claims have any merit

On December 12, 2011, Red Mountain and Black Rock Capital, Inc., as direct and indirect shareholders of the Company, filed a lawsuit against the Company in the District Court of Clark County, Nevada as Case No. A-11-653-089-B (the "Action").  The complaint was amended to name the directors of the Company as additional defendants. On April 23, 2012, the Company entered into The Settlement Agreement with Red Mountain. Pursuant to the Settlement Agreement and effective May 8, 2012, (i) Red Mountain caused a dismissal of the Action with prejudice, (ii) Everett Willard Gray, II, Lawrence J. Risley and Brad E. Heidelberg resigned from the Board of Directors of the Company (with Richard F. LaRoche, Jr. and John W. Hawkins remaining as members of the Board) and (iii) Alan W. Barksdale, Randell K. Ford and Paul N. Vassilakos, each a member of Red Mountain’s board of directors, were appointed as directors of the Company to fill the vacancies. Messrs. Ford, Vassilakos, LaRoche and Hawkins are expected to be independent directors.

The Settlement Agreement also contains certain terms in order to provide certain protections to the stockholders of the Company.  See Note 14 " Settlement Agreement " for a listing of these terms.  For more information on the Settlement Agreement, please see the Information Statement (Schedule 14F-1) filed by the Company with the SEC on April 27, 2012.

On August 12, 2012, O-CAP Management, L.P. (“O-CAP”) filed a lawsuit in the State District Court of Dallas County, Texas, against the Company.  O-CAP alleges that the Company breached certain binding terms of a non-binding letter of intent to provide financing to the Company.  The claims that O-CAP has alleged are: breach of contract and alternatively, fraud/fraud in the inducement.  O-CAP is seeking damages in an unspecified amount together with attorneys’ fees.  On August 30, 2012, the Company filed an answer denying the allegations.  The Company believes O-CAP’s claims are without merit.

Other than the lawsuits described above, we are not currently a party to any legal proceedings.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No sales of unregistered equity securities occurred during the quarter ended June 30, 2012.

ITEM 5.      OTHER INFORMATION

As of June 30, 2012, the Company was in violation of two covenants under its agreement with Texas Capital Bank ("TCB"), the Current Ratio covenant and the negative covenant related to past due invoices.  On August 22, 2012, TCB executed an agreement pursuant to which it agreed to a waiver of the covenant violations for a period of one year.

ITEM 6.      EXHIBITS

Exhibit
Number	Description of Exhibits
3.1	Amendment No. 3 to the Amended and Restated Bylaws. (2)
10.1	Agreement with Red Mountain Resources, Inc. (1)
10.2	Second Amendment to Employment Agreement with Everett Willard “Will” Gray II. (1)
10.3	Second Amendment to Employment Agreement with Lawrence J. Risley. (1)
10.4	Amended Letter Agreement with Nancy S. Stephenson. (1)
10.5	Separation Agreement and Mutual Release with Everett Willard “Will” Gray II. (1)
10.6	Separation Agreement and Mutual Release with Lawrence J. Risley. (1)
10.7	Mutual Release with Nancy S. Stephenson. (1)
10.8	Mutual Release with Brad E. Heidelberg. (1)
10.9	Form of Indemnification Agreements. (3)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)  Filed as an exhibit to our Current Report on Form 8-K filed on April 24, 2012.
(2)  Filed as an exhibit to our Current Report on Form 8-K filed on June 1, 2012.
(3)  Filed as an exhibit to our Registration Statement Amendment on Form S-1/A filed on June 1, 2012.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROSS BORDER RESOURCES, INC.

By	/s/Kenneth S. Lamb
Name:	Kenneth S. Lamb
Title:	Chief Accounting Officer
Date:	September 19, 2012