Form 10-Q
period 2012-09-30
CROSS BORDER RESOURCES, INC.
filed 2012-11-14
CIK 1373485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ________

COMMISSION FILE NUMBER 000-52738

CROSS BORDER RESOURCES, INC.

(Exact name of registrant as specified in its charter)

NEVADA	98-0555508
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2515 McKinney, Ave, Suite 900
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

As of November 12, 2012, the Registrant had 16,151,946 shares of common stock outstanding.

Cross Border Resources, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Cross Border Resources, Inc.

Condensed Balance Sheets

	September 30,	December 31,
	2012	2011
	(Unaudited)	(As Restated)
ASSETS

Current Assets
Cash and Cash Equivalents	$454,619	$472,967
Accounts Receivable - Production	2,412,975	1,184,544
Prepaid Expenses & Other Current Assets	475,695	1,808,944
Derivative Asset - Current Portion	197,549	—
Current Tax Asset	21,737	21,737
Total Current Assets	3,562,575	3,488,192

Oil and Gas Properties	44,387,812	34,986,566
Less: Accumulated Depletion	(12,212,145)	(9,667,031)
Net Oil and Gas Properties	32,175,667	25,319,535

Other Assets
Other Property and Equipment, net of Accumulated Depreciation of $136,273 and $126,473 in 2012 and 2011, respectively	66,833	95,988
Deferred Bond Costs, net of Accumulated Amortization of $503,854 and $344,300 in 2012 and 2011, respectively	—	159,554
Deferred Bond Discount, net of Accumulated Amortization of $186,560 and $127,483 in 2012 and 2011, respectively	—	59,077
Deferred financing costs, net of accumulated amortization of $88,967 and $26,355 in 2012 and 2011, respectively	125,659	64,746
Derivative Asset, net of Current Portion	123,942	—
Other Assets	54,324	54,324
Total Other Assets	370,758	433,689

TOTAL ASSETS	$36,109,000	$29,241,416

The accompanying notes are an integral part of these financial statements.

	September 30,	December 31,
	2012	2011
	(Unaudited)	(As Restated)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable - Trade	$4,400,083	$1,177,383
Accounts Payable – Related Party	370,578	—
Interest Payable	101,453	112,659
Accrued Expenses & Other Payables	106,510	627,810
Deferred Revenues	—	32,479
Notes Payable - Current	764,278	764,278
Bonds Payable - Current Portion	—	570,000
Creditors Payable - Current Portion	758,167	186,761
Change of Control Payable	503,773	—
Derivative Liability - Current Portion	—	56,908
Total Current Liabilities	7,004,842	3,528,278

Non-Current Liabilities
Asset Retirement Obligations	1,222,604	1,186,260
Deferred Income Tax Liability	21,737	21,737
Line of Credit	8,750,000	2,381,000
Derivative Liability, net of Current Portion	—	28,086
Bonds Payable, net of Current Portion	—	2,825,000
Creditors Payable, net of Current Portion	594,616	1,352,783
Total Non-Current Liabilities	10,588,957	7,794,866
Total Liabilities	17,593,799	11,323,144

Commitments & Contingencies (Note 10)

Stockholders’ Equity
Common Stock ($0.001 par value; 99,000,000 authorized and 16,151,946 shares issued and outstanding at September 30, 2012 and December 31, 2011)	16,152	16,152
Additional Paid in Capital	32,617,690	32,617,690
Accumulated Deficit	(14,118,641)	(14,715,570)
Total Stockholders’ Equity	18,515,201	17,918,272

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$36,109,000	$29,241,416

The accompanying notes are an integral part of these financial statements.

Cross Border Resources, Inc.

Condensed Statements of Operations

 (Unaudited)

	Three months ended September 30,
	2012	2011
Revenues
Oil and gas sales	$2,811,224	$1,867,914
Other	—	32,479
Total revenues	2,811,224	1,900,393

Expenses:
Operating costs	715,012	444,697
Production taxes	218,552	150,150
Depreciation, depletion, and amortization	1,339,554	972,972
Abandonment expense	—	49,234
Loss on sale of oil and gas properties	47,607	—
Accretion expense	17,905	31,596
General and administrative	500,975	862,717
Total expense	2,839,605	2,511,366

Loss from operations	(28,381)	(610,973)

Other income (expense):
Bond issuance amortization	—	(28,461)
Gain (loss) on derivatives	(447,010)	346,555
Interest expense	(135,112)	(100,365)
Miscellaneous other income	4,530	99,815
Total other income (expense)	(577,592)	317,544

Loss before income taxes	(605,973)	(293,429)

Current tax benefit	(194,828)	50,996
Deferred tax expense	194,828	(7,122)
Income tax expense	—	43,874
Net loss	$(605,973)	$(249,555)

Net loss per share:
Basic and diluted	$(0.04)	$(0.02)
Weighted average shares outstanding:
Basic and diluted	16,151,946	16,151,946

The accompanying notes are an integral part of these financial statements.

Cross Border Resources, Inc.

Condensed Statements of Operations

 (Unaudited)

	Nine months ended September 30,
	2012	2011
		(As Restated)
Revenues
Oil and gas sales	$10,532,615	$4,899,777
Other	32,479	97,436
Total revenues	10,565,094	4,997,213

Expenses:
Operating costs	1,695,239	959,922
Production taxes	747,510	420,714
Depreciation, depletion, and amortization	2,875,612	2,045,863
Impairment expense	1,775,796	49,234
Loss (Gain) on sale of oil and gas properties	47,607	(599,100)
Accretion expense	52,146	84,428
General and administrative	2,733,965	2,836,008
Total expense	9,927,875	5,797,069

Gain (loss) from operations	637,219	(799,856)

Other income (expense):
Bond issuance amortization	(159,554)	(37,789)
Gain on derivatives	514,901	452,678
Interest expense	(404,039)	(347,959)
Miscellaneous other income	8,402	152,443
Total other income (expense)	(40,290)	219,373

Gain (loss) before income taxes	596,929	(580,483)

Current tax benefit	89,973	136,024
Deferred tax (expense)	(89,973)	(26,609)
Income tax benefit	—	109,415
Net income (loss)	$596,929	$(471,068)

Net income (loss) per share:
Basic and diluted	$0.04	$(0.03)
Weighted average shares outstanding:
Basic and diluted	16,151,946	14,539,309

The accompanying notes are an integral part of these financial statements.

Cross Border Resources, Inc.

Condensed Statements of Cash Flows

For the Nine Months Ended September 30, 2012 and 2011

 (Unaudited)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$596,929	$(471,068)
Adjustments to reconcile net income (loss) to cash used by operating activities:
Depreciation, depletion, amortization, and impairment	4,619,650	2,045,863
Accretion	52,146	84,428
(Gain) Loss on Disposition of Assets	47,607	(583,766)
Share-based Compensation	—	569,638
Amortization of debt discount and deferred financing costs	218,631	51,782
Change in derivative instrument	(406,485)	(419,726)
Changes in operating assets and liabilities:
Accounts receivable	(1,228,431)	(452,570)
Prepaid expenses, derivative assets, and other current assets	1,333,249	(826,384)
Accounts payable	314,870	(976,885)
Accounts payable – related party	370,578	—
Accrued expenses	(532,506)	(175,630)
Deferred income tax	—	(74,124)
Deferred revenue	(32,479)	(97,436)
Other current liabilities	503,773	(60,138)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	5,857,532	(1,386,016)

CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures - oil and gas properties	(10,913,119)	(2,179,965)
Proceeds from disposal of oil and gas properties	2,250,000	799,100
Capital expenditures - other assets	—	(36,744)
NET CASH USED IN INVESTING ACTIVITIES	(8,663,119)	(1,417,609)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of expenses	—	5,090,728
Borrowings on line of credit	7,119,000	—
Payments on line of credit	(750,000)	(1,581,426)
Proceeds from renewing notes	—	139,359
Repayments of notes payable	—	(382,081)
Repayments of bonds	(3,395,000)	(550,000)
Repayments to creditors	(186,761)	(266,760)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,787,239	2,449,820

NET DECREASE IN CASH AND CASH EQUIVALENTS	(18,348)	(353,805)
Cash and cash equivalents, beginning of period	472,967	975,123
Cash and cash equivalents, end of period	$454,619	$621,318

Supplemental disclosures of cash flow information:
Interest paid	$309,631	$165,009
Income taxes paid	$—	$—

NON-CASH TRANSACTIONS
Oil and natural gas properties included in accounts payable	$2,907,830	$132,915

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

Reverse Acquisition

Effective December 27, 2010, the Company completed a 1-for-55 reverse split of its common stock in accordance with Article 78.207 of the Nevada Revised Statutes (the “Reverse Split”).  The Reverse Split resulted in a decrease in the Company’s authorized share capital from 2,000,000,000 shares of common stock, par value $0.001 per share, to 36,363,637 shares of common stock, par value, $0.001 per share, with a corresponding decrease in the number of issued and outstanding shares of the Company’s common stock from 135,933,086 shares to 2,471,511 shares (after accounting for fractional share interests being rounded up to the next whole number).  Completion of the Reverse Split was a condition precedent for the merger with Pure Gas Partners II, L.P. (“Pure”).

Effective January 3, 2011, the Company completed the merger with Pure Energy Group, Inc. (“Pure Sub”) as contemplated pursuant to the Agreement and Plan of Merger dated December 2, 2010 (the “Pure Merger Agreement”) among the Company, Doral Acquisition Corp., the Company’s wholly owned subsidiary (“Doral Sub”), Pure and Pure Sub, a wholly owned subsidiary of Pure (Pure Sub and Pure being collectively referred to herein as the “Pure Energy Group”).

Pursuant to the provisions of the Pure Merger Agreement, all of Pure’s oil and gas assets and liabilities were transferred to Pure Sub. Pure Sub was then merged with and into Doral Sub, with Doral Sub continuing as the surviving corporation as a wholly owned subsidiary of the Company (the “Pure Merger”). Upon completion of the Pure Merger, the outstanding shares of Pure Sub were converted into an aggregate of 9,981,536 shares of the Company’s common stock. As a result of the Pure Merger, the previous Pure shareholders own approximately 80% of the Company’s total outstanding shares on a fully diluted basis, with the Company’s previous stockholders owning the remaining 20%.

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

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS (continued)

The statements of income include the results of operations for Cross Border Resources, Inc. commencing on January 4, 2011. As a result, information provided for the nine months ended September 30, 2011 presented below includes the actual results of operations from January 4, 2011 to September 30, 2011 and the combined historical financial information for the Cross Border Resources, Inc. (formerly Doral Energy) and Pure for the period January 1, 2011 to January 3, 2011. The following pro forma information is not necessarily indicative of the results of future operations:

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011

Revenues	$1,900,393	$5,596,314
Operating income (loss)	(610,973)	(811,086)
Net income (loss)	(249,555)	(483,982)

Earnings (loss) per share	$(0.02)	$(0.03)

Basis for Presentation

The condensed consolidated financial statements include the accounts of Cross Border Resources, Inc. and its subsidiaries. The condensed consolidated financial statements and related footnotes are presented in accordance with generally accepted accounting principles in the United States (“GAAP”). The condensed balance sheet as of December 31, 2011 and the unaudited condensed statements of operations and cash flows for the nine months ended September 30, 2011 include the accounts of the Predecessor for the period of January 1, 2011 to January 3, 2011 and the accounts of Pure and the Company for the period January 4, 2011 (date of reverse acquisition as discussed below) to September 30, 2011 (collectively, “Cross Border Resources, Inc.” or the “Company”). The comparative balance sheet as of September 30, 2012 and the unaudited condensed statements of operations and cash flows for the nine-month period ended September 30, 2012 represent the accounts of the Company. The business combination has been accounted for as a reverse acquisition wherein Pure is treated as the acquirer for accounting purposes.

The Company has prepared the accompanying unaudited interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in the opinion of management, such financial statements reflect all adjustments necessary to present fairly the consolidated financial position of the Company at September 30, 2012 and its results of operations and cash flows for the periods presented. The Company has omitted certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP pursuant to those rules and regulations, although the Company believes that the disclosures it has made are adequate to make the information presented not misleading. These unaudited interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related footnotes included in its most recent Annual Report on Form 10-K.

In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures. The results of operations for the interim periods are not necessarily indicative of the results the Company expects for the full fiscal year. The Company has not made any changes in its significant accounting policies from those disclosed in its most recent Annual Report on Form 10-K.

Going Concern

These consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern. These principles assume that the Company will be able to realize its assets and discharge its obligations in the normal course of operations for the foreseeable future.

At September 30, 2012, the Company had a working capital deficit of $3,442,267 and outstanding debt (consisting of a line of credit, creditors payable, change in control payments, and notes payable) of $12,240,408. Because of the working capital deficit, the Company was not in compliance with the covenants of its line of credit with Texas Capital Bank (“TCB”). Of the outstanding debt, $367,309 was due September 30, 2012 under an unsecured promissory note payable to Green Shoe Investments, Ltd and $396,969 is due September 30, 2012 under an unsecured promissory note payable to Little Bay Consulting, SA. The Company currently does not have sufficient funds to repay these obligations. The Company is exploring available financing options, including the sale of debt, equity, or assets. If the Company is unable to finance its operations on acceptable terms or at all, its business, financial condition and results of operations may be materially and adversely affected. As a result of the working capital deficiency, there is substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Interim financial statements

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the amended audited financial statements for the fiscal period ended December 31, 2011 as filed on Form 10-K/A on August 31, 2012. The Company assumes that the users of the interim financial information herein have read or have access to the amended audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the amended audited financial statements for the fiscal period ended December 31, 2011 has been omitted. The results of operations for the three and nine month periods ended September 30, 2012 are not necessarily indicative of results for the entire year ending December 31, 2012.

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

Accounts Receivable - Production

Accounts receivable consist of amounts due from customers for oil and gas sales and partners for joint interest billings and are considered fully collectible by the Company as of September 30, 2012 and December 31, 2011.  The Company determines when receivables are past due based on how recently payments have been received.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

The Company recognizes oil and natural gas revenue from its interests in producing wells when oil and natural gas is produced and sold from those wells.

Property and Equipment

Property and equipment are stated at cost.  Depreciation of office furniture and equipment is provided using the straight-line method based on estimated useful lives ranging from three to 15 years.

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

Management believes that it is reasonably possible that the following material estimates affecting the financial statements could significantly change in the coming year: (1) estimates of proved oil and gas reserves, and (2) forecast forward price curves for natural gas and crude oil. The oil and gas industry in the United States has historically experienced substantial commodity price volatility, and such volatility is expected to continue in the future. Commodity prices affect the level of reserves that are considered commercially recoverable; significantly influence the Company’s current and future expected cash flows; and impact the PV10 derivation of proved reserves.

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

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) that are adopted by the Company as of the specified effective date.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

NOTE 3– ASSET RETIREMENT OBLIGATIONS

The following is a description of the changes to the Company’s asset retirement obligations for the period ended September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
		(As Restated)
Asset retirement obligations at beginning of year	$1,186,260	$508,588
Disposal of assets	(64,291)
Asset retirement obligations acquired in acquisition	—	630,499
Revision of previous estimates	—	(158,452)
Accretion expense	52,146	84,428
Additions	48,489	121,197
Asset retirement obligations at end of period	$1,222,604	$1,186,260

NOTE 4– OIL AND NATURAL GAS PROPERTIES AND OTHER EQUIPMENT

Oil and natural gas properties

The following table sets forth the capitalized costs under the successful efforts method for oil and natural gas properties:

	September 30,	December 31,
	2012	2011
		(As Restated)
Oil and natural gas properties	$44,387,812	$34,986,566
Less accumulated depletion and impairment	(12,212,145)	(9,667,031)
Net oil and natural gas properties capitalized costs	$32,175,667	$25,319,535

At September 30, 2012, the capitalized costs of the Company’s oil and natural gas properties included $10,336,219 relating to acquisition costs of proved properties which are being amortized by the unit-of-production method using total proved reserves and $28,448,457 relating to exploratory well costs and additional development costs which are being amortized by the unit-of-production method using proved developed reserves.

Capitalized costs related to proved oil and natural gas properties, including wells and related equipment and facilities, are evaluated for impairment based on the Company’s analysis of undiscounted future net cash flows. If undiscounted future net cash flows are insufficient to recover the net capitalized costs related to proved properties, then the Company recognizes an impairment charge in income equal to the difference between carrying value and the estimated fair value of the properties. Estimated fair values are determined using discounted cash flow models. The discounted cash flow models include management’s estimates of future oil and natural gas production, operating and development costs, and discount rates. In June 2012, the Company recorded a $1,775,796 impairment charge related to its Wolfberry assets located in the Texas counties of Dawson, Howard, Martin and Borden. The impairment charge represents the difference between the properties’ carrying value and their estimated fair market value. The impairment expense is included in impairment of oil & gas properties in the accompanying Consolidated Statements of Operations. Effective August 1, 2012, the Company sold its Wolfberry assets, described above, for a purchase price of $2,250,000. As a result of the sale, the Company recorded a loss of $47,607.

Uncertainties affect the recoverability of these costs as the recovery of the costs outlined above are dependent upon the Company obtaining and maintaining leases and achieving commercial production or sale.

NOTE 4– OIL AND NATURAL GAS PROPERTIES AND OTHER EQUIPMENT (continued)

Other property and equipment

The historical cost of other property and equipment, presented on a gross basis with accumulated depreciation is summarized as follows:

	September 30,	December 31,
	2012	2011
		(As Restated)
Other property and equipment	$203,107	$222,461
Less accumulated depreciation	(136,274)	(126,473)
Net property and equipment	$66,833	$95,988

NOTE 5 – STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

Stock Options

At September 30, 2012, options to purchase 87,500 shares of stock at $4.80 per share remain outstanding, all of which are held by current, or former, members of the Company’s Board of Directors.

Earnings (Loss) Per Common Share

The Company reports basic earnings (loss) per common share, which excludes the effect of potentially dilutive securities, and diluted earnings (loss) per common share, which includes the effect of all potentially dilutive securities unless their impact is anti-dilutive. The following are reconciliations of the numerators and denominators of basic and diluted earnings per share:

	Three Month Periods		Nine Month Periods
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net income (loss) (numerator):
Net income (loss) – basic	$(605,973)	$(249,555)	$596,929	$(471,068)
Weighted-average shares (denominator):
Weighted-average shares – basic	16,151,946	16,151,946	16,151,946	14,539,309
Dilution effect of warrants, treasury method (1)	—	—	—	—
Dilution effect of stock options, treasury method (2)	—	—	—	—
Weighted-average shares – diluted	16,151,946	16,151,946	16,151,946	14,539,309
Earnings (loss) per common share:
Basic	$(0.04)	(0.02)	$0.04	(0.03)
Diluted	$(0.04)	(0.02)	$0.04	(0.03)

(1)	Warrants to purchase 3,603,125 shares of the Company’s common stock were excluded from this calculation because they were anti-dilutive during the periods presented.
(2)	Stock options to purchase 87,500 shares of the Company’s common stock were excluded from this calculation because they were anti-dilutive during the periods presented.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company paid $163,000 in consulting fees in the nine month period ended September 30, 2011to BDR Consulting, Inc. (“BDR”), a member of CCJ/BDR Investments, L.L.C., who owned a combined 64.108% limited partnership interest in Pure Gas Partners, L.P.  The president of BDR also served on the Board of Directors and was the Chief Executive Officer of Pure Energy Group, Inc. BDR’s services have not been used since the termination agreement in June 2011.

On April 11, 2012, the Company advanced its then Chief Executive Officer, E. Willard Gray, II, $119,575 related to the change in control provisions in Mr. Gray’s employment agreement. At June 30, 2012, $42,070 remained outstanding (shown as Accounts receivable - related party on the Balance Sheet), which was deducted from the second change of control payment to him from the Company in July 2012.

During the nine months ended September 30, 2012, Red Mountain Resources, Inc. incurred approximately $417,028 for general and administrative expenses and operating costs that will be reimbursed by the Company for accounting services and attendance of certain of the Company’s directors and officers at the Company’s annual meeting of stockholders and for costs associated with workovers on three of the Company’s salt water disposal wells, of which $370,579 remained unpaid at September 30, 2012. The expenditures pertaining to the operating costs were incurred pursuant to a technical services agreement between the Company and Red Mountain Resources, Inc.

NOTE 7 – LONG TERM - DEBT

At September 30, 2012 and December 31, 2011, long-term debt consisted of the following items, excluding the operating line of credit (See Note 8):

	September 30,	December 31,
	2012	2011
		(As Restated)
7½% Debentures, Series 2005	$—	$3,395,000
Total Long-term Debt	$—	$3,395,000

7½% Debentures, Series 2005

On March 1, 2005, Pure and Pure Sub issued 7 ½ % Debentures, Series 2005, in the principal amount of $5,500,000 (the “Pure Debentures”. The Pure Debentures were secured by all revenues of the issuer and all money held in the funds and accounts created under the Indenture. The Pure Debentures would have matured on March 1, 2015, if not redeemed, with principal and interest payable semi-annually on March 1 and September 1. The Pure Debentures were redeemed on March 1, 2012. As of September 30, 2012 and December 31, 2011, the balance payable was $0 and $3,395,000, respectively. Interest expense related to the Pure Debentures for the nine months ended September 30, 2012 and 2011 was $43,708 and $223,505, respectively.

As permitted by the bond debt agreement, the Company purchased bonds on the open market at its discretion. Pure Debentures held by the Company at September 30, 2012 and December 31, 2011 totaled $0 and $100,000, respectively. These Pure Debentures were purchased at a discount of $16,719 during 2011. The Pure Debentures held by the Company are shown as a reduction of bonds payable on the balance sheet as follows:

	September 30,	December 31,
	2012	2011
		(As Restated)
Bonds Payable	$—	$3,495,000
Less: Bonds held by the Company	—	(100,000)
Total	$—	$3,395,000

NOTE 7 – LONG TERM - DEBT (continued)

Notes Payable Green Shoe Investments

In connection with the merger, the Company, as the accounting acquirer, assumed an unsecured loan from Green Shoe Investments Ltd. (“Green Shoe”) in the principal amount of $487,000 at an interest rate of 5.0%

On April 26, 2011, the Company entered into a Loan Agreement with Green Shoe, and the Company executed and delivered a Promissory Note to Green Shoe in connection therewith.  The amount of the Promissory Note and the loan from Green Shoe (the “Green Shoe Loan”) was $550,936 and the purpose of the Green Shoe Loan was to consolidate and extend all of the loans owed by the Company and its predecessors to Green Shoe including without limitation the following:  (i) loan dated May 9, 2008 in the principal amount of $100,000, (ii) loan dated May 23, 2008 in the principal amount of $150,000, (iii) loan dated July 18, 2008 in the principal amount of $50,000, (iv) loan dated February 24, 2009 in the principal amount of $100,000, and (v) loan dated April 29, 2009 in the principal amount of $87,000 plus accrued interest of $63,936.  The Green Shoe Loan is unsecured.

Beginning March 31, 2011 (the effective date of the Promissory Note), the amounts owed under the Promissory Note began to accrue interest at a rate of 9.99%, and the Promissory Note provided that no payments of principal or interest were due until the maturity date of September 30, 2012.  The Company is obligated to pay all accrued interest and make a principal payment equal to one-third of the principal owed upon the closing of an equity offering resulting in a specified amount of net proceeds to the Company.  In addition, Green Shoe was granted the right to convert the principal and interest owed into shares of common stock of the Company at a conversion price of $4.00 per share. The principal balance of the note as of September 30, 2012 is $367,309.

The debt and associated accrued interest were not repaid at maturity on September 30, 2012. The Company has been notified by the lender that it is in default on the note. The Company is currently in discussions to convert the debt to equity and anticipates this will be resolved prior to the end of the fiscal year.

Notes Payable Little Bay Consulting

In connection with the merger, the Company, as the accounting acquirer, assumed an unsecured loan from Little Bay Consulting SA (“Little Bay”) in the principal amount of $520,000 at an interest rate of 5%.

On April 26, 2011, the Company entered into a Loan Agreement with Little Bay, and the Company executed and delivered a Promissory Note to Little Bay in connection therewith.  The amount of the Promissory Note and the loan from Little Bay (the “Little Bay Loan”) was $595,423 and the purpose of the Little Bay Loan was to consolidate and extend all of the loans owed by the Company and its predecessors to Little Bay including without limitation the following: (i) loan dated March 7, 2008 in the original principal amount of $220,000, (ii) loan dated July 18, 2008 in the original principal amount of $100,000, and (iii) loan dated October 3, 2008 in the principal amount of $200,000 plus accrued interest of $75,423.  The Little Bay Loan is unsecured.

Beginning March 31, 2011 (the effective date of the Promissory Note), the amounts owed under the Promissory Note began to accrue interest at a rate of 9.99%, and the Promissory Note provided that no payments of principal or interest were due until the maturity date of September 30, 2012.  The Company is obligated to pay all accrued interest and make a principal payment equal to one-third of the principal owed upon the closing of an equity offering resulting in a specified amount of net proceeds to the Company.  In addition, Little Bay was granted the right to convert the principal and interest owed into shares of common stock of the Company at a conversion price of $4.00 per share. The principal balance of the note as of September 30, 2012 is $396,969.

The debt and associated accrued interest were not repaid at maturity on September 30, 2012. The Company has been notified by the lender that it is in default on the note. The Company is currently in discussions to convert the debt to equity and anticipates this will be resolved prior to the end of the fiscal year.

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

As of September 30, 2012 and December 31, 2011, the outstanding balance on the line of credit was $8,750,000 and $2,381,000, respectively.

As of September 30, 2012, the Company was in violation of two covenants under its agreement with Texas Capital Bank TCB, the Current Ratio covenant and the negative covenant related to past due invoices. The Company is seeking a waiver for the covenant violations.

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

The net estimated revenue distribution due to creditors in 2013 based on 2012 net revenues is $758,167 as of September 30, 2012 and is presented as a current liability. As of September 30, 2012 and December 31, 2011, the combined creditors’ payable balance was $1,352,783 and $1,539,545, respectively.

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

NOTE 11 – PRICE RISK MANAGEMENT ACTIVITIES

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

At September 30, 2012, we had a net derivative asset of $321,491, as compared to a net derivative liability of $84,994 at the prior year end. The change in net derivative asset/liability is recorded as non-cash mark-to-market income or loss. Mark-to-market income of $406,485 was recorded in the nine months ended September 30, 2012, as compared to $400,786 in the same period of the prior year. Net realized hedge settlement gain for the nine months ended September 30, 2012 totaled $108,416 as compared to $51,892 in the same period of the prior year. The combination of these two components of derivative expense/income is reflected in “Other Income (Expense)” on the Statements of Operations as “Gain (loss) on derivatives.”

As of September 30, 2012, the Company had crude oil swaps in place relating to a total of 4,000 Bbls per month, as follows:

						Fair Value of Outstanding Derivative Contracts (1) as of
Transaction				Price Per	Volumes Per	September 30,	December 31,
Date	Type (2)	Beginning	Ending	Unit	Month	2012	2011
March 2011	Swap	04/01/2011	02/28/2013	$104.55	1,000	$57,189	$83,594
November 2011	Swap	12/01/2011	11/30/2014	$93.50	2,000	41,630	(168,588)
February 2012	Swap	03/01/2012	02/28/2014	$106.50	1,000	222,672	—
						$321,491	$(84,994)

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

The following table presents the Company’s assets and liabilities recognized in the balance sheet and measured at fair value on a recurring basis as of September 30, 2012:

	Input Levels for Fair Value Measurements
Description	Level 1	Level 2	Level 3	Total
Current Assets:
Commodity derivatives, current portion	$—	$197,549	$—	$197,549
Other Assets:
Commodity derivatives, long-term		123,942		123,942
	$—	$321,491	$—	$321,491

The fair value of derivative assets is determined using forward price curves derived from market price quotations, externally developed and commercial models, with internal and external fundamental data inputs. Market price quotations are obtained from independent energy brokers and direct communication with market participants.

NOTE 13 – SUBSEQUENT EVENTS

On November 7, 2012, the Company issued 150,000 shares (the “Shares”) of its common stock to Everett Willard Gray II, in full satisfaction of any remaining amounts owed to Mr. Gray by the Company pursuant to Mr. Gray’s employment agreement with the Company, dated as of January 31, 2011 and amended as of March 6, 2012 and April 20, 2012 (as amended, the “Employment Agreement”). Mr. Gray resigned as the Company’s Chairman and Chief Executive Officer effective May 31, 2012 in connection with the transactions described in the Company’s Current Report on Form 8-K filed on April 24, 2012. The Employment Agreement provided for him to receive severance payments of $478,298, payable in installments, of which $239,149 remained to be paid.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements.” These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption “Part II – Item 1A. Risk Factors” in our Annual Report on Form 10-K and elsewhere in this Quarterly Report. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents, particularly our Annual Reports, our Quarterly Reports and our Current Reports we file from time to time with the United States Securities and Exchange Commission (the “SEC”). Copies of all of our filings with the SEC may be accessed by visiting the SEC site (http://www.sec.gov) and performing a search of our electronic filings.

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

Current development of our acreage is focused on our prospective Bone Spring acreage located in the heart of the 1st and 2nd Bone Spring play. This play encompasses approximately 4,390 square miles across both New Mexico and Texas. We currently own varying, non-operated working interests in both Eddy and Lea Counties, New Mexico, along with our working interest partners that include Cimarex, Apache, Oxy Permian, Occidental, Oxy USA and, Mewbourne; all having significant footprints within this play, and are adding to those footprints through lease and corporate acquisitions.

Successful 2nd Bone Spring and Yeso horizontal and vertical completions during 2011 and continuing into the third quarter of 2012 have been instrumental in increasing our net daily production from 271 barrels of oil equivalent per day (“boepd”) at January 3, 2011 to a net daily production rate of approximately 440 boepd for the third quarter of 2012. The net daily production rate has dropped from 675 boepd in March 2012 due to the normal decline of new wells put on production during the first quarter of 2012, storage and facility limitations, and a delay in regulatory approval on further development.

Additional development is currently underway on our Yeso and Bone Springs acreage with our other working interest partners Apache, Marshall & Winston, Concho Resources, Cimarex, Mewborne, and Oxy Permian, Occidental, and OXY USA. We currently have a drilling inventory across these formations with varying non-operated working interests ranging from 1.05% to 43.75%. In the coming months, management intends to place greater emphasis on our operated properties, primarily in the Tom Tom/Tomahawk area (with interests from 37% to 100%).

During the first six months of 2012, we participated in 14 gross (1.6 net) new wells. In the months of July and August, we participated in 7 gross (0.75 net) new wells. Of these 21 wells, as of November 14, 2012, 15 had been placed on production, while 6 are awaiting completion. Additionally, 3 of the 4 wells that were drilled during 2011 and were awaiting completion at year end 2011 were successfully completed during the six months ended June 30, 2012.

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

RESULTS OF OPERATION

Summary of Production

The following summarizes our net production sold of oil, expressed in barrels  (“bbl”), and of natural gas, expressed in thousand cubic feet (“mcf”) for the three and nine month periods ended September 30:

	Three Month Periods		Nine Month Periods
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Oil (bbls)	30,634	15,650	105,155	41,506
Gas (mcf)	59,342	82,557	172,833	195,637
Total Barrels of Oil Equivalent (boe)*	40,524	29,409	133,961	74,112
Average Barrels of Oil Equivalent per day (boed)

* Oil and natural gas were combined by converting oil to natural gas mcfe on the basis of 1 barrel of oil = 6 mcfe of gas.

The increase in oil volumes is primarily due to participation in successful drilling programs in the Lusk, Turkey Track, and Wildcat fields.

Set forth in the following schedule is the average sales price per unit and average cost of production produced by us for the three and nine month periods ended September 30:

	Three Months Ended		Nine Month Periods
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Average sales price:
Oil ($ per bbl)	$82.19	$85.42	$89.88	$86.44
Gas ($ per mcf)	$2.88	$6.34	$4.47	$6.49
Average cost of production:
Average production cost ($/boe)	$10.79	$10.71	$10.28	$10.77
Average production taxes ($/boe)	$5.39	$6.48	$5.58	$6.25

Three months ended September 30, 2012 and 2011

Summary of Third Quarter Results

	Three Months Ended September 30,
	2012	2011
Revenue and Gains	$2,811,224	$1,900,393
Operating Expenses	(2,839,605)	(2,511,366)
Other Income (Expense)	(577,592)	317,544
Income Tax (Expense) Benefit	—	43,874
Net Income (Loss)	$(605,973)	$(249,555)

Revenues

We recognized $2,811,224 in revenues from sales of oil and natural gas for the three months ended September 30, 2012 (the “2012 Quarter”), compared to $1,900,393 for the three months ended September 30, 2011 (the “2011 Quarter”).  This increase in oil and gas sales revenue is due primarily to increased production from wells added period over period.

Operating Expenses

Our operating expenses for the 2012 Quarter and 2011 Quarter consisted of the following:

	Three Months Ended September 30,
	2012	2011
Operating Costs	$715,012	$444,697
Production Taxes	218,552	150,150
Depreciation, Depletion, and Amortization	1,339,554	972,972
Abandonment - Oil & Gas Properties	—	49,234
Loss on sale of oil and gas properties	47,607	—
Accretion Expense	17,905	31,596
General and Administrative	500,975	862,717
Total	$2,839,605	$2,511,366

Operating costs were higher in the 2012 period as a result of more producing wells and workover expenditures. Production taxes and depletion were higher as a result of higher production. In the 2011 period, we wrote off a dry hole (the Full Moon 29#1, with a working interest of 4.69%) that was plugged and abandoned by the operator. General and administrative expense decreased due to a decrease in the number of employees period over period and the fact that one time expenditures for legal fees related to the Pure merger did not reoccur in the 2012 period. Additionally there was no stock based compensation in the 2012 period.

Price Risk Management Activities

During the 2012 Quarter, we recognized a loss of $447,010, which includes $87,550 of realized hedge gains received for the difference between the hedged price and the market price, as well as a $534,560 mark to market loss on the remaining term of our crude oil fixed price swap.

Nine months ended September 30, 2012 and 2011

Summary of Year to Date Results

	Nine Months Ended September 30,
	2012	2011
Revenue and Gains	$10,565,094	$4,997,213
Operating Expenses	(9,927,875)	(5,797,069)
Other Income (Expense)	(40,290)	219,373
Income Tax (Expense) Benefit	—	109,415
Net Income (Loss)	$596,929	$(471,068)

Revenues

We recognized $10,565,094 in revenues from sales of oil and natural gas for the nine months ended September 30, 2012 compared to $4,997,213 for the nine months ended September 30, 2012. This increase in revenue is due primarily to increased production from wells added period over period.

Operating expenses increased due to an increase in production taxes and depletion directly resulting from an increase in production from the 2011 period to the 2012 period. In addition, we recognized impairment on our Wolfberry assets of $1,775,796 during the nine months ended September 30, 2012. Further, we recognized a gain of the sale of oil and gas properties of $599,100 in the 2011 period compared to a loss of $47,607 in the 2012 period.

Operating Expenses

Our operating expenses for the YTD 2012 and YTD 2011 periods consisted of the following:

	Nine Months Ended September 30,
	2012	2011
Operating Costs	$1,695,239	$959,922
Production Taxes	747,510	420,714
Depreciation, Depletion, and Amortization	2,875,612	2,045,863
Impairment Expense	1,775,796	49,234
Loss (Gain) on Disposal of Oil and Gas Properties	47,607	(599,100)
Accretion Expense	52,146	84,428
General and Administrative	2,733,965	2,836,008
Total	$9,927,875	$5,797,069

Operating costs were higher primarily as a result of an increase in the number of non-operated wells in addition to workover expenditures. Production taxes and depletion were higher as a result of higher production. We recorded an impairment of our Wolfberry assets during the quarter ended June 30, 2012 and subsequently sold those assets effective August 1, 2012 for proceeds of $2,250,000 which resulted in a loss of approximately $50,000. During the nine months ended September 30, 2012, we wrote off a dry hole (the Full Moon 29#1, with a working interest of 4.69%) that was plugged and abandoned by the operator.

Price Risk Management Activities

During YTD 2012, we recognized a gain of $514,901 which includes $108,416 of realized hedge settlements received for the difference between the hedged price and the market price, as well as a $406,485 mark to market gain on the remaining term of our crude oil fixed price swap.

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

We had working capital deficits at September 30, 2012 and September 30, 2011 as follows:

	At September 30, 2012	At December 31, 2011
		(As Restated)
Current Assets	$3,562,575	$3,488,192
Current Liabilities	(7,004,843)	(3,528,278)
Working Capital (Deficit)	$(3,442,268)	$(40,086)
Working Capital Ratio	(0.51)	(0.99)

Cash Flows

	Nine Months Ended
	September 30,
	2012	2011
Cash Flows Provided by Operating Activities	$5,857,532	$(1,253,101)
Cash Flows Used in Investing Activities	(8,663,119)	(1,550,524)
Cash Flows Provided by (Used in) Financing Activities	2,787,239	2,449,820
Net Increase (Decrease) in Cash During Period	$(18,348)	$(353,805)

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

Amended and Restated Credit Agreement with Texas Capital Bank

On January 31, 2011, we entered into an amended and restated credit agreement (the “Credit Agreement”) with Texas Capital Bank, N.A. (“TCB”). The Credit Agreement provided the Company with an initial borrowing base of $4 million. Increases to the initial borrowing base were received on December 20, 2011 (to $4.5 million) and on March 1, 2012 (to $9.5 million). The amount available under the Credit Agreement may be increased by TCB up to $25.0 based on the Company’s reserve reports and the value of the Company’s oil and gas properties. Prior to the redemption of the Pure Debentures, effective March 1, 2012, the Indenture for the Pure Debentures limited the Company’s borrowing amount to $5,000,000. As of March 31, 2012, the Company had available to it $0.2 million under the Credit Agreement. During April 2012, we drew down the remaining available balance. The Company has no other credit facilities or source of cash, other than operating revenues. The Credit Agreement is described more fully in and is attached as an exhibit to the Company’s Form 8-K dated February 7, 2011 and the amendment thereto is described more fully and is attached as an exhibit to the Company’s Form 8-K dated March 1, 2012.

As of September 30, 2012, the Company was in violation of two covenants under its agreement with TCB, the Current Ratio covenant and the negative covenant related to past due invoices. The Company is seeking a waiver for the covenant violations.

As the result of the sale of certain interests in oil and gas properties, effective August 1, 2012, our borrowing base was reduced by $750,000 and that amount was repaid to TCB out of the sale proceeds. Our borrowing base at November 14, 2012, is $8.75 million and it is fully borrowed.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States has required our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. Our significant accounting policies are disclosed in the notes to the interim financial statements for the period ended September 30, 2012 included in this Quarterly Report on Form 10-Q.

The consolidated financial statements presented with this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented in the attached financial statements, have been included. Interim results for the period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.

ITEM 4.     CONTROLS AND PROCEDURES

a)	Evaluation of disclosure controls and procedures

Our management, with the participation of our Interim President and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of September 30, 2012. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Effective July 31, 2012, our former Chief Accounting Officer resigned. Her duties have since been assumed by our new Chief Accounting Officer.

Other than as described above, there were no changes in our internal controls over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER EVENTS

On April 26, 2011, we entered into a loan agreement with, and delivered a promissory note to, each of Little Bay Consulting, SA and Green Shoe Investments Ltd.  The loan agreements and promissory notes are more fully described in Note 7 of the consolidated financial statements presented with this Quarterly Report, and such description is incorporated herein by reference.

As of the date of this Quarterly Report, the notes, which matured on September 30, 2012, had not been repaid.  Effective November 10, 2012, Little Bay Consulting, SA and Green Shoe Investments Ltd. gave notice of default of repayment of the notes.  Under the terms of the notes, the unpaid principal and interest under the notes began accruing interest at a default rate of 18% per annum.  In addition, the holders of the notes became entitled to collect costs and expenses of collection or suit on the notes.  As of the date of this Quarterly Report, the aggregate outstanding principal amount and the aggregate accrued interest payable under the notes were $764,277 and $118,414, respectively.

ITEM 6.      EXHIBITS

Exhibit
Number	Description of Exhibits
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROSS BORDER RESOURCES, INC.

By	/s/ Kenneth S. Lamb
Name:	Kenneth S. Lamb
Title:	Chief Accounting Officer
Date:	November 14, 2012

