Form 10-Q
period 2013-03-31
CROSS BORDER RESOURCES, INC.
filed 2013-05-20
CIK 1373485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

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

As of May 17, 2013, the Registrant had 17,336,226 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I. FINANCIAL INFORMATION

Item 1.                    Financial Statements

Cross Border Resources, Inc.
Balance Sheets

	March 31,	December 31,
	2013	2012

ASSETS

Current Assets
Cash and Cash Equivalents	$327,903	$241,561
Accounts Receivable – Oil and Natural Gas Sales	3,760,468	3,194,725
Prepaid Expenses & Other Current Assets	261,667	465,223
Derivative Asset - Current Portion	62,910	235,825
Current Tax Asset	19,600	21,737
Total Current Assets	4,432,548	4,159,071

Oil and Gas Properties	51,660,687	48,248,378
Less: Accumulated Depletion, Amortization, and Impairment	(17,129,734)	(16,018,892)
Net Oil and Gas Properties	34,530,953	32,229,486

Other Assets
Other Property and Equipment, net of Accumulated Depreciation of $81,850 and $77,190 in 2013 and 2012, respectively	48,620	53,280
Deferred financing costs, net of accumulated amortization of $0 and $113,581 in 2013 and 2012, respectively	26,227	101,045
Derivative Asset, net of Current Portion	17,124	54,963
Other Assets	54,324	54,324
Total Other Assets	146,295	263,612

TOTAL ASSETS	$39,109,796	$36,652,169

The accompanying notes are an integral part of these financial statements.

	March 31,	December 31,
	2013	2012

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable - Trade	$4,365,991	$4,226,547
Accounts Payable – Related Party	75,752	215,495
Interest Payable	—	130,929
Accrued Expenses & Other Payables	63,391	61,065
Notes Payable - Current	—	764,278
Creditors Payable - Current Portion	—	758,167
Environmental Liability – Current Portion	1,145,880	860,000
Asset Retirement Obligation – Current Portion	539,921	452,013
Deferred Tax Liability	19,600	21,737
Total Current Liabilities	6,210,535	7,490,231

Non-Current Liabilities
Asset Retirement Obligations	2,822,452	2,865,345
Deferred Income Tax Liability	—	—
Environmental Liability, Net of Current Portion	954,120	1,240,000
Line of Credit	10,900,000	8,750,000
Derivative Liability, Net of Current Portion	—	—
Creditors Payable, Net of Current Portion	—	594,616
Total Non-Current Liabilities	14,676,572	13,449,961
Total Liabilities	20,887,107	20,940,192

Commitments & Contingencies (Note 10)

Stockholders’ Equity
Common Stock ($0.001 par value; 99,000,000 shares authorized and 17,336,226 issued and outstanding as of March 31, 2013 and 16,301,946 as of December 31, 2012)	17,336	16,302
Additional Paid in Capital	33,462,473	32,770,540
Accumulated Deficit	(15,257,120)	(17,074,865)
Total Stockholders’ Equity	18,222,689	15,711,977

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,109,796	$36,652,169

The accompanying notes are an integral part of these financial statements.

Cross Border Resources, Inc.
Statements of Operations

	Three Months Ended March 31,
	2013	2012
Revenues
Oil and gas sales	$3,332,797	$3,573,746
Other – deferred revenue	—	32,479
Total revenues	3,332,797	3,606,225

Expenses:
Operating costs	450,826	736,383
Production taxes	134,013	160,371
Depreciation, depletion, amortization, and Impairment	1,115,502	544,117
Accretion expense	34,979	4,889
General and administrative	322,825	671,070
Total expense	2,058,145	2,116,830

Gain from operations	1,274,652	1,489,395

Other income (expense):
Bond issuance amortization	—	(159,553)
Gain (loss) on derivatives	(130,192)	(473,913)
Gain on settlement of debt	858,452	—
Interest expense	(185,169)	(131,758)
Miscellaneous other income	(—)	3,478
Total other income (expense)	543,091	(761,746)

Income before income taxes	1,817,743	727,649

Current tax benefit	(618,033)	(247,816)
Deferred tax expense	618,033	247,816
Income tax expense	—	—
Net income	$1,817,743	$727,649

Net income per share:
Basic	$0.11	$0.05
Fully diluted	$0.09	$0.04
Weighted average shares outstanding:
Basic	16,658,198	16,151,946
Fully diluted	20,345,698	19,839,446

The accompanying notes are an integral part of these financial statements.

Cross Border Resources, Inc.
Statements of Cash Flows

	Three Months Ended March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,817,743	$727,649
Adjustments to reconcile net income (loss) to cash used by operating activities:
Depreciation, depletion, amortization, and impairment	1,115,502	544,117
Accretion of asset retirement obligations	34,979	4,889
Amortization of debt discount and deferred financing costs	74,818	218,631
Change in derivative instruments	210,754	—
Changes in operating assets and liabilities:
Accounts receivable	(565,743)	(1,721,387)
Prepaid expenses and other current assets	203,556	698,382
Accounts payable	(298)	1,070,073
Accounts payable – related party	—	—
Accrued expenses	695,293	195,570
Derivative asset/liability	—	422,497
Deferred income tax	—	—
Deferred revenue	—	(32,479)
Interest payable	(130,929)	—
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	3,455,675	2,127,942

CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures - oil and gas properties	(3,402,272)	(5,867,736)
Proceeds from disposal of oil and gas properties	—	—
Capital expenditures - other assets	—	—
NET CASH USED IN INVESTING ACTIVITIES	(3,402,272)	(5,867,736)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of expenses	—	—
Borrowings on line of credit	10,900,000	6,919,000
Payments on line of credit	(8,750,000)	—
Payments to purchase stock options		—
Proceeds from renewing notes	—	—
Repayments of notes payable	(764,278)	—
Repayments of bonds	—	(3,395,000)
Repayments to creditors	(1,352,783)	(186,761)
Deferred financing costs	—	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	32,939	3,337,239

NET DECREASE IN CASH AND CASH EQUIVALENTS	86,342	(402,555)
Cash and cash equivalents, beginning of period	241,561	472,967
Cash and cash equivalents, end of period	$327,903	$70,412

Supplemental disclosures of cash flow information:
Interest paid	$82,726	$101,154
Income taxes paid	$—	$—

NON-CASH TRANSACTIONS
Oil and natural gas properties included in accounts payable	$3,492,189	$—
Issuance of common stock to settle liability	692,967	—
Additions of ARO	10,000	—

The accompanying notes are an integral part of these financial statements.

Cross Border Resources, Inc.
Notes to Financial Statements

1.	Organization

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

2.	Going Concern

These consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern. These principles assume that the Company will be able to realize its assets and discharge its obligations in the normal course of operations for the foreseeable future.

At March31, 2013, the Company had a working capital deficit of $1,777,987 and outstanding debt of $10,900,000. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Financial instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and long-term debt, approximate fair value as of March 31, 2013.

Oil and natural gas properties

The Company follows the successful efforts method of accounting for its oil and natural gas producing activities. Costs to acquire mineral interests in oil and natural gas properties and to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells are capitalized pending determination of whether the wells have proved reserves. If the Company determines that the wells do not have proved reserves, the costs are charged to expense. There were no exploratory wells capitalized pending determination of whether the wells have proved reserves at December 31, 2012 or March 31, 2013. Geological and geophysical costs, including seismic studies and costs of carrying and retaining unproved properties, are charged to expense as incurred. The Company capitalizes interest on expenditures for significant exploration and development projects that last more than six months while activities are in progress to bring the assets to their intended use. Through March 31, 2013, the Company had capitalized no interest costs because its exploration and development projects generally lasted less than six months. Costs incurred to maintain wells and related equipment are charged to expense as incurred.

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

Accounts receivable—oil and natural gas sales consist of uncollateralized accrued revenues due under normal trade terms, generally requiring payment within 30 to 60 days of production. Accounts receivable—other consist of amounts owed from interest owners of the Company’s operated wells. No interest is charged on past-due balances. Payments made on all accounts receivable are applied to the earliest unpaid items. The Company reviews accounts receivable periodically and reduces the carrying amount by a valuation allowance that reflects its best estimate of the amount that may not be collectible. There was no reserve for bad debts as of March 31, 2013 or December 31, 2012.

Other property

Furniture, fixtures and equipment are carried at cost. Depreciation of furniture, fixtures and equipment is provided using the straight-line method over estimated useful lives ranging from three to ten years. Gain or loss on retirement or sale or other disposition of assets is included in income in the period of disposition.

Income taxes

The Company is subject to U.S. federal income taxes along with state income taxes in Texas and New Mexico. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the Company’s Consolidated Statements of Operations. The Company accrues interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense.

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

Recently issued accounting pronouncements

In May 2011, the FASB issued an accounting pronouncement related to fair value measurement (FASB ASC Topic 820), which amends current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amendments generally represent clarification of FA

ASC Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted this pronouncement for our fiscal year beginning January 1, 2012 and the adoption of this pronouncement did not have a material effect on our consolidated financial statements.

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

4 – Asset retirement obligations

The following is a description of the changes to the Company’s asset retirement obligations for the periods ended March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012

Asset retirement obligations at beginning of year	$3,317,358	$1,186,260
Disposal of assets	—	(88,650)
Settlement of liabilities	—	(55,915)
Revision of previous estimates	—	1,797,626
Accretion expense	34,979	94,556
Additions	10,036	383,481
Asset retirement obligations at end of period	$3,362,373	$3,317,358
Less: current portion	539,921	452,013
Long-term portion	$2,822,452	$2,865,345

5 – Property and equipment

Oil and natural gas properties

The following table sets forth the capitalized costs under the successful efforts method for oil and natural gas properties:

	March 31,	December 31,
	2013	2012

Oil and natural gas properties	$51,660,687	$34,986,566
Less accumulated depletion and impairment	(17,129,734)	(9,667,031)
Net oil and natural gas properties capitalized costs	$34,530,953	$25,319,535

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

Other property and equipment

The historical cost of other property and equipment, presented on a gross basis with accumulated depreciation is summarized as follows:

	March 31,	December 31,
	2013	2012

Other property and equipment	$130,470	$130,470
Less accumulated depreciation	(81,850)	(77,190)
Net property and equipment	$48,260	$53,280

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

Warrants

In connection with the equity offering closed on May 26, 2011, the Company issued warrants to purchase an aggregate of 3,600,000 shares of the Company’s common stock at a per share price of $2.25 (the “$2.25 Warrants”). The Company also has outstanding warrants to purchase 3,125 shares of the Company’s common stock at a per share price of $5.00. The $2.25 Warrants became exercisable in November 2011 and expire in November 2015. . On the date of issuance, the warrants were valued at $898,384. Management determined the fair value of the warrants based upon the Black-Scholes option model with a volatility based on the historical closing price of common stock of industry peers and the closing price of the Company’s common stock on the OTCBB on the date of issuance. The volatility and remaining term was 50% and 2.92 years, respectively. The Company does not expect the immediate exercise of these warrants as the exercise price exceeds the average closing market price for the Company’s common stock. Furthermore, no assurances can be made that any of the warrants will ever be exercised for cash or at all.

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

Stock Options

In 2011, the Company issued options to purchase 85,000 shares of its common stock at $4.80 to its directors. For the year ending December 31, 2012 and the three months ended March 31, 2013, there was no stock based compensation.

Stock option activity summary is presented in the table below:

Weighted-
average
		Weighted-	Remaining
		average	Contractual
	Number of	Exercise	Term
	Shares	Price	(years)
Outstanding at December 31, 2011	87,500	$4.80	5.08
Granted	—	—	—
Cancelled	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding and exercisable at December 31, 2012	87,500	4.80	4.08
Granted	—	—	—
Cancelled	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding and exercisable at March 31, 2013	87,500	$4.80	3.83

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

Issuance of Common Shares to Settle Creditors Payable

As described in Note 9, the Company entered into settlement agreements with two of the creditors payable arising out of the 2002 bankruptcy. The Company paid the creditors $633,975 in cash and the Company’s largest shareholder, Red Mountain Resources, Inc., issued approximately 750,000 shares of its common stock to the creditors in settlement of the claims. In return for Red Mountain Resources, Inc. issuing its shares to the creditors payable, the Company issued Red Mountain 422,650 shares of its common stock.

Conversion of Notes Payable

On February 28, 2013, Red Mountain Resources, Inc., the holder of the Green Shoe and Little Bay notes elected to convert the outstanding notes and accrued interest into common shares. The board of directors of the Company had previously resolved to change the conversion feature from $4.00 per common share to $1.50 per common share. As a result, the Company issued 611,630 common shares to Red Mountain Resources, Inc.

7 – Related party transactions

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

During the year ended December 31, 2012, Red Mountain Resources, Inc. incurred approximately $628,274 for general and administrative expenses and operating costs that will be reimbursed by the Company for accounting services and attendance of certain of the Company’s directors and officers at the Company’s annual meeting of stockholders and for costs associated with workovers on three of the Company’s salt water disposal wells, of which $215,495 remained unpaid at December 31, 2012. The expenditures pertaining to the operating costs were incurred pursuant to a technical services agreement between the Company and Red Mountain Resources, Inc. During the three months ended March 31, 2013, Red Mountain incurred approximately $126,847 of such expenditures, $75,752 of which remained unpaid at March 31, 2013.

8 – Long term debt

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

Operating Line of Credit

As of December 31, 2011, the borrowing base on the Texas Capital Bank (“TCB”) line of credit was $4,500,000. Effective March 1, 2012, the borrowing base was increased to $9,500,000. The interest rate was calculated at the greater of the adjusted base rate or 4%. The line of credit is collateralized by producing wells was set to mature on January 14, 2014. As a result of the sale of certain interests in oil and gas properties, effective August 1, 2012, the borrowing base was reduced by $750,000 and that amount was repaid to TCB out of the sale proceeds.

On February 5, 2013, the Company entered into a Senior First Lien Secured Credit Agreement with Red Mountain Resources, Inc., Black Rock Capital, Inc. and RMR Operating, LLC and Independent Bank, as Lender. Red Mountain owns approximately 81% of the outstanding common stock of Cross Border and Black Rock and RMR Operating are wholly owned subsidiaries of Red Mountain. On February 5, 2013, the Company drew $8,900,000 on the line of credit and used those funds to pay off the line of credit and associated accrued interest. On February 29, 2013, the Company drew a further $2,000,000 on the line of credit and used those funds to pay accounts payable related to the drilling program. As of March 31, 2013, the Credit Agreement balance was $10,900,000, leaving $1,500,000 in availability.

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

On February 28, 2013, the Company entered into settlement agreements with two of the creditors. Under the agreement, one creditor with a balance of $608,727 as of December 31, 2012 was paid $304,363 in cash and the Company arranged for its largest shareholder, Red Mountain Resources, to issue the creditor 358,075 shares of Red Mountain’s common stock. The other creditor with a balance of $659,224 as of December 31, 2012 was paid $329,612 and the Company arranged for Red Mountain to issue the creditor 387,779 shares of Red Mountain’s common stock.

10 – Commitments and contingencies

Litigation

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

As of March 31, 2013, we have approximately $2,100,000 in environmental liabilities related to our operated Tom Tom Tomahawk field located in Chaves and Roosevelt counties New Mexico. In February 2013, the Bureau of Land Management (“BLM”) accepted the Company’s remediation plan for the Tom Tom and Tomahawk fields. The Company is working in conjunction with the BLM to initiate remediation on a site-by-site basis. This is management’s best estimate of the costs of remediation and restoration with respect to these environmental matters, although the ultimate cost could differ materially. Inherent uncertainties exist in these estimates due to unknown conditions, changing governmental regulation, and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. The Company expects to incur these expenditures over a twenty-four month period beginning in April 2013.

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

At March 31, 2013, the Company had a net derivative asset of $80,034, as compared to a net derivative asset of $290,788 at December 31, 2012. The change in net derivative asset/liability is recorded as non-cash mark-to-market income or loss. Mark-to-market losses of $165,688 were recorded in the three months ended March 31, 2013 as compared to mark-to-market income of $330,716 during the twelve months ended December 31, 2012. Net realized hedge settlement gain for the three months ended March 31, 2013 was $35,496 as compared to net realized hedge settlement gain of $244,370 for the twelve months ended December 31, 2012. The combination of these two components of derivative expense/income is reflected in “Other Income (Expense)” on the Statements of Operations as “Gain (loss) on derivatives.”

As of March 31, 2013, the Company had crude oil swaps in place relating to a total of 3,000 Bbls per month, as follows:

				Price	Volumes	Fair Value of Outstanding Derivative Contracts (1) as of
Transaction				Per	Per	March 31,	December
Date	Type (2)	Beginning	Ending	Unit	Month	2013	31, 2012
March 2011	Swap	04/01/2011	02/28/2013	$104.55	1,000	$—	$41,019
November 2011	Swap	12/01/2011	11/30/2014	$93.50	2,000	—	44,942
February 2012	Swap	03/01/2012	02/28/2014	$106.50	1,000	—	204,827
February 2013	Swap	03/01/2013	11/01/2014	$93.50	2,000	(44,936)	—
February 2013	Swap	03/01/2013	02/01/2014	$106.50	1,000	124,970	—
						$80,034	$290,788

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

12 – FAIR VALUE MEASUREMENTS

Fair value measurements are based upon inputs that market participants use in pricing an asset or liability, which are classified into two categories: observable inputs and unobservable inputs. Observable inputs represent market data obtained from independent sources, whereas unobservable inputs reflect a company’s own market assumptions, which are used if observable inputs are not reasonably available without undue cost and effort. These two types of inputs are further prioritized into the following fair value input hierarchy:

Level 1 –	quoted prices for identical assets or liabilities in active markets.

Level 2 –
quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g. interest rates) and inputs derived principally from or corroborated by observable market data by correlation or other means.

Level 3 –	unobservable inputs for the asset or liability.

The fair value input hierarchy level to which an asset or liability measurement in its entirety falls is determined based on the lowest level input that is significant to the measurement in its entirety.

The following tables summarize the valuation of the Company’s financial assets and liabilities at March 31, 2013 and December 31, 2012:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant or Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at March 31, 2013
Assets:
Commodities derivatives	$—	$80,034	$—	$80,034
Total	$—	$80,034	$—	$80,034

Liabilities
Environmental liability	$—	$—	$(2,100,000)	$(2,100,000)
Asset retirement obligations (non-recurring)	$—	$—	$(3,362,373)	$(3,362,373)
Total	$—	$—	$(5,462,373)	$(5,462,373)

	Fair Value Measurements at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant or Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2012
Assets:
Commodities derivatives	$—	$290,788	$—	$290,788
Total	$—	$290,788	$—	$290,788

Liabilities:
Environmental liability	$—	$—	$(2,100,000)	$(2,100,000)
Asset retirement obligations (non-recurring)	—	—	(3,317,358)	(3,317,358)
Total	$—	$—	$(5,417,358)	$(5,417,358)

The following is a summary of changes to fair value measurements using Level 3 inputs during the three months ended March 31, 2013:

Environmental Liability
Balance, December 31, 2012	$2,100,000
Acquisitions	—
Settlement of liabilities	—
Revisions of previous estimates	—
Balance, March 31, 2013	$2,100,000

Item 2.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Company

We are an oil and gas exploration and development company. We currently own over 865,893 gross (approximately 293,843 net) mineral and lease acres in New Mexico and Texas. Approximately 25,000 of these net acres exist within the Permian Basin. A significant majority of our acreage consists of either owned mineral rights or leases held by production. The majority of our acreage interests consists of non-operated working interests except for certain core San Andres properties which we operate.

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

On January 28, 2013, Red Mountain Resources, Inc. closed the acquisition of 5,091,210 shares of our common, bringing its total ownership to approximately 78% of the outstanding common stock of the company. Prior to the acquisition, Red Mountain Resources, Inc. owned 47% of our outstanding common stock. As of the date of this report, Red Mountain Resources, Inc. owns approximately 81% of our outstanding common stock. As a result of that transaction, our results are consolidated in Red Mountain Resources, Inc.’s financial statements.

First Quarter 2013 Operational Update

In the first quarter of fiscal 2013 we completed 7 gross wells (0.84 net). These included 3 horizontal Bone Spring wells (0.64 net), 2 horizontal Yeso wells (0.11 net), 1 vertical Yeso well (0.03 net) and 1 vertical Queen-Grayburg-San Andres well (0.06 net). Also during the quarter, we received approval to move forward with our remediation work and field redevelopment in the Tom Tom area. The work will commence in the second quarter of fiscal 2013.

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

Additionally, during the fourth quarter of 2012, management conducted an impairment evaluation of its proved and unproved oil and natural gas properties. As a result of the evaluation, management recorded a non cash impairment charge of approximately $1,208,000, primarily related to a decline in the value of proved reserves.

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

Results of Operations

Three Months Ended March 31, 2013 Compared to Thee Months Ended March 31, 2012

The following table sets forth summary information regarding our oil and natural gas sales, net production sold, average sales prices and production costs and expenses for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
(dollars in thousands, except per unit prices)
Revenue
Oil and natural gas sales	$3,332,797	$3,606,255

Net Production sold
Oil (Bbl)	26,321	32,415
Natural gas (Mcf)	77,067	54,370
Total (Boe)	39,166	41,477
Total (Boe/d) (1)	435	456

Average sales prices
Oil ($/Bbl)	$94.64	$98.46
Natural gas ($/Mcf)	4.74	5.86
Total average price ($/Boe)	$72.93	$84.64

Costs and expenses (per Boe)
Operating costs	$11.52	$16.59
Production taxes	3.42	3.86
Depreciation, depletion, and amortization	28.49	15.94
Accretion of discount on asset retirement obligation	0.89	0.12
General and administrative expense	8.25	16.17

(1) Boe/d is calculated based on actual calendar days during the period.

Revenues and Production

Oil and Natural Gas Sales Volumes.During the quarter ended March 31, 2013, we had total sales volumes of 39,166 Boe, compared to total sales volumes of 41,477 Boe during the quarter ended March 31, 2012. For the quarter ended March 31, 2013, 67.2% of our production was oil and 32.8% was natural gas, compared to 78.1% oil and 21.8% natural gas for the quarter ended March 31, 2012.

Oil and Natural Gas Sales.During the quarter ended March 31, 2013, we had oil and natural gas sales of $3.3 million, as compared to $3.6 million during the quarter ended March 31, 2012.

Costs and Expenses

Operating Costs. During the quarter ended March 31, 2013, we incurred operating costs of $0.4 million, as compared to $0.6 million during the quarter ended March 31, 2012.

Production Taxes. Production taxes were $0.1 million for the quarter ended March 31, 2013, as compared to $0.1 million for the quarter ended March 31, 2012.

Depreciation, Depletion, Amortization and Impairment. For the quarter ended March 31, 2013, depreciation, depletion, and amortization was $1.1 million, as compared to $0.6 million for the quarter ended March 31, 2012. The increase in depreciation, depletion, and amortization was attributable to increased production and overall lower reserve volumes.

General and Administrative Expense. General and administrative expense was $0.3 million for the quarter ended March 31, 2013, as compared to $0.6 million for the quarter ended March 31, 2012. Personnel costs and professional fees were lower in the three months ended March 31, 2013 as compared to the three months ended March 31, 2013.

Other Expense / Income.Other income was $0.5 million for the quarter ended March 31, 2013, as compared to expenses of $0.7 million for the quarter ended March 31, 2012. The increase in income is due to non-cash gains on settlement of debt and a decrease in loss on derivatives contracts.

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

Capital Expenditures

Most of our capital expenditures are for the exploration, development, and production of oil and natural gas reserves. For the quarter ended March 31, 2013, we had capital expenditures of approximately $3.4 million for the development of oil and natural gas properties. We anticipate capital expenditures of between $8.0 million and $12.0 million for 2013. See the subsection above titled “Planned Operations” for more information about our planned capital expenditures.

Liquidity

At March 31 2013, we had $0.3 million in cash and cash equivalents and, $10.9 million outstanding under our line of credit with Independent Bank. At March 31, 2013, we had a working capital deficit of $1.8 million compared to a working capital deficit of $3.3 million at December 31, 2012.

On February 5, 2013, we entered into a Senior First Lien Secured Credit Agreement with Independent Bank. Our initial draw on the line of credit was $8.9 million which was primarily used to pay off the Texas Capital Bank line of credit principal and accrued interest. On February 28, 2013, we drew another $2.0 million on the line of credit and utilized those funds to pay for capital expenditures associated with our drilling activity.

In February 2013, we settled certain creditors liability for $633,975 in cash and by arranging for our largest shareholder, Red Mountain Resources, Inc., to issue the creditors an aggregate of 745,854 shares of its common stock. Further, the holder of the subordinated unsecured debt elected to convert the entire principal and accrued interest balance of the notes into 611,630 shares of our common stock.

Cash Flows

Net cash provided by operating activities was $3.4 million for the quarter ended March 31, 2013, compared to net cash used by operating activities of $2.1 million for the quarter ended March 31, 2012. The increase in net cash provided by operating activities was primarily due to a $1.8 million profit and $1.1 million of non-cash depreciation, depletion, amortization and impairment, offset by $0.5 million of accounts receivable and $0.7 million of accrued expense charges.

Net cash used in investing activities decreased to $3.4 million for the quarter ended March 31, 2013 from $5.8 million for the quarter ended March 31, 2012 due to a decrase in capital expenditures..

During the quarter ended March 31, 2013, net cash provided by financing activities was $32,939, as compared to $3.3 million during the quarter ended March 31, 2012. Net cash provided by financing activities during the quarter ended March 31, 2013 was primarily comprised of $10.9 million drawn under our Independent Bank line of credit, offset by repayments of our Texas Capital Bank line of credit of $8.75 million, repayments of notes of $0.8 million, and repayments to creditors of $1.3 million.

Indebtedness

Notes Payable- Green Shoe

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

On February 28, 2013, the Company’s Board of Directors approved a resolution to modify the terms of the note so that the conversion price was reduced from $4.00 to $1.50 per share. On February 28, 2013, Red Mountain Resources, Inc. converted the principal balance of $367,309 and accrued interest balance of $73,611 into 293,947 shares of the Company’s common stock. Accordingly, at March 31, 2013, the balance of the note was zero.

Notes Payable- Little Bay

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

On February 28, 2013, the Company’s Board of Directors approved a resolution to modify the terms of the note so that the conversion price was reduced from $4.00 to $1.50 per share. On February 28, 2013, Red Mountain Resources, Inc. converted the principal balance of $396,969 and accrued interest balance of $79,555 into 317,683 shares of the Company’s common stock. Accordingly, at March 31, 2013, the balance of the note was zero.

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

On February 5, 2013, the Company entered into a Senior First Lien Secured Credit Agreement with Red Mountain Resources, Inc., Black Rock Capital, Inc. and RMR Operating, LLC and Independent Bank, as Lender. Red Mountain owns approximately 85% of the outstanding common stock of Cross Border and Black Rock and RMR Operating are wholly owned subsidiaries of Red Mountain. On February 5, 2013, the Company drew $8,900,000 on the line of credit and used a portion of that draw to fully pay down the TCB line of credit. On February 28, 2013, the Company drew a further $2,000,000 and utilized those funds to pay outstanding accounts payable related to our drilling program.

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any off-balance sheet arrangements as defined by Regulation S-K.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” believe,” “expect,” anticipate,” “plan,” “estimate,” “target,” “project,” or “intend” or similar expressions and the negative of such words and expressions, although not all forward-looking statements contain such words or expressions.

Forward-looking statements are only predictions and are not guarantees of performance. These statements generally relate to our plans, objectives and expectations for future operations and are based on management’s current beliefs and assumptions, which in turn are based on its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate under the circumstances. Although we believe that the plans, objectives and expectations reflected in or suggested by the forward-looking statements are reasonable, there can be no assurance that actual results will not differ materially from those expressed or implied in such forward-looking statements. Forward-looking statements also involve risks and uncertainties. Many of these risks and uncertainties are beyond our ability to control or predict and could cause results to differ materially from the results discussed in such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following:

●	our ability to raise additional capital to fund future capital expenditures;

●	our ability to generate sufficient cash flow from operations, borrowings or other sources to enable us to fully develop and produce our oil and natural gas properties;

●	declines or volatility in the prices we receive for our oil and natural gas;

●	general economic conditions, whether internationally, nationally or in the regional and local market areas in which we do business;

●	risks associated with drilling, including completion risks, cost overruns and the drilling of non-economic wells or dry holes;

●	uncertainties associated with estimates of proved oil and natural gas reserves;

●	the presence or recoverability of estimated oil and natural gas reserves and the actual future production rates and associated costs;

●	risks and liabilities associated with acquired companies and properties;

●	risks related to integration of acquired companies and properties;

●	potential defects in title to our properties;

●	cost and availability of drilling rigs, equipment, supplies, personnel and oilfield services;

●	geological concentration of our reserves;

●	environmental or other governmental regulations, including legislation of hydraulic fracture stimulation;

●	our ability to secure firm transportation for oil and natural gas we produce and to sell the oil and natural gas at market prices;

●	exploration and development risks;

●	management’s ability to execute our plans to meet our goals;

●	our ability to retain key members of our management team;

●	weather conditions;

●	actions or inactions of third-party operators of our properties;

●	costs and liabilities associated with environmental, health and safety laws;

●	our ability to find and retain highly skilled personnel;

●	operating hazards attendant to the oil and natural gas business;

●	competition in the oil and natural gas industry; and

●	the other factors discussed under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

On February 5, 2013, we entered into the Credit Facility, which exposes us to interest rate risk associated with interest rate fluctuations on outstanding borrowings. At March 31, 2013, we had $10.5 million in outstanding borrowings under the Credit Facility. We incur interest on borrowings under the Credit Facility at a rate per annum equal to the greater of (x) the U.S. prime rate as published in The Wall Street Journal’s “Money Rates” table in effect from time to time and (y) 4.0% (4.0 % at March 31, 2013). A hypothetical 10% change in the interest rates we pay on our borrowings under the Credit Facility as of March 31, 2013 would result in an increase or decrease in our interest costs of approximately $42,000 per year.

Item 4.	Controls and Procedures

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of March31, 2013. Based on that evaluation, and as a result of the material weaknesses described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level. As a result of the material weaknesses described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012,  adjustments to correct items related to prior periods, in the aggregate, were recognized as an increase to net income during the period ending March 31, 2013.   Because these items, in the aggregate, were not material to any of the prior years' financial statements and the impact of correcting these items in the current year is not material to the financial statements, the Company recorded the correction of these items in the first quarter of 2013.  The company is continuing with the efforts to implement improvements in Internal Control to reduce the chance that similar adjustments might occur.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                    Legal Proceedings

None.

Item 1A.                 Risk Factors

There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                    Defaults Upon Senior Securities

None.

Item 4.                    Mine Safety Disclosures

Not applicable.

Item 5.                    Other Information

None.

Item 6.                    Exhibits

EXHIBIT INDEX

Exhibit No.	Name of Exhibit
10.1
Senior First Lien Secured Credit Agreement, dated February 5, 2013, among the Company, Red Mountain Resources, Inc., Black Rock Capital, Inc. and RMR Operating, LLC, as borrowers, and Independent Bank, as lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 11, 2013).

10.2
Inter-Borrower Agreement, dated February 5, 2013, among the Company, Red Mountain Resources, Inc., Black Rock Capital, Inc. and RMR Operating, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 11, 2013).

10.3
Letter Agreement between the Company and Frank James, dated February 28, 2013  (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 6, 2013).

10.4
Letter Agreement between the Company and Ralph Perry, dated February 28, 2013  (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 6, 2013).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**
As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 20, 2013

	By:	/s/ Earl M. Sebring
Earl M. Sebring
Interim President

	By:	/s/ Kenneth S. Lamb
Kenneth S. Lamb
Chief Accounting Officer, Secretary, and Treasurer