Form 10-Q
period 2013-06-30
CROSS BORDER RESOURCES, INC.
filed 2013-08-19
CIK 1373485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

As of August 19, 2013, the Registrant had 17,336,226 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.                                Fnancial Statements

Cross Border Resources, Inc.
Balance Sheets

	June 30,	December 31,
	2013	2012

ASSETS

Current Assets
Cash and Cash Equivalents	$72,809	$241,561
Accounts Receivable – Oil and Natural Gas Sales	4,041,776	3,194,725
Prepaid Expenses & Other Current Assets	345,436	465,223
Derivative Asset - Current Portion	109,042	235,825
Current Tax Asset	19,600	21,737
Total Current Assets	4,588,663	4,159,071

Oil and Gas Properties	54,125,148	48,248,378
Less: Accumulated Depletion, Amortization, and Impairment	(18,804,212)	(16,018,892)
Net Oil and Gas Properties	35,320,936	32,229,486

Other Assets
Other Property and Equipment, net of Accumulated Depreciation of $86,509 and $77,190 in 2013 and 2012, respectively	43,960	53,280
Deferred financing costs, net of accumulated amortization of $3,700 and $113,581 in 2013 and 2012, respectively	23,925	101,045
Derivative Asset, net of Current Portion	46,702	54,963
Other Assets	54,324	54,324
Total Other Assets	168,911	263,612

TOTAL ASSETS	$40,078,510	$36,652,169

The accompanying notes are an integral part of these financial statements.

	June 30,	December 31,
	2013	2012

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable - Trade	$3,491,850	$4,226,547
Accounts Payable – Related Party	409,391	215,495
Interest Payable	—	130,929
Accrued Expenses & Other Payables	20,510	61,065
Notes Payable - Current	—	764,278
Creditors Payable - Current Portion	—	758,167
Environmental Liability – Current Portion	1,420,354	860,000
Asset Retirement Obligation – Current Portion	542,493	452,013
Deferred Tax Liability	19,600	21,737
Total Current Liabilities	5,904,148	7,490,231

Non-Current Liabilities
Asset Retirement Obligations	2,856,653	2,865,345
Deferred Income Tax Liability	—	—
Environmental Liability, Net of Current Portion	667,804	1,240,000
Line of Credit	12,200,000	8,750,000

Creditors Payable, Net of Current Portion	—	594,616
Total Non-Current Liabilities	15,724,457	13,449,961
Total Liabilities	21,628,605	20,940,192

Commitments & Contingencies (Note 10)

Stockholders’ Equity
Common Stock ($0.001 par value; 99,000,000 shares authorized and 17,336,226 issued and outstanding as of June 30, 2013 and 16,301,946 as of December 31, 2012)	17,336	16,302
Additional Paid in Capital	33,462,473	32,770,540
Accumulated Deficit	(15,029,904)	(17,074,865)
Total Stockholders’ Equity	18,449,905	15,711,977

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,078,510	$36,652,169

The accompanying notes are an integral part of these financial statements.

 Cross Border Resources, Inc.
Statements of Operations

	Three Months Ended June 30,
	2013	2012
Revenues
Oil and gas sales	$3,461,249	$4,147,645
Other – deferred revenue	—	—
Total revenues	3,461,249	4,147,645

Expenses:
Operating costs	891,666	243,847
Natural gas marketing and transportation expenses	42,572	—
Production taxes	254,241	368,587
Depreciation, depletion, amortization, and Impairment	1,679,138	991,938
Impairment of oil & gas properties	—	1,775,796
Accretion expense	36,723	29,353
General and administrative	263,407	1,561,920
Total expense	3,167,747	4,971,441

Gain from operations	293,502	(823,796)

Other income (expense):
Gain on derivatives	107,635	1,435,824

Interest expense	(160,853)	(137,169)
Miscellaneous other income	(—)	393
Total other income (expense)	(53,218)	1,299,048

Income before income taxes	240,284	475,252

Current tax benefit	(—)	61,932
Deferred tax expense	—	(61,932)
Income tax expense	—	—
Net income	$240,284	$475,252

Net income per share:
Basic	$0.01	$0.03
Fully diluted	$0.01	$0.03
Weighted average shares outstanding:
Basic	16,821,943	16,151,946
Fully diluted	16,821,943	16,151,946

The accompanying notes are an integral part of these financial statements.

Cross Border Resources, Inc.
Statements of Operations

	Six Months Ended June 30,
	2013	2012
Revenues
Oil and gas sales	$6,794,047	$7,721,391
Other – deferred revenue	—	32,479
Total revenues	6,794,047	7,753,870

Expenses:
Operating costs	1,339,097	980,228
Natural gas marketing and transportation expenses	49,140	—
Production taxes	388,255	528,958
Depreciation, depletion, amortization, and Impairment	2,794,639	1,536,058
Impairment of oil & gas properties	—	1,775,796
Accretion expense	71,702	34,241
General and administrative	596,128	2,232,990
Total expense	5,238,961	7,088,271

Gain from operations	1,555,086	665,599

Other income (expense):
Bond issuance amortization	—	(159,554)
Gain (loss) on derivatives	(22,557)	961,911
Gain on settlement of debt	858,452	—
Interest expense	(346,022)	(268,927)

Miscellaneous other income	—	3,872
Total other income (expense)	489,873	537,302

Income before income taxes	2,044,959	1,202,901

Current tax benefit	(—)	(180,519)
Deferred tax expense	—	180,519
Income tax expense	—	—
Net income	$2,044,959	$1,202,901

Net income per share:
Basic	$0.12	$0.07
Fully diluted	$0.12	$0.07
Weighted average shares outstanding:
Basic	16,999,085	16,151,946
Fully diluted	16,999,085	16,151,946

The accompanying notes are an integral part of these financial statements.

Cross Border Resources, Inc.
Statements of Cash Flows

	Six Months Ended June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,044,960	$1,202,901
Adjustments to reconcile net income (loss) to cash used by operating activities:
Depreciation, depletion, amortization, and impairment	2,803,959	3,311,854
Settlement of environmental liability	(11,842)	—
Accretion of asset retirement obligations	71,702	34,241
Amortization of debt discount and deferred financing costs	77,120	218,631
Change in derivative instruments	135,044	—
Changes in operating assets and liabilities:
Accounts receivable	(847,051)	(1,643,247)
Prepaid expenses and other current assets	119,787	1,105,082
Accounts payable	445,491	293,588
Accounts payable – related party	—	—
Change of Control Liability		623,347
Accrued expenses	652,412	117,229
Derivative asset/liability	—	(941,045)
Deferred income tax	—	—
Deferred revenue	—	(32,479)
Interest payable	(130,929)	—
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	5,360,653	4,290,102

CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures - oil and gas properties	(6,862,343)	(7,906,200)
Proceeds from disposal of oil and gas properties	—	—
Capital expenditures - other assets	—	—
NET CASH USED IN INVESTING ACTIVITIES	(6,862,343)	(7,906,200)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of expenses	—	—
Borrowings on line of credit	12,200,000	7,119,000
Payments on line of credit	(8,750,000)	—
Payments to purchase stock options		—
Proceeds from renewing notes	—	—
Repayments of notes payable	(764,278)	—
Repayments of bonds	—	(3,395,000)
Repayments to creditors	(1,352,783)	(186,761)
Deferred financing costs	—	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,332,939	3,537,239

NET DECREASE IN CASH AND CASH EQUIVALENTS	(168,751)	(78,861)
Cash and cash equivalents, beginning of period	241,561	472,967
Cash and cash equivalents, end of period	$72,810	$394,106

Supplemental disclosures of cash flow information:
Interest paid	$241,277	$171,993
Income taxes paid	$—	$—

NON-CASH TRANSACTIONS
Oil and natural gas properties included in accounts payable	$0	$1,220,904
Oil and natural gas properties included in Accrued Expenses	$0	$1,266,566
Issuance of common stock to settle liability	0	—
Additions of ARO	0	—
The accompanying notes are an integral part of these financial statements.

 Cross Border Resources, Inc.
Notes to Financial Statements

1.	Organization

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

At June 30, 2013, the Company had a working capital deficit of $1,315,485 and outstanding debt (consisting of a line of credit) of $12,200,000. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Financial instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and long-term debt, approximate fair value as of June 30, 2013 and December 31, 2012.

Oil and natural gas properties

The Company follows the successful efforts method of accounting for its oil and natural gas producing activities.  Costs to acquire mineral interests in oil and natural gas properties and to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells are capitalized pending determination of whether the wells have proved reserves. If the Company determines that the wells do not have proved reserves, the costs are charged to expense. There were no exploratory wells capitalized pending determination of whether the wells have proved reserves at December 31, 2012 or June 30, 2013. Geological and geophysical costs, including seismic studies and costs of carrying and retaining unproved properties, are charged to expense as incurred. The Company capitalizes interest on expenditures for significant exploration and development projects that last more than six months while activities are in progress to bring the assets to their intended use. Through June 30, 2013, the Company had capitalized no interest costs because its exploration and development projects generally lasted less than six months. Costs incurred to maintain wells and related equipment are charged to expense as incurred.

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

Accounts receivable—oil and natural gas sales consist of uncollateralized accrued revenues due under normal trade terms, generally requiring payment within 30 to 60 days of production. Accounts receivable—other consist of amounts owed from interest owners of the Company’s operated wells.  No interest is charged on past-due balances. Payments made on all accounts receivable are applied to the earliest unpaid items. The Company reviews accounts receivable periodically and reduces the carrying amount by a valuation allowance that reflects its best estimate of the amount that may not be collectible.  There was no reserve for bad debts as of June 30, 2013 or December 31, 2012.

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

Recently issued accounting pronouncements

In May 2011, the FASB issued an accounting pronouncement related to fair value measurement (FASB ASC Topic 820), which amends current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amendments generally represent clarification of FA.

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

4 – Asset retirement obligations

The following is a description of the changes to the Company’s asset retirement obligations for the periods ended June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012

Asset retirement obligations at beginning of year	$3,317,358	$1,186,260
Disposal of assets	—	(88,650)
Settlement of liabilities	—	(55,915)
Revision of previous estimates	—	1,797,626
Accretion expense	71,702	94,556
Additions	10,036	383,481
Asset retirement obligations at end of period	$3,399,096	$3,317,358
Less: current portion	542,443	452,013
Long-term portion	$2,856,653	$2,865,345

5 – Property and equipment

Oil and natural gas properties

The following table sets forth the capitalized costs under the successful efforts method for oil and natural gas properties:

	June 30,	December 31,
	2013	2012

Oil and natural gas properties	$54,125,148	$34,986,566
Less accumulated depletion and impairment	(18,804,212)	(9,667,031)
Net oil and natural gas properties capitalized costs	$35,320,936	$25,319,535

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

Other property and equipment

The historical cost of other property and equipment, presented on a gross basis with accumulated depreciation is summarized as follows:

	June 30,	December 31,
	2013	2012

Other property and equipment	$130,469	$130,470
Less accumulated depreciation	(86,509)	(77,190)
Net property and equipment	$43,960	$53,280

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

The investors in the offering  (“Selling Stockholders”) received registration rights.  The Company agreed to file a registration statement covering the resale of the common stock issued and the common stock underlying the warrants issued to the Selling Stockholders within sixty days after the closing date.  If the registration statement was not declared effective by the SEC within the time periods defined within the agreement, then the Company would have made pro rata cash payments to each Selling Stockholder as liquidated damages in an amount equal to 1.0% of the aggregate amount invested by such Selling Stockholder for each 30-day period or pro rata for any portion thereof following the date by which such Registration Statement should have been effective.  If at the time of exercise of the warrants there is no effective registration statement covering the resale of the shares underlying the warrant, then the Selling Stockholders have the right at such time to exercise warrants in full or in part on a cashless basis. The Company filed an S-1 registration statement registering the shares on July 25, 2011, which was declared effective on August 5, 2011.

In addition to registration rights, the Selling Stockholders were offered a right of first refusal to participate in future offerings of common stock if the principal purpose of which was to raise capital.  This right of first refusal terminated upon the one-year anniversary of the closing date.

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

Stock Options

In 2011, the Company issued options to purchase 85,000 shares of its common stock at $4.80 to its directors.  For the year ended December 31, 2012 and the six months ended June 30, 2013, there was no stock based compensation.

Stock option activity summary is presented in the table below:
Weighted-
average
		Weighted-	Remaining
		average	Contractual
	Number of	Exercise	Term
	Shares	Price	(years)
Outstanding at December 31, 2011	87,500	$4.80	5.08
Granted	—	—	—
Cancelled	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding and exercisable at December 31, 2012	87,500	4.80	4.08
Granted	—	—	—
Cancelled	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding and exercisable at June 30, 2013	87,500	$4.80	3.83

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

Conversion of Notes Payable

On February 28, 2013, Red Mountain Resources, Inc., the holder of the Green Shoe and Little Bay notes, elected to convert the outstanding notes and accrued interest into common shares.  The board of directors of the Company had previously resolved to change the conversion feature from $4.00 per common share to $1.50 per common share.  As a result, the Company issued 611,630 common shares to Red Mountain Resources, Inc.

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

During the year ended December 31, 2012, Red Mountain Resources, Inc. incurred approximately $628,274 for general and administrative expenses and operating costs that will be reimbursed by the Company for accounting services and attendance of certain of the Company’s directors and officers at the Company’s annual meeting of stockholders and for costs associated with workovers on three of the Company’s salt water disposal wells, of which $215,495 remained unpaid at December 31, 2012.  The expenditures pertaining to the operating costs were incurred pursuant to a technical services agreement between the Company and Red Mountain Resources, Inc.  During the six months ended June 30, 2013, Red Mountain incurred approximately $490,508 of such expenditures, $409,391 of which remained unpaid at June 30, 2013.

8 – Long term debt

Notes Payable Green Shoe Investments – Related Party

In connection with the January 2011 merger, the Company, as the accounting acquirer, assumed an unsecured loan from Green Shoe Investments Ltd. (“Green Shoe”) in the principal amount of $487,000 at an interest rate of 5.0%

On April 26, 2011, the Company entered into a Loan Agreement with Green Shoe, and the Company executed and delivered a Promissory Note to Green Shoe in connection therewith.  The amount of the Promissory Note and the loan from Green Shoe (the “Green Shoe Loan”) was $550,936 and the purpose of the Green Shoe Loan was to consolidate and extend all of the loans owed by the Company and its predecessors to Green Shoe including without limitation the following:  (i) loan dated May 9, 2008 in the principal amount of $100,000, (ii) loan dated May 23, 2008 in the principal amount of $150,000, (iii) loan dated July 18, 2008 in the principal amount of $50,000, (iv) loan dated February 24, 2009 in the principal amount of $100,000, and (v) loan dated April 29, 2009 in the principal amount of $87,000 plus accrued interest of $63,936.  The Green Shoe Loan was unsecured.

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

Notes Payable Little Bay Consulting – Related Party

In connection with the January 2011 merger, the Company, as the accounting acquirer, assumed an unsecured loan from Little Bay Consulting SA (“Little Bay”) in the principal amount of $520,000 at an interest rate of 5%.

On April 26, 2011, the Company entered into a Loan Agreement with Little Bay, and the Company executed and delivered a Promissory Note to Little Bay in connection therewith.  The amount of the Promissory Note and the loan from Little Bay (the “Little Bay Loan”) was $595,423 and the purpose of the Little Bay Loan was to consolidate and extend all of the loans owed by the Company and its predecessors to Little Bay including without limitation the following: (i) loan dated March 7, 2008 in the original principal amount of $220,000, (ii) loan dated July 18, 2008 in the original principal amount of $100,000, and (iii) loan dated October 3, 2008 in the principal amount of $200,000 plus accrued interest of $75,423.  The Little Bay Loan was unsecured.

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

On February 5, 2013, the Company entered into a Senior First Lien Secured Credit Agreement with Red Mountain Resources, Inc., Black Rock Capital, Inc. and RMR Operating, LLC and Independent Bank, as Lender.  Red Mountain owns approximately 81% of the outstanding common stock of Cross Border and Black Rock and RMR Operating are wholly owned subsidiaries of Red Mountain.  On February 5, 2013, the Company drew $8,900,000 on the line of credit and used those funds to pay off the line of credit and associated accrued interest.  On February 29, 2013, the Company drew $2,000,000 and on May 24, 2013, the Company drew a further $1,300,000 on the line of credit and used those funds to pay accounts payable related to the drilling program.  As of June 30, 2013, the Credit Agreement balance was $12,200,000, leaving $200,000 available.

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

The Company was previously party to an engagement letter, dated February 7, 2012 (the "Engagement Letter"), with KeyBanc Capital Markets Inc. ("KeyBanc") pursuant to which KeyBanc was to act as exclusive financial advisor to the Company’s Board of Directors in connection with a possible "Transaction" (as defined in the Engagement Letter).  The Engagement Letter was formally terminated by the Company on August 21, 2012. The Engagement Letter provided that KeyBanc would be entitled to a fee upon consummation of a Transaction within a certain period of time following termination of the Engagement Letter. On May 16, 2013, KeyBanc delivered an invoice to the Company in the amount of $751,334, representing amounts purportedly owed by the Company to KeyBanc as a result of the consummation of a purported Transaction KeyBanc asserts had been consummated within the required time period and its out-of-pocket expenses in connection therewith.  The Company disputes that any Transaction was consummated and that KeyBanc is entitled to any out-of-pocket expenses.  The matter was originally filed in the 44th-B Judicial District Court for the State of Texas, Dallas County but was subsequently removed to the United States District Court for the Northern District of Texas, Dallas Division.  The Company intends to vigorously defend the action.

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

As of June 30, 2013, the Company had approximately $2,100,000 in environmental liabilities related to its operated Tom Tom Tomahawk field located in Chaves and Roosevelt counties New Mexico.  In February 2013, the Bureau of Land Management (“BLM”) accepted the Company’s remediation plan for the Tom Tom and Tomahawk fields.  The Company is working in conjunction with the BLM to initiate remediation on a site-by-site basis.  This is management’s best estimate of the costs of remediation and restoration with respect to these environmental matters, although the ultimate cost could differ materially.  Inherent uncertainties exist in these estimates due to unknown conditions, changing governmental regulation, and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration.  The Company expects to incur these expenditures over a twenty-four month period beginning in April 2013.

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

At June 30, 2013, the Company had a net derivative asset of $155,744, as compared to a net derivative asset of $290,788 at December 31, 2012.  The change in net derivative asset/liability is recorded as non-cash mark-to-market income or loss.  Mark-to-market losses of $89,978 were recorded in the six months ended June 30, 2013 as compared to mark-to-market income of $245,722 during the twelve months ended December 31, 2012.  Net realized hedge settlement gain for the six months ended June 30, 2013 was $67,421 as compared to net realized hedge settlement gain of $317,593 for the twelve months ended December 31, 2012.  The combination of these two components of derivative expense/income is reflected in "Other Income (Expense)" on the Statements of Operations as "Gain (loss) on derivatives."

As of June 30, 2013, the Company had crude oil swaps in place relating to a total of 3,000 Bbls per month, as follows:

				Price	Volumes	Fair Value of Outstanding Derivative Contracts (1) as of
Transaction				Per	Per	June 30,	December
Date	Type (2)	Beginning	Ending	Unit	Month	2013	31, 2012
March 2011	Swap	04/01/2011	02/28/2013	$104.55	1,000	$—	$41,019
November 2011	Swap	12/01/2011	11/30/2014	$93.50	2,000	—	44,942
February 2012	Swap	03/01/2012	02/28/2014	$106.50	1,000	—	204,827
February 2013	Swap	03/01/2013	11/01/2014	$93.50	2,000	48,570	—
February 2013	Swap	03/01/2013	02/01/2014	$106.50	1,000	107,174	—
						$155,744	$290,788

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

The following tables summarize the valuation of the Company’s financial assets and liabilities at June 30, 2013 and December 31, 2012:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant or Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at June 30, 2013
Assets:
Commodities derivatives	$—	$155,744	$—	$155,744
Total	$—	$155,744	$—	$155,744
Liabilities
Environmental liability	$—	$—	$(2,088,158)	$(2,088,158)
Asset retirement obligations (non-recurring)	$—	$—	$(3,399,096)	$(3,399,096)
Total	$—	$—	$(5,487,254)	$(5,487,254)

	Fair Value Measurements at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant or Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2012
Assets:
Commodities derivatives	$—	$290,788	$—	$290,788
Total	$—	$290,788	$—	$290,788

Liabilities:
Environmental liability	$—	$—	$(2,100,000)	$(2,100,000)
Asset retirement obligations (non-recurring)	—	—	(3,317,358)	(3,317,358)
Total	$—	$—	$(5,417,358)	$(5,417,358)

The following is a summary of changes to fair value measurements using Level 3 inputs during the three months ended June 30, 2013:

Environmental Liability
Balance, December 31, 2012	$2,100,000
Acquisitions	—
Settlement of liabilities	11,842
Revisions of previous estimates	—
Balance, June 30, 2013	$2,088,158

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

First Quarter 2013 Operational Update

In the first half of fiscal 2013 we completed 15 gross wells (1.40 net). These included 6 horizontal Bone Spring wells (0.91 net), 2 horizontal Yeso wells (0.11 net), 6 vertical Glorieta-Yeso wells (0.32 net), and 1 vertical Queen-Grayburg-San Andres well (0.06 net). On June 30, 2013, there were 2 wells (0.06 net) drilled and awaiting completions. Both are vertical Glorieta-Yeso wells. Also during this period, we received approval to begin remediation work and field redevelopment in the Tom Tom area. The first work was performed in May. At the end of the quarter, 3 workovers were completed, each showing positive results.

Planned Operations

We plan to spend between $8 million and $12 million during fiscal 2013 to drill and complete wells, re-enter and complete wells, or improve infrastructure. Our main area of focus is the Tom Tom/Tomahawk Prospect, where we will work on the field alongside the execution of our remediation plan. For fiscal 2013, this includes the re-entry of 14 gross wells (11.7 net), drilling of 6 gross wells (5.2 net), and the improvement of field infrastructure. We will also spend capital in several non-operated prospect areas. Currently, we are committed to participating in the drilling of 3 gross wells (0.3 net), and we expect to receive addition well proposals before the end of fiscal 2013. We expect to finance these activities with cashflow generated from operations and availability under our line of credit with Independent Bank

Critical Accounting Policies and Estimates

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

In the second quarter of 2012, the Company determined to sale its Wolfberry assets located in Texas.  As a result of that decision, management conducted an impairment evaluation of those assets which resulted in a non cash impairment charge of approximately $1,776,000.

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

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

The following table sets forth summary information regarding our oil and natural gas sales, net production sold, average sales prices and production costs and expenses for the three months ended June 30, 2013 and 2012.

	Three Months Ended June 30,
	2013	2012
(dollars in thousands, except per unit prices)
Revenue
Oil and natural gas sales	$3,461,249	$4,147,645

Net Production sold
Oil (Bbl)	35,601	42,105
Natural gas (Mcf)	56,550	59,121
Total (Boe)	45,026	51,959
Total (Boe/d) (1)	495	571

Average sales prices
Oil ($/Bbl)	$89.85	$88.87
Natural gas ($/Mcf)	5.42	4.78
Total average price ($/Boe)	$77.97	$74.65

Costs and expenses (per Boe)
Operating costs	$19.80	$11.67
Production taxes	5.65	7.09
Depreciation, depletion, and amortization	37.29	53.27
Accretion of discount on asset retirement obligation	0.82	0.56
General and administrative expense	5.85	30.06

_________________
(1) Boe/d is calculated based on actual calendar days during the period.

Three months Revenues and Sales Volumes

Oil and Natural Gas Sales Volumes.  During the three months ended June 30, 2013, we had total sales volumes of 45,026 Boe, compared to total sales volumes of 51,959 Boe during the three months ended June 30, 2012.  This decline is partially attributable to our former Wolfberry assets, which were sold effective August 1, 2012, which contributed approximately 3,200 Boe to sales volumes during the three months ended June 30, 2012.  Also contributing to the decline in sales volumes were adjustments to accruals for prior periods that were reversed in the three months ended June 30, 2013.  Further, the sales volumes from wells producing at June 30, 2013 declined due to the natural production decline of oil and gas wells. This natural production decline was offset by the drilling of new wells.

Oil and Natural Gas Sales. During the three months ended June 30, 2013, we had oil and natural gas sales of $3.5 million, as compared to $4.1 million during the three months ended June 30, 2012 the decline is partially attributable to our former Wolfberry assets, which were sold effective August 1, 2012, which contributed approximately $230,000 to revenue in the three months ended June 30, 2012.  Also contributing to the decline in sales volumes were adjustments to accruals for prior periods that were reversed in the three months ended June 30, 2013.  Further, the sales volumes from wells producing at June 30, 2013 declined due to the natural production decline of oil and gas wells. This natural production decline was offset by the drilling of new wells.

Costs and Expenses

Operating Costs.  During the quarter ended June 30, 2013, we incurred operating costs of $0.9 million, as compared to $0.2 million during the quarter ended June 30, 2012.  The increase in operating costs is attributable to higher costs associated with workover activity at our Tom Tom field.

Production Taxes.  Production taxes were $0.3 million for the quarter ended June 30, 2013, as compared to $0.4 million for the quarter ended June 30, 2012.

Depreciation, Depletion, Amortization and Impairment.  For the quarter ended June 30, 2013, depreciation, depletion, amortization, and impairment was $1.7 million, as compared to $2.8 million for the quarter ended June 30, 2012.  The decrease in depreciation, depletion, amortization, and impairment was attributable to an impairment charge of $1.8 million related to our Wolfberry assets during the quarter ended June 30, 2012.

General and Administrative Expense.  General and administrative expense was $0.3 million for the quarter ended June 30, 2012, as compared to $1.6 million for the quarter ended June 30, 2012.  The decrease was a result of personnel costs, change of control expenses, and professional fees being lower in the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Other Expense / Income.   Other expense was $0.05 million for the quarter ended June 30, 2013, as compared to income of $1.3 million for the quarter ended June 30, 2012.  The decrease in income is due to non-cash losses on derivatives contracts.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

The following table sets forth summary information regarding our oil and natural gas sales, net production sold, average sales prices and production costs and expenses for the six months ended June 30, 2013 and 2012.

	Six Months Ended June 30,
	2013	2012
(dollars in thousands, except per unit prices)
Revenue
Oil and natural gas sales	$6,794,047	$7,721,391

Net Production sold
Oil (Bbl)	61,923	74,521
Natural gas (Mcf)	133,618	113,491
Total (Boe)	84,192	96,436
Total (Boe/d) (1)	465	487

Average sales prices
Oil ($/Bbl)	$86.40	$93.04
Natural gas ($/Mcf)	5.41	5.30
Total average price ($/Boe)	$80.70	$80.07

Costs and expenses (per Boe)
Operating costs	$15.91	$13.42
Production taxes	4.61	5.66
Depreciation, depletion, and amortization	33.19	34.34
Accretion of discount on asset retirement obligation	0.85	0.36
General and administrative expense	7.08	23.16

_______________
(1) Boe/d is calculated based on actual calendar days during the period.

Six months Revenues and Sales Volumes

Oil and Natural Gas Sales Volumes.  During the six months ended June 30, 2013, we had total sales volumes of 84,192 Boe, compared to total sales volumes of 96,436 Boe during the six months ended June 30, 2012.  This decline is partially attributable to our former Wolfberry assets, which were sold effective August 1, 2012, which contributed approximately 5,100 Boe to sales volumes during the six months ended June 30, 2012.  Also contributing to the decline in sales volumes were adjustments to accruals for prior periods that were reversed in the six months ended June 30, 2013.  Further, the sales volumes from wells producing at June 30, 2013 declined due to the natural production decline of oil and gas wells. This natural production decline was offset by the drilling of new wells.

Oil and Natural Gas Sales. During the six months ended June 30, 2013, we had oil and natural gas sales of $6.8 million, as compared to $7.7 million during the six months ended June 30, 2012 the decline is partially attributable to our former Wolfberry assets, which were sold effective August 1, 2012, which contributed approximately $460,000 to revenue in the six months ended June 30, 2012.  Also contributing to the decline in sales volumes were adjustments to accruals for prior periods that were reversed in the six months ended June 30, 2013.  Further, the sales volumes from wells producing at June 30, 2013 declined due to the natural production decline of oil and gas wells. This natural production decline was offset by the drilling of new wells.

Costs and Expenses

Operating Costs.  During the six months ended June 30, 2013, we incurred operating costs of $1.4 million, as compared to $1.0 million during the six months ended June 30, 2012.  The increase in operating costs is attributable to higher costs associated with workover activity at our Tom Tom field.

Production Taxes.  Production taxes were $0.4 million for the six months ended June 30, 2013, as compared to $0.5 million for the quarter ended June 30, 2012, which is attributable to higher production in the six months ended June 30, 2012.

Depreciation, Depletion, Amortization and Impairment.  For the six months ended June 30, 2013, depreciation, depletion, amortization, and impairment was $2.8 million, as compared to $3.3 million for the quarter ended June 30, 2012.  The decrease in depreciation, depletion, amortization, and impairment was attributable to an impairment charge of $1.8 million related to our Wolfberry assets during the six months ended June 30, 2012, which did not recur in the six months ended June 30, 2013.

General and Administrative Expense.  General and administrative expense was $0.6 million for the six months ended June 30, 2013, as compared to $2.2 million for the six months ended June 30, 2012.  The decrease was a result of personnel costs, change of control expenses, and professional fees being lower in the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Other Expense / Income.   Other expense was $0.5 million for the six months ended June 30, 2013, as compared to income of $0.5 million for the six ended June 30, 2012.

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

Capital Expenditures

Most of our capital expenditures are for the exploration, development, and production of oil and natural gas reserves. For the six months ended June 30, 2013, we had capital expenditures of approximately $6.9 million for the development of oil and natural gas properties. We anticipate capital expenditures of between 8 million and 12 million for 2013. See “Planned Operations” for more information about our planned capital expenditures.

Liquidity

At June 30 2013, we had approximately $73,000 in cash and cash equivalents and $12.2 million outstanding under our line of credit with Independent Bank.  At June 30, 2013, we had a working capital deficit of $1.3 million compared to a working capital deficit of $3.3 million at December 31, 2012.

On February 5, 2013, we entered into a Senior First Lien Secured Credit Agreement with Independent Bank.  Our initial draw on the line of credit was $8.9 million which was primarily used to pay off the Texas Capital Bank line of credit principal and accrued interest.  On February 28, 2013, we drew $2,000,000 and on May 24, 2013, we drew a further $1,300,000 on the line of credit and used those funds to pay accounts payable related to the drilling program. As of June 30, 2013, the Credit Agreement balance was $12,200,000, leaving no availability.

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

Cash Flows

Net cash provided by operating activities was $5.4 million for the six months ended June 30, 2013, compared to net cash provided by operating activities of $4.3 million for the six months ended June 30, 2012.  The increase in net cash provided by operating activities was primarily due to a $2.0 million profit and $2.8 million of non-cash depreciation, depletion, amortization and impairment, offset by ($0.8 million) of  accounts receivable.

Net cash used in investing activities decreased to $6.8 million for the six months ended June 30, 2013 from $7.9 million for the six months ended June 30, 2012 due to a decrease in capital expenditures..

During the six months ended June 30, 2013, net cash provided by financing activities was $1.3 million, as compared to $3.5 million during the six months ended June 30, 2012.  Net cash provided by financing activities during the six months ended June 30, 2013 was primarily comprised of $12.2 million drawn under our Independent Bank line of credit, offset by repayments of our Texas Capital Bank line of credit of $8.75 million, repayments of notes of $0.8 million, and repayments to creditors of $1.3 million.

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

On February 28, 2013, the Company’s Board of Directors approved a resolution to modify the terms of the note so that the conversion price was reduced from $4.00 to $1.50 per share.  On February 28, 2013, Red Mountain Resources, Inc. converted the principal balance of $367,309 and accrued interest balance of $73,611 into 293,947 shares of the Company’s common stock.  Accordingly, at June 30, 2013, the balance of the note was zero.

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

On February 28, 2013, the Company’s Board of Directors approved a resolution to modify the terms of the note so that the conversion price was reduced from $4.00 to $1.50 per share.  On February 28, 2013, Red Mountain Resources, Inc. converted the principal balance of $396,969 and accrued interest balance of $79,555 into 317,683 shares of the Company’s common stock.  Accordingly, at June 30, 2013, the balance of the note was zero.

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

On February 5, 2013, the Company entered into a Senior First Lien Secured Credit Agreement with Red Mountain Resources, Inc., Black Rock Capital, Inc. and RMR Operating, LLC and Independent Bank, as Lender.  Red Mountain owns approximately 85% of the outstanding common stock of Cross Border and Black Rock and RMR Operating are wholly owned subsidiaries of Red Mountain.  On February 5, 2013, the Company drew $8,900,000 on the line of credit and used a portion of that draw to fully pay down the TCB line of credit.  On February 28, 2013, the Company drew $2,000,000 and on May 24, 2013, the Company drew a further $1,300,000 on the line of credit and used those funds to pay outstanding accounts payable related to our drilling program.  As of June 30, 2013, the Credit Agreement balance was $12,200,000, leaving $200,000 available.

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any off-balance sheet arrangements as defined by Regulation S-K.

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

Item 3.                  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

On February 5, 2013, we entered into the Credit Facility, which exposes us to interest rate risk associated with interest rate fluctuations on outstanding borrowings. At June 30, 2013, we had $12.2 million in outstanding borrowings under the Credit Facility. We incur interest on borrowings under the Credit Facility at a rate per annum equal to the greater of (x) the U.S. prime rate as published in The Wall Street Journal’s “Money Rates” table in effect from time to time and (y) 4.0% (4.0 % at June 30, 2013). A hypothetical 10% change in the interest rates we pay on our borrowings under the Credit Facility as of June 30, 2013 would result in an increase or decrease in our interest costs of approximately $49,000 per year.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013.  Based on that evaluation, and as a result of the material weaknesses described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

Please see Note 10 to our unaudited notes to financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Dated: August 19, 2013

	By:	/s/ Earl M. Sebring
Earl M. Sebring
Interim President

	By:	/s/ Kenneth S. Lamb
Kenneth S. Lamb
Chief Accounting Officer, Secretary, and Treasurer

EXHIBIT INDEX

Exhibit No.	Name of Exhibit
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)
32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**
As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.