Form 10-Q
period 2013-09-30
CROSS BORDER RESOURCES, INC.
filed 2013-12-02
CIK 1373485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

As of November 22, 2013, the Registrant had 17,336,226 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.                                Financial Statements

Cross Border Resources, Inc.
Balance Sheets

	September 30,	December 31,
	2013	2012

ASSETS

Current Assets
Cash and Cash Equivalents	$978,614	$241,561
Accounts Receivable – Oil and Natural Gas Sales	3,054,674	3,194,725
Prepaid Expenses & Other Current Assets	93,729	465,223
Derivative Asset - Current Portion	—	235,825
Current Tax Asset	19,600	21,737
Total Current Assets	4,146,617	4,159,071

Oil and Gas Properties	55,245,214	48,248,378
Less: Accumulated Depletion, Amortization, and Impairment	(19,881,867)	(16,018,892)
Net Oil and Gas Properties	35,363,347	32,229,486

Other Assets
Other Property and Equipment, net of Accumulated Depreciation of $91,169 and $77,190 in 2013 and 2012, respectively	39,301	53,280
Restricted Cash	206,087	—
Deferred financing costs, net of accumulated amortization of $8,844 and $113,581 in 2013 and 2012, respectively	102,175	101,045
Derivative Asset, net of Current Portion	3,504	54,963
Other Assets	54,324	54,324
Total Other Assets	405,391	263,612

TOTAL ASSETS	$39,915,355	$36,652,169

The accompanying notes are an integral part of these financial statements.

	September 30,	December 31,
	2013	2012

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable - Trade	$901,996	$4,226,547
Accounts Payable – Related Party	1,830,006	215,495
Interest Payable	—	130,929
Accrued Expenses & Other Payables	203,802	61,065
Notes Payable - Current	—	764,278
Creditors Payable - Current Portion	—	758,167
Derivative Liability	95,896
Environmental Liability – Current Portion	1,043,416	860,000
Asset Retirement Obligation – Current Portion	455,515	452,013
Deferred Tax Liability	19,600	21,737
Total Current Liabilities	4,550,231	7,490,231

Non-Current Liabilities
Asset Retirement Obligations	2,998,267	2,865,345
Deferred Income Tax Liability	—	—
Environmental Liability, Net of Current Portion	1,043,417	1,240,000
Line of Credit	12,200,000	8,750,000

Creditors Payable, Net of Current Portion	—	594,616
Total Non-Current Liabilities	16,241,684	13,449,961
Total Liabilities	20,791,915	20,940,192

Commitments & Contingencies (Note 10)

Stockholders’ Equity
Common Stock ($0.001 par value; 99,000,000 shares authorized and 17,336,226 issued and outstanding as of September 30, 2013 and 16,301,946 as of December 31, 2012)	17,336	16,302
Additional Paid in Capital	33,462,473	32,770,540
Accumulated Deficit	(14,356,369)	(17,074,865)
Total Stockholders’ Equity	19,123,440	15,711,977

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,915,355	$36,652,169

The accompanying notes are an integral part of these financial statements.

 Cross Border Resources, Inc.
Statements of Operations

	Three Months Ended September 30,
	2013	2012
Revenues
Oil and gas sales	$3,430,100	$2,811,224
Other – deferred revenue	—	—
Total revenues	3,430,100	2,811,224

Expenses:
Operating costs	532,443	715,012
Natural gas marketing and transportation expenses	16,750	—
Production taxes	388,546	218,552
Depreciation, depletion, amortization, and Impairment	1,082,315	1,339,554
Impairment of oil & gas properties	—	—
Loss on sale of oil and gas properties	—	47,607
Accretion expense	37,982	17,905
General and administrative	251,551	500,975
Total expense	2,309,587	2,839,605

Gain (loss) from operations	1,120,513	(28,381)

Other income (expense):
Gain (loss) on derivatives	(304,858)	(447,010)

Interest expense	(142,122)	(135,112)
Miscellaneous other income (expense)	—	4,530
Total other income (expense)	(446,980)	(577,592)

Income before income taxes	673,533	(605,973)

Current tax benefit	(—)	(194,828)
Deferred tax expense	—	194,828
Income tax expense	—	—
Net income (loss)	$673,533	$(605,973)

Net income (loss) per share:
Basic and diluted	$0.04	$(0.04)
Weighted average shares outstanding:
Basic and diluted	17,336,226	16,151,946

The accompanying notes are an integral part of these financial statements.

Cross Border Resources, Inc.
Statements of Operations

	Nine Months Ended September 30,
	2013	2012
Revenues
Oil and gas sales	$10,224,147	$10,532,615
Other – deferred revenue	—	32,479
Total revenues	10,224,147	10,565,094

Expenses:
Operating costs	1,865,199	1,695,239
Natural gas marketing and transportation expenses	65,890	—
Production taxes	783,141	747,510
Depreciation, depletion, amortization, and Impairment	3,876,954	2,875,612
Impairment of oil & gas properties	—	1,775,796
Loss on sale of oil & gas properties		47,607
Accretion expense	109,684	52,146
General and administrative	847,677	2,733,965
Total expense	7,548,545	9,927,875

Gain from operations	2,675,602	637,219

Other income (expense):
Bond issuance amortization	—	(159,554)
Gain (loss) on derivatives	(327,415)	514,901
Gain on settlement of debt	858,452	—
Interest expense	(488,144)	(404,039)

Miscellaneous other income	—	8,402
Total other income (expense)	42,893	(40,290)

Income before income taxes	2,718,495	596,929

Current tax benefit	(—)	89,973
Deferred tax expense	—	(89,973)
Income tax expense	—	—
Net income	$2,718,495	$596,929

Net income per share:
Basic and diluted	$0.16	$0.04
Weighted average shares outstanding:
Basic and diluted	17,112,700	16,151,946

The accompanying notes are an integral part of these financial statements.

Cross Border Resources, Inc.
Statements of Cash Flows

	Nine Months Ended September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,718,495	$596,929
Adjustments to reconcile net income to cash used by operating activities:
Depreciation, depletion, amortization, and impairment	3,876,954	4,619,650
Gain on Settlement of Creditors Liability	(350,800)	—
Gain on Conversion of Notes	(485,416)	—
Settlement of environmental liability	(13,167)	—
Accretion of asset retirement obligations	109,684	52,146
(Gain) loss on disposition of assets		47,607
Amortization of debt discount and deferred financing costs	(1,130)	218,631
Change in derivative instruments		(406,485)
Changes in operating assets and liabilities:
Accounts receivable	140,051	(1,228,431)
Prepaid expenses and other current assets	369,380	1,333,249
Accounts payable	(781,646)	314,870
Accounts payable – related party	—	370,578
Restricted Cash	(206,087)	—
Accrued expenses	142,738	(532,506)
Derivative asset/liability	383,180	—
Deferred income tax	—	—
Deferred revenue	—	(32,479)
Other current liabilities	—	503,773
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,902,236	5,857,532

CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures - oil and gas properties	(7,954,272)	(10,913,119)
Proceeds from disposal of oil and gas properties	—	2,250,000
Capital expenditures - other assets	—	—
NET CASH USED IN INVESTING ACTIVITIES	(7,954,272)	(8,663,119)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of expenses	—	—
Borrowings on line of credit	12,200,000	7,119,000
Payments on line of credit	(8,750,000)	(750,000)
Repayments of bonds	—	(3,395,000)
Repayments to creditors	(660,911)	(186,761)

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,789,089	2,787,239

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	737,053	(18,348)
Cash and cash equivalents, beginning of period	241,561	472,967
Cash and cash equivalents, end of period	$978,614	$454,619

Supplemental disclosures of cash flow information:
Interest paid	$398,040	$309,631
Income taxes paid	$—	$—

NON-CASH TRANSACTIONS
Oil and natural gas properties included in accounts payable	$0	$132,915
Oil and natural gas properties included in Accrued Expenses	$0	$—
Issuance of common stock to settle liability	$(692,967)	$—
Additions of ARO	$26,740	$—

The accompanying notes are an integral part of these financial statements.

 Cross Border Resources, Inc.
Notes to Financial Statements

1.	Organization

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

At September 30, 2013, the Company had a working capital deficit of $403,614 and outstanding debt (consisting of a line of credit) of $12,200,000. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Financial instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and long-term debt, approximate fair value as of September 30, 2013 and December 31, 2012.

Oil and natural gas properties

The Company follows the successful efforts method of accounting for its oil and natural gas producing activities.  Costs to acquire mineral interests in oil and natural gas properties and to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells are capitalized pending determination of whether the wells have proved reserves. If the Company determines that the wells do not have proved reserves, the costs are charged to expense. There were no exploratory wells capitalized pending determination of whether the wells have proved reserves at December 31, 2012 or September 30, 2013. Geological and geophysical costs, including seismic studies and costs of carrying and retaining unproved properties, are charged to expense as incurred. The Company capitalizes interest on expenditures for significant exploration and development projects that last more than six months while activities are in progress to bring the assets to their intended use. Through September 30, 2013, the Company had capitalized no interest costs because its exploration and development projects generally lasted less than six months. Costs incurred to maintain wells and related equipment are charged to expense as incurred.

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

Accounts receivable—oil and natural gas sales consist of uncollateralized accrued revenues due under normal trade terms, generally requiring payment within 30 to 60 days of production. Accounts receivable—other consist of amounts owed from interest owners of the Company’s operated wells.  No interest is charged on past-due balances. Payments made on all accounts receivable are applied to the earliest unpaid items. The Company reviews accounts receivable periodically and reduces the carrying amount by a valuation allowance that reflects its best estimate of the amount that may not be collectible.  There was no reserve for bad debts as of September 30, 2013 or December 31, 2012.

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

Recently issued accounting pronouncements

In May 2011, the FASB issued an accounting pronouncement related to fair value measurement (FASB ASC Topic 820), which amends current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amendments generally represent clarification of FASB ASC Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted this pronouncement for our fiscal year beginning January 1, 2012 and the adoption of this pronouncement did not have a material effect on our financial statements.

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

4 – Asset retirement obligations

The following is a description of the changes to the Company’s asset retirement obligations for the periods ended September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012

Asset retirement obligations at beginning of year	$3,317,358	$1,186,260
Disposal of assets	—	(88,650)
Settlement of liabilities	(1,284)	(55,915)
Revision of previous estimates	—	1,797,626
Accretion expense	109,684	94,556
Additions	28,024	383,481
Asset retirement obligations at end of period	$3,453,782	$3,317,358
Less: current portion	455,515	452,013
Long-term portion	$2,998,267	$2,865,345

5 – Property and equipment

Oil and natural gas properties

The following table sets forth the capitalized costs under the successful efforts method for oil and natural gas properties:

	September 30,	December 31,
	2013	2012

Oil and natural gas properties	$55,245,214	$48,248,378
Less accumulated depletion and impairment	(19,881,867)	(16,018,892)
Net oil and natural gas properties capitalized costs	$35,363,347	$32,229,486

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

Other property and equipment

The historical cost of other property and equipment, presented on a gross basis with accumulated depreciation is summarized as follows:

	September 30,	December 31,
	2013	2012

Other property and equipment	$130,470	$130,470
Less accumulated depreciation	(91,169)	(77,190)
Net property and equipment	$39,301	$53,280

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

Stock Options

In 2011, the Company issued options to purchase 87,500 shares of its common stock at $4.80 to its directors.  For the year ended December 31, 2012 and the nine months ended September 30, 2013, there was no stock based compensation.

Stock option activity summary is presented in the table below:
Weighted-
average
		Weighted-	Remaining
		average	Contractual
	Number of	Exercise	Term
	Shares	Price	(years)
Outstanding at December 31, 2011	87,500	$4.80	4.08
Granted	—	—	—
Cancelled	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding and exercisable at December 31, 2012	87,500	4.80	3.08
Granted	—	—	—
Cancelled	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding and exercisable at September 30, 2013	87,500	$4.80	3.83

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

         The Company elected to use the “simplified” method to calculate the estimated life of options granted to employees. The use of the “simplified” method has been extended until such time when the Company has sufficient information to make more refined estimates on the estimated life of its options. The expected stock price volatility was calculated by averaging the historical volatility of the Company’s common stock over a term equal to the expected life of the options.

Issuance of Common Shares to Settle Creditors Payable

        As described in Note 9, the Company entered into settlement agreements with two of the creditors payable arising out of the 2002 bankruptcy.  The Company paid the creditors $633,975 in cash and the Company’s largest shareholder, Red Mountain Resources, Inc. (“RMR”), issued approximately 750,000 shares of its common stock to the creditors in settlement of the claims.  In return for RMR issuing its shares to the creditors payable, the Company issued RMR 422,650 shares of its common stock.

Conversion of Notes Payable

         On February 28, 2013, RMR, the holder of the Green Shoe and Little Bay notes, elected to convert the outstanding notes and accrued interest into common shares.  The board of directors of the Company had previously resolved to change the conversion feature from $4.00 per common share to $1.50 per common share.  As a result, the Company issued 611,630 common shares to RMR.

7 – Related party transactions

On April 11, 2012, the Company advanced its then Chief Executive Officer, E. Willard Gray, II, $119,575 related to the change in control provisions in Mr. Gray's employment agreement.  At September 30, 2012, $42,070 remained outstanding (shown as Accounts receivable - related party on the Balance Sheet), which was deducted from the second change of control payment to him from the Company in July 2012.

During the year ended December 31, 2012, RMR incurred approximately $628,274 for general and administrative expenses and operating costs that will be reimbursed by the Company for accounting services and attendance of certain of the Company’s directors and officers at the Company’s annual meeting of stockholders and for costs associated with workovers on three of the Company’s salt water disposal wells, of which $215,495 remained unpaid at December 31, 2012.  The expenditures pertaining to the operating costs were incurred pursuant to a technical services agreement between the Company and RMR.  During the nine months ended September 30, 2013, RMR incurred approximately $1,830,006 of such expenditures (including a $900,000 cash advance), $1,830,006 of which remained unpaid at September 30, 2013.

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

        The debt and associated accrued interest were not repaid at maturity on September 30, 2012.  On October 22, 2012, the Company received notice from the lender’s counsel that it would be considered in default on the note beginning November 1, 2012 if the note and accrued interest were not paid in full.  From November 1, 2012, the note began to accrue interest at the default rate of 18%.  On November 30, 2012, Jackson Street Investors, LLC purchased the note from Green Shoe Investments.  Subsequently, on December 12, 2012, RMR purchased the note from Jackson Street Investors, LLC.  As of December 31, 2012, the note had a principal balance of $367,309 and an accrued interest balance of $62,924.

       On February 28, 2013, the Company’s Board of Directors approved a resolution to modify the terms of the note so that the conversion price was reduced from $4.00 to $1.50 per share.  On February 28, 2013, RMR converted the principal balance of $367,309 and accrued interest balance of $73,611 into 293,947 shares of the Company’s common stock.

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

        The debt and associated accrued interest were not repaid at maturity on September 30, 2012.  On October 22, 2012, the Company received notice from the lender’s counsel that it would be considered in default on the note beginning November 1, 2012 if the note and accrued interest were not paid in full.  From November 1, 2012, the note began to accrue interest at the default rate of 18%.    On November 30, 2012, Jackson Street Investors, LLC purchased the note from Little Bay Consulting, S.A.  Subsequently, on December 12, 2012, RMR purchased the note from Jackson Street Investors, LLC.  As of December 31, 2012, the note had a principal balance of $396,969 and an accrued interest balance of $68,005.

        On February 28, 2013, the Company’s Board of Directors approved a resolution to modify the terms of the note so that the conversion price was reduced from $4.00 to $1.50 per share.  On February 28, 2013, RMR converted the principal balance of $396,969 and accrued interest balance of $79,555 into 317,683 shares of the Company’s common stock.

Operating Line of Credit

As of December 31, 2011, the borrowing base on the Texas Capital Bank (“TCB”) line of credit was $4,500,000.  Effective March 1, 2012, the borrowing base was increased to $9,500,000. The interest rate was calculated at the greater of the adjusted base rate or 4%. The line of credit is collateralized by producing wells and was set to mature on January 14, 2014.  As a result of the sale of certain interests in oil and gas properties, effective August 1, 2012, the borrowing base was reduced by $750,000 and that amount was repaid to TCB out of the sale proceeds.

On February 5, 2013, the Company entered into a Senior First Lien Secured Credit Agreement with RMR, Black Rock Capital, Inc. and RMR Operating, LLC and Independent Bank, as Lender.  RMR owns approximately 81% of the outstanding common stock of Cross Border and Black Rock and RMR Operating are wholly owned subsidiaries of RMR.  On February 5, 2013, the Company drew $8,900,000 on the line of credit and used those funds to pay off the line of credit and associated accrued interest.  On February 29, 2013, the Company drew $2,000,000 and on May 24, 2013, the Company drew a further $1,300,000 on the line of credit and used those funds to pay accounts payable related to the drilling program.  As of September 30, 2013, the Credit Agreement balance was $12,200,000, leaving $7,800,000 available.

The borrowing base under the Credit Facility is determined at the discretion of the Lender based on, among other things, the Lender’s estimated value of the proved reserves attributable to the Borrowers’ oil and natural gas properties that have been mortgaged to the Lender, and is subject to regular redeterminations on September 30 and March 31 of each year, and interim redeterminations described in the Credit Agreement and potentially monthly commitment reductions, in each case which may reduce the amount of the borrowing base. As of September 30, 2013, the borrowing base was $30,000,000 million, leaving $17,800,000 of availability.

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

         On February 28, 2013, the Company entered into settlement agreements with two of the creditors.  Under the agreement, one creditor with a balance of $608,727 as of December 31, 2012 was paid $304,363 in cash and the Company arranged for its largest shareholder, RMR, to issue the creditor 358,075 shares of RMR’s common stock.  The other creditor with a balance of $659,224 as of December 31, 2012 was paid $329,612 and the Company arranged for RMR to issue the creditor 387,779 shares of RMR’s common stock.

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

As of September 30, 2013, the Company had approximately $2,100,000 in environmental liabilities related to its operated Tom Tom Tomahawk field located in Chaves and Roosevelt counties New Mexico.  In February 2013, the Bureau of Land Management (“BLM”) accepted the Company’s remediation plan for the Tom Tom and Tomahawk fields.  The Company is working in conjunction with the BLM to initiate remediation on a site-by-site basis.  This is management’s best estimate of the costs of remediation and restoration with respect to these environmental matters, although the ultimate cost could differ materially.  Inherent uncertainties exist in these estimates due to unknown conditions, changing governmental regulation, and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration.  The Company expects to incur these expenditures over a twenty-four month period beginning in September 2013.

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

At September 30, 2013, the Company had a net derivative liability of $92,392, as compared to a net derivative asset of $290,788 at December 31, 2012.  The change in net derivative asset/liability is recorded as non-cash mark-to-market income or loss.  Mark-to-market losses of $338,114 were recorded in the nine months ended September 30, 2013 as compared to mark-to-market income of $245,722 during the twelve months ended December 31, 2012.  Net realized hedge settlement gain for the nine months ended September 30, 2013 was $10,699 as compared to net realized hedge settlement gain of $317,593 for the twelve months ended December 31, 2012.  The combination of these two components of derivative expense/income is reflected in "Other Income (Expense)" on the Statements of Operations as "Gain (loss) on derivatives."

As of September 30, 2013, the Company had crude oil swaps in place relating to a total of 3,000 Bbls per month, as follows:

				Price	Volumes	Fair Value of Outstanding Derivative Contracts (1) as of
Transaction				Per	Per	September 30,	December
Date	Type (2)	Beginning	Ending	Unit	Month	2013	31, 2012
March 2011	Swap	04/01/2011	02/28/2013	$104.55	1,000	$—	$41,019
November 2011	Swap	12/01/2011	11/30/2014	$93.50	2,000	—	44,942
February 2012	Swap	03/01/2012	02/28/2014	$106.50	1,000	—	204,827
February 2013	Swap	03/01/2013	11/01/2014	$93.50	2,000	(29,486)	—
February 2013	Swap	03/01/2013	02/01/2014	$106.50	1,000	121,878	—
						$92,392	$290,788

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

The following tables summarize the valuation of the Company’s financial assets and liabilities at September 30, 2013 and December 31, 2012:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant or Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at September 30, 2013
Assets:
Commodities derivatives	$—	$3,504	$—		$3,504
Total	$—	$3,504	$—		$3,504
Liabilities
Environmental liability	$—	$—	$(2,086,833)		$(2,086,833)
Asset retirement obligations (non-recurring)	$—	$—	$(3,453,782)		$(3,453,782)
Commodities Derivative	$—	$(95,896)	$—	$	$(95,896)
Total	$—	$(95,896)	$(5,540,615)		$(5,636,511)

	Fair Value Measurements at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant or Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2012
Assets:
Commodities derivatives	$—	$290,788	$—	$290,788
Total	$—	$290,788	$—	$290,788

Liabilities:
Environmental liability	$—	$—	$(2,100,000)	$(2,100,000)
Asset retirement obligations (non-recurring)	—	—	(3,317,358)	(3,317,358)
Total	$—	$—	$(5,417,358)	$(5,417,358)

The following is a summary of changes to fair value measurements using Level 3 inputs during the three months ended September 30, 2013:

Environmental Liability
Balance, December 31, 2012	$2,100,000
Acquisitions	—
Settlement of liabilities	13,167
Revisions of previous estimates	—
Balance, September 30, 2013	$2,086,833

Item 2.                                Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Company

We are an oil and gas exploration and development company.  We currently own over 865,893 gross (approximately 293,843 net) mineral and lease acres in New Mexico.  Approximately 25,000 of these net acres exist within the Permian Basin.  A significant majority of our acreage consists of either owned mineral rights or leases held by production.  The majority of our acreage interests consists of non-operated working interests except for certain core San Andres properties which we operate.

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

On January 28, 2013, Red Mountain Resources, Inc. closed the acquisition of 5,091,210 shares of our common, bringing its total ownership to approximately 78% of the outstanding common stock of the company.  Prior to the acquisition, Red Mountain Resources, Inc. owned 47% of our outstanding common stock.  As of the date of this report, Red Mountain Resources, Inc. owns approximately 83% of our outstanding common stock.  As a result of that transaction, our results are consolidated in Red Mountain Resources, Inc.’s financial statements.

Third Quarter 2013 Operational Update

In the nine months ended 9/30/2013, Cross Border completed 18 gross wells (1.52 net). These included 6 horizontal Bone Spring wells (0.91 net), 3 horizontal Glorieta-Yeso wells (0.17 net), 8 vertical Glorieta-Yeso wells (0.38 net), and 1 vertical Queen-Grayburg-San Andrew well (0.06 net). Also during the period, we received approval to begin remediation work and field redevelopment in the Tom Tom area. The first work was performed in May. At the end of the third quarter, several workovers had been completed, including 2 recompletions that added new zones to production.

Planned Operations

In the remainder of 2013, we plan to spend between $2 and $3 million to drill and complete wells, re-enter and complete wells, or improve infrastructure. Our main area of focus is the Tom Tom area, where work will continue to remediate the field and improve production from existing wells. In the fourth quarter this includes the re-entry of 2 additional wells and improvement to the field infrastructure. In our non-operated prospect areas, we are committed to participating in the drilling of 4 gross (0.52 net), and we expect to receive some additional well proposals before the end of fiscal 2013. We expect to finance these activities with cash flow generated from operations and availability under our line of credit with Independent Bank.

 Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. Our significant accounting policies are described in “Note 3—Summary of Significant Accounting Policies” to our financial statements included in this Annual Report on Form 10-K. We have identified below policies that are of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. These estimates are based on historical experience, information received from third parties, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our financial statements.

Oil and Gas Properties

We follow the successful efforts method of accounting for our oil and natural gas producing activities.  Costs to acquire mineral interests in oil and natural gas properties and to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells are capitalized pending determination of whether the wells have proved reserves. If we determine that the wells do not have proved reserves, the costs are charged to expense. There were no exploratory wells capitalized pending determination of whether the wells have proved reserves at September 30, 2013 or December 31, 2012. Geological and geophysical costs, including seismic studies and costs of carrying and retaining unproved properties, are charged to expense as incurred. We capitalize interest on expenditures for significant exploration and development projects that last more than six months while activities are in progress to bring the assets to their intended use. Through December 31, 2012, we had capitalized no interest costs because our exploration and development projects generally lasted less than six months. Costs incurred to maintain wells and related equipment are charged to expense as incurred.

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

Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

The following table sets forth summary information regarding our oil and natural gas sales, net production sold, average sales prices and production costs and expenses for the three months ended September 30, 2013 and 2012.

	Three Months Ended September 30,
	2013	2012
(dollars in thousands, except per unit prices)
Revenue
Total Sales	$3,430,100	$2,811,224
Salt Water Disposal Sales	16,470	0
Oil and Natural Gas Sales	3,413,145	2,811,224

Net Production sold
Oil (Bbl)	31,329	30,634
Natural gas (Mcf)	85,428	59,342
Total (Boe)	45,567	40,524
Total (Boe/d) (1)	495	440

Average sales prices
Oil ($/Bbl)	$96.05	$82.19
Natural gas ($/Mcf)	3.75	2.88
Total average price ($/Boe)	$74.90	$74.65

Costs and expenses (per Boe)
Operating costs and marketing	$12.05	$10.79
Production taxes	8.53	5.39
Depreciation, depletion, and amortization	23.75	33.06
Accretion of discount on asset retirement obligation	0.83	0.44
General and administrative expense	5.52	12.36

_________________
(1) Boe/d is calculated based on actual calendar days during the period.

Three months Revenues and Sales Volumes

Oil and Natural Gas Sales Volumes.  During the three months ended September 30, 2013, we had total sales volumes of 45,567 Boe, compared to total sales volumes of 40,524 Boe during the three months ended September 30, 2012.  This increase is primarily attributable to the bringing online of new oil and gas wells in 2013, partially offset by natural production declines for existing wells.

Oil and Natural Gas Sales. During the three months ended September 30, 2013, we had oil and natural gas sales of $3.4 million, as compared to $2.8 million during the three months ended September 30, 2012.  This increase is primarily attributable to the bringing online of new oil and gas wells in 2013, partially offset by natural production declines for existing wells.

Costs and Expenses

Operating Costs.  During the quarter ended September 30, 2013, we incurred operating costs of $0.5 million, as compared to $0.7 million during the quarter ended September 30, 2012.

Production Taxes.  Production taxes were $0.4 million for the quarter ended September 30, 2013, as compared to $0.2 million for the quarter ended September 30, 2012.

Depreciation, Depletion, Amortization and Impairment.  For the quarter ended September 30, 2013, depreciation, depletion, amortization, and impairment was $1.1 million, as compared to $1.3 million for the quarter ended September 30, 2012.

General and Administrative Expense.  General and administrative expense was $0.3 million for the quarter ended September 30, 2012, as compared to $.5 million for the quarter ended September 30, 2012.  The decrease was a result of personnel costs, change of control expenses, and professional fees being lower in the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

Other Expense / Income.   Other expense was $0.5 million for the quarter ended September 30, 2013, as compared to income of $0.6 million for the quarter ended September 30, 2012.  The decrease in income is due to non-cash losses on derivatives contracts.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

The following table sets forth summary information regarding our oil and natural gas sales, net production sold, average sales prices and production costs and expenses for the nine months ended September 30, 2013 and 2012.

	Nine Months Ended September 30,
	2013	2012
(dollars in thousands, except per unit prices)
Revenue
Total Sales	$10,224,147	$10,532,615
Salt Water Disposal Sales	158,288	0
Oil and Natural Gas Sales	10,065,859	10,532,615

Net Production sold
Oil (Bbl)	94,957	105,155
Natural gas (Mcf)	231,420	172,833
Total (Boe)	133,527	133,961
Total (Boe/d) (1)	489	491

Average sales prices
Oil ($/Bbl)	$92.27	$89.88
Natural gas ($/Mcf)	4.96	4.47
Total average price ($/Boe)	$75.32	$80.07

Costs and expenses (per Boe)
Operating costs	$13.97	$10.28
Production taxes	5.87	5.58
Depreciation, depletion, and amortization	29.03	21.47
Accretion of discount on asset retirement obligation	0.82	0.39
General and administrative expense	6.35	20.41

_______________
(1) Boe/d is calculated based on actual calendar days during the period.

Nine months Revenues and Sales Volumes

Oil and Natural Gas Sales Volumes.  During the nine months ended September 30, 2013, we had total sales volumes of 133,527 Boe, compared to total sales volumes of 133,961 Boe during the nine months ended September 30, 2012.

Oil and Natural Gas Sales. During the nine months ended September 30, 2013, we had oil and natural gas sales of $10.1 million, as compared to $10.5 million during the nine months ended September 30, 2012.

Costs and Expenses

Operating Costs.  During the nine months ended September 30, 2013, we incurred operating costs of $1.9 million, as compared to $1.7 million during the nine months ended September 30, 2012.

Production Taxes.  Production taxes were $0.8 million for the nine months ended September 30, 2013, as compared to $0.7 million for the nine months ended September 30, 2012, which is attributable to higher production in the nine months ended September 30, 2013.

Depreciation, Depletion, Amortization and Impairment.  For the nine months ended September 30, 2013, depreciation, depletion, amortization, and impairment was $3.9 million, as compared to $2.8 million for the nine months ended September 30, 2012.

General and Administrative Expense.  General and administrative expense was $0.8 million for the nine months ended September 30, 2013, as compared to $2.7 million for the nine months ended September 30, 2012.  The decrease was a result of personnel costs, change of control expenses, and professional fees being lower in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.

Other Expense / Income.   Other income was $0.04 million for the nine months ended September 30, 2013, as compared to expense of $0.04 million for the six months ended September 30, 2012.

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

Capital Expenditures

Most of our capital expenditures are for the exploration, development, and production of oil and natural gas reserves. For the nine months ended September 30, 2013, we had capital expenditures of approximately $6.9 million for the development of oil and natural gas properties. We anticipate capital expenditures of between $2 million and $3 million for the remainder of 2013. See “Planned Operations” for more information about our planned capital expenditures.

Liquidity

At September 30 2013, we had approximately $978,000 in cash and cash equivalents and $12.2 million outstanding under our line of credit with Independent Bank.  At September 30, 2013, we had a working capital deficit of $403,614 compared to a working capital deficit of $3.3 million at December 31, 2012.

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

The borrowing base under the Credit Facility is determined at the discretion of the Lender based on, among other things, the Lender’s estimated value of the proved reserves attributable to the Borrowers’ oil and natural gas properties that have been mortgaged to the Lender, and is subject to regular redeterminations on September 30 and March 31 of each year, and interim redeterminations described in the Credit Agreement and potentially monthly commitment reductions, in each case which may reduce the amount of the borrowing base. As of September 30, 2013, the borrowing base was $30,000,000 million, leaving $17,800,000 of availability.

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

Cash Flows

Net cash provided by operating activities was $5.9 million for the nine months ended September 30, 2013, compared to net cash provided by operating activities of $5.9 million for the nine months ended September 30, 2012.  The increase in net cash provided by operating activities was primarily due to a $2.8 million profit and $4.7 million of non-cash depreciation, depletion, amortization and impairment, offset by ($0.8 million) of accounts receivable.

Net cash used in investing activities decreased to $8.0 million for the nine months ended September 30, 2013 from $8.7 million for the nine months ended September 30, 2012.

During the nine months ended September 30, 2013, net cash provided by financing activities was $2.8 million, as compared to $2.8 million during the nine months ended September 30, 2012.  Net cash provided by financing activities during the nine months ended September 30, 2013 was primarily comprised of $12.2 million drawn under our Independent Bank line of credit, offset by repayments of our Texas Capital Bank line of credit of $8.75 million, and cash repayments to creditors of $0.7 million.

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

On February 28, 2013, the Company’s Board of Directors approved a resolution to modify the terms of the note so that the conversion price was reduced from $4.00 to $1.50 per share.  On February 28, 2013, Red Mountain Resources, Inc. converted the principal balance of $367,309 and accrued interest balance of $73,611 into 293,947 shares of the Company’s common stock.  Accordingly, at September 30, 2013, the balance of the note was zero.

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

Beginning March 31, 2011 (the effective date of the Promissory Note), the amounts owed under the Promissory Note began to accrue interest at a rate of 9.99%, and the Promissory Note provided that no payments of principal or interest were due until the maturity date of September 30, 2012.  The Company is obligated to pay all accrued interest and make a principal payment equal to one-third of the principal owed upon the closing of an equity offering resulting in a specified amount of net proceeds to the Company.  In addition, Little Bay was granted the right to convert the principal and interest owed into shares of common stock of the Company at a conversion price of $4.00 per share. The principal balance of the note as of September 30, 2012 was $396,969.

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

On February 28, 2013, the Company’s Board of Directors approved a resolution to modify the terms of the note so that the conversion price was reduced from $4.00 to $1.50 per share.  On February 28, 2013, Red Mountain Resources, Inc. converted the principal balance of $396,969 and accrued interest balance of $79,555 into 317,683 shares of the Company’s common stock.  Accordingly, at September 30, 2013, the balance of the note was zero.

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

On February 5, 2013, the Company entered into a Senior First Lien Secured Credit Agreement with Red Mountain Resources, Inc., Black Rock Capital, Inc. and RMR Operating, LLC and Independent Bank, as Lender.  Red Mountain owns approximately 85% of the outstanding common stock of Cross Border and Black Rock and RMR Operating are wholly owned subsidiaries of Red Mountain.  On February 5, 2013, the Company drew $8,900,000 on the line of credit and used a portion of that draw to fully pay down the TCB line of credit.  On February 28, 2013, the Company drew $2,000,000 and on May 24, 2013, the Company drew a further $1,300,000 on the line of credit and used those funds to pay outstanding accounts payable related to our drilling program.  As of September 30, 2013, the Credit Agreement balance was $12,200,000, leaving $7,8000,000 available.

Off-Balance Sheet Arrangements

As of September 30, 2013, we did not have any off-balance sheet arrangements as defined by Regulation S-K.

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

Forward-looking statements are only predictions and are not guarantees of performance. These statements generally relate to our plans, objectives and expectations for future operations and are based on management’s current beliefs and assumptions, which in turn are based on its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate under the circumstances. Although we believe that the plans, objectives and expectations reflected in or suggested by the forward-looking statements are reasonable, there can be no assurance that actual results will not differ materially from those expressed or implied in such forward-looking statements. Forward-looking statements also involve risks and uncertainties. Many of these risks and uncertainties are beyond our ability to control or predict and could cause results to differ materially from the results discussed in such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following:

·	our ability to raise additional capital to fund future capital expenditures;

·	our ability to generate sufficient cash flow from operations, borrowings or other sources to enable us to fully develop and produce our oil and natural gas properties;

·	declines or volatility in the prices we receive for our oil and natural gas;

·	general economic conditions, whether internationally, nationally or in the regional and local market areas in which we do business;

·	risks associated with drilling, including completion risks, cost overruns and the drilling of non-economic wells or dry holes;

·	uncertainties associated with estimates of proved oil and natural gas reserves;

·	the presence or recoverability of estimated oil and natural gas reserves and the actual future production rates and associated costs;

·	risks and liabilities associated with acquired companies and properties;

·	risks related to integration of acquired companies and properties;

·	potential defects in title to our properties;

·	cost and availability of drilling rigs, equipment, supplies, personnel and oilfield services;

·	geological concentration of our reserves;

·	environmental or other governmental regulations, including legislation of hydraulic fracture stimulation;

·	our ability to secure firm transportation for oil and natural gas we produce and to sell the oil and natural gas at market prices;

·	exploration and development risks;

·	management’s ability to execute our plans to meet our goals;

·	our ability to retain key members of our management team;

·	weather conditions;

·	actions or inactions of third-party operators of our properties;

·	costs and liabilities associated with environmental, health and safety laws;

·	our ability to find and retain highly skilled personnel;

·	operating hazards attendant to the oil and natural gas business;

·	competition in the oil and natural gas industry; and

·	the other factors discussed under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Item 3.                  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

On February 5, 2013, we entered into the Credit Facility, which exposes us to interest rate risk associated with interest rate fluctuations on outstanding borrowings. At September 30, 2013, we had $12.2 million in outstanding borrowings under the Credit Facility. We incur interest on borrowings under the Credit Facility at a rate per annum equal to the greater of (x) the U.S. prime rate as published in The Wall Street Journal’s “Money Rates” table in effect from time to time and (y) 4.0% (4.0 % at September 30, 2013). A hypothetical 10% change in the interest rates we pay on our borrowings under the Credit Facility as of September 30, 2013 would result in an increase or decrease in our interest costs of approximately $49,000 per year.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013.  Based on that evaluation, and as a result of the material weaknesses described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 26, 2013

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