Form 10-Q/A
period 2013-06-30
CROSS BORDER RESOURCES, INC.
filed 2013-12-09
CIK 1373485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

(210) 226-6700
(Issuer’s Telephone Number, Including Area Code)

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

As of November 30, 2013, 17,336,226 shares of common stock were issued and outstanding.

Explanatory Note

The purpose of this amendment on Form 10-Q/A to Cross Border Resources, Inc.’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2013, filed with the Securities and Exchange Commission on August 19, 2013 (“Form 10-Q”), is to correct certain errors contained in the unaudited financial statements contained therein.

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in Form 10-Q.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

 PART I. FINANCIAL INFORMATION

Item 1.                                Fnancial Statements

Cross Border Resources, Inc.
Balance Sheets

	June 30,	December 31,
	2013	2012

ASSETS

Current Assets
Cash and Cash Equivalents	$72,809	$241,561
Accounts Receivable – Oil and Natural Gas Sales	4,041,776	3,194,725
Prepaid Expenses & Other Current Assets	345,436	465,223
Derivative Asset - Current Portion	109,042	235,825
Current Tax Asset	19,600	21,737
Total Current Assets	4,588,663	4,159,071

Oil and Gas Properties	54,125,148	48,248,378
Less: Accumulated Depletion, Amortization, and Impairment	(18,804,212)	(16,018,892)
Net Oil and Gas Properties	35,320,936	32,229,486

Other Assets
Other Property and Equipment, net of Accumulated Depreciation of $86,509 and $77,190 in 2013 and 2012, respectively	43,960	53,280
Deferred financing costs, net of accumulated amortization of $3,700 and $113,581 in 2013 and 2012, respectively	23,925	101,045
Derivative Asset, net of Current Portion	46,702	54,963
Other Assets	54,324	54,324
Total Other Assets	168,911	263,612

TOTAL ASSETS	$40,078,510	$36,652,169

The accompanying notes are an integral part of these financial statements.

	June 30,	December 31,
	2013	2012

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable - Trade	$3,491,850	$4,226,547
Accounts Payable – Related Party	409,391	215,495
Interest Payable	—	130,929
Accrued Expenses & Other Payables	20,510	61,065
Notes Payable - Current	—	764,278
Creditors Payable - Current Portion	—	758,167
Environmental Liability – Current Portion	1,420,354	860,000
Asset Retirement Obligation – Current Portion	542,493	452,013
Deferred Tax Liability	19,600	21,737
Total Current Liabilities	5,904,198	7,490,231

Non-Current Liabilities
Asset Retirement Obligations	2,856,603	2,865,345
Environmental Liability, Net of Current Portion	667,804	1,240,000
Line of Credit	12,200,000	8,750,000

Creditors Payable, Net of Current Portion	—	594,616
Total Non-Current Liabilities	15,724,407	13,449,961
Total Liabilities	21,628,605	20,940,192

Commitments & Contingencies (Note 10)

Stockholders’ Equity
Common Stock ($0.001 par value; 99,000,000 shares authorized and 17,336,226 issued and outstanding as of June 30, 2013 and 16,301,946 as of December 31, 2012)	17,336	16,302
Additional Paid in Capital	33,462,473	32,770,540
Accumulated Deficit	(15,029,904)	(17,074,865)
Total Stockholders’ Equity	18,449,905	15,711,977

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,078,510	$36,652,169

The accompanying notes are an integral part of these financial statements.

 Cross Border Resources, Inc.
Statements of Operations

	Three Months Ended June 30,
	2013	2012
Revenues
Oil and gas sales	$3,461,249	$4,147,645
Other – deferred revenue	—	—
Total revenues	3,461,249	4,147,645

Expenses:
Operating costs	891,666	243,847
Natural gas marketing and transportation expenses	42,572	—
Production taxes	254,241	368,587
Depreciation, depletion, amortization, and Impairment	1,679,138	991,938
Impairment of oil & gas properties	—	1,775,796
Accretion expense	36,723	29,353
General and administrative	263,407	1,561,920
Total expense	3,167,747	4,971,441

Gain (loss) from operations	293,502	(823,796)

Other income (expense):
Gain on derivatives	107,635	1,435,824

Interest expense	(160,853)	(137,169)
Miscellaneous other income	(—)	393
Total other income (expense)	(53,218)	1,299,048

Income before income taxes	240,284	475,252

Current tax benefit	(—)	61,932
Deferred tax expense	—	(61,932)
Net income	$240,284	$475,252

Net income per share:
Basic	$0.01	$0.03
Fully diluted	$0.01	$0.03
Weighted average shares outstanding:
Basic	16,821,943	16,151,946
Fully diluted	16,821,943	16,151,946

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

Income taxes

The Company is subject to U.S. federal income taxes along with state income taxes in New Mexico. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the Company’s Statements of Operations. The Company accrues interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense.

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

4 – Asset retirement obligations

The following is a description of the changes to the Company’s asset retirement obligations for the periods ended June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012

Asset retirement obligations at beginning of year	$3,317,358	$1,186,260
Disposal of assets	—	(88,650)
Settlement of liabilities	—	(55,915)
Revision of previous estimates	—	1,797,626
Accretion expense	71,702	94,556
Additions	10,036	383,481
Asset retirement obligations at end of period	$3,399,096	$3,317,358
Less: current portion	542,493	452,013
Long-term portion	$2,856,603	$2,865,345

5 – Property and equipment

Oil and natural gas properties

The following table sets forth the capitalized costs under the successful efforts method for oil and natural gas properties:

	June 30,	December 31,
	2013	2012

Oil and natural gas properties	$54,125,148	$48,248,378
Less accumulated depletion and impairment	(18,804,212)	(16,018,892)
Net oil and natural gas properties capitalized costs	$35,320,936	$32,229,486

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

At June 30, 2013, the Company had a net derivative asset of $155,744, as compared to a net derivative asset of $290,788 at December 31, 2012.  The change in net derivative asset/liability is recorded as non-cash mark-to-market income or loss.  Mark-to-market losses of $89,978 were recorded in the six months ended June 30, 2013 as compared to mark-to-market income of $941,045 during the six months ended June 30, 2012.  Net realized hedge settlement gain for the six months ended June 30, 2013 was $67,421 as compared to net realized hedge settlement gain of $20,866 for the six months ended June 30, 2012..  The combination of these two components of derivative expense/income is reflected in "Other Income (Expense)" on the Statements of Operations as "Gain (loss) on derivatives."

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

Dated: December 4, 2013

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