Form 10-K
period 2013-12-31
CROSS BORDER RESOURCES, INC.
filed 2014-04-15
CIK 1373485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 28, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock (based on a reported closing market price of $0.35 per share on the OTCBB) held by non-affiliates of the registrant was approximately $1.1 million. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of April 14, 2014, there were 17,336,226 shares of common stock, $.001 par value per share, outstanding.

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

Planned Operations

We plan to spend between $6 million and $8 million during fiscal 2014 to drill and complete wells, re-enter and complete wells, or improve infrastructure. Our main area of focus is the Tom Tom/Tomahawk Prospect, where we will continue work on the field alongside the execution of our remediation plan. For fiscal 2013, this included the re-entry of 11 gross wells (8.2 net), drilling of 3 gross wells (2.6 net), and the improvement of field infrastructure. We will also spend capital in several non-operated prospect areas. Currently, we are committed to participating in the drilling of 4 gross wells (0.5 net) in fiscal 2014.

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

Employees

As of December 31, 2013, we had no employees. We engage the services of our Interim President and our Chief Accounting Officer on a consulting or contract basis. We engage additional part-time consultants on an as-needed basis. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages.

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

The protection of groundwater quality is important to us. Our policy and practice is to ensure our service providers follow all applicable guidelines and regulations in the areas where we have hydraulic fracturing operations. In addition, we send at least one of our own engineers or an experienced consultant to the well site to personally supervise each hydraulic fracture treatment.

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

We were notified by the Bureau of Land Management (“BLM”) that environmental deficiencies existed on our Tom Tom Tomahawk field in Chaves and Roosevelt counties in New Mexico. We have submitted a plan to remediate such activities to the BLM and the plan was accepted. Before work can commence, we have to perform certain procedures such as sampling the soil. For the year ending December 31, 2012, we recorded a non-cash charge of $2,100,000 which was management’s best estimate of the costs to remediate the environmental deficiencies. This estimate could materially differ from actual expenditures. We cannot assure you that the passage of more stringent laws and regulations in the future will not have a further negative impact on our business, financial condition or results of operations.

The following is a summary of the more significant existing environmental, health and safety laws and regulations to which our business is subject and for which compliance may have a material adverse impact on our capital expenditures, financial condition or results of operations.

Comprehensive Environmental Response, Compensation and Liability Act

Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “Superfund” law, and comparable state statutes impose joint and several liability for costs of investigation and remediation and for natural resource damages without regard to fault or legality of the original conduct, on certain classes of persons with respect to the release into the environment of substances designated under CERCLA as hazardous substances. These classes of persons, or so–called potentially responsible parties (“PRPs”) include the current and past owners or operators of a site where the release occurred and anyone who transported or disposed or arranged for the transport or disposal of a hazardous substance found at the site. CERCLA also authorizes the Environmental Protection Agency (the “EPA”) and, in some instances, third parties to take actions in response to threats to public health or the environment and to seek to recover from the PRPs the costs of such action. Many states have adopted comparable or more stringent state statutes.

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

Endangered Species Act

TheEndangered Species Act, as amended (the “ESA”), and analogous state statutes restrict activities that may affect endangered and threatened species or their habitats. While some of our facilities may be located in areas that are designated as habitat for endangered or threatened species, we believe that we are in substantial compliance with the ESA. However, the designation of previously unidentified endangered or threatened species could cause us to incur additional costs or become subject to operating restrictions or bans in the affected areas.

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

We plan to spend between $6 million and $8 million during fiscal 2014 to drill and complete wells, re-enter and complete wells, or improve infrastructure. Our main area of focus is the Tom Tom/Tomahawk Prospect, where we will continue work on the field alongside the execution of our remediation plan. For fiscal 2013, this included the re-entry of 11 gross wells (8.2 net), drilling of 3 gross wells (2.6 net), and the improvement of field infrastructure. We will also spend capital in several non-operated prospect areas. Currently, we are committed to participating in the drilling of 4 gross wells (0.5 net) in fiscal 2014. We expect to finance these activities with cashflow generated from operations and availability under our line of credit with Independent Bank.

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

Our future financial condition and results of operations will depend on the success of our acquisition, exploitation, development and production activities. Our oil and natural gas exploration and production activities are subject to numerous risks beyond our control, including the risk that drilling will not result in commercially productive oil or natural gas reservoirs. Our decisions to acquire, explore, develop or otherwise exploit drilling locations or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. In addition, our cost of drilling, completing and operating wells is often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. Further, many factors may curtail, delay or cancel our scheduled drilling projects, including the following:

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
23

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

Approximately 43% of our total estimated proved reserves as of December 31, 2013 were classified as proved undeveloped and may not be ultimately developed or produced.

As of December 31, 2013, approximately 43% of our total estimated proved reserves were undeveloped. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. The future drilling of proved undeveloped reserves is highly dependent upon our ability to fund our capital expenditures, which we estimate will be approximately $6.0 million to $8.0 million for 2014. We cannot be sure that these estimated costs are accurate, and we may be unable to obtain sufficient capital. Further, our drilling efforts may be delayed or unsuccessful, and actual reserves may prove to be less than current reserve estimates, which could have a material adverse effect on our financial condition, future cash flows and results of operations.

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

President Obama’s proposed Fiscal Year 2015 Budget includes proposed legislation that would, if enacted into law, make significant changes to United States tax laws, including the elimination or postponement of certain key United States federal income tax incentives currently available to oil and natural gas exploration and production companies. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of the current deduction for intangible drilling and development costs, (iii) the elimination of the deduction for certain domestic production activities and (iv) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could become effective. The passage of any legislation as a result of these proposals or any other similar changes in United States federal income tax laws could eliminate certain tax deductions that are currently available with respect to oil and natural gas exploration and development.

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

In addition, a number of federal agencies are analyzing, or have been requested to review, a variety of environmental issues associated with hydraulic fracturing. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices, and a committee of the United States House of Representatives has conducted an investigation of hydraulic fracturing practices. The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with final results expected to be available by 2014. Moreover, the EPA announced on October 20, 2011 that it is also launching a study regarding wastewater resulting from hydraulic fracturing activities and currently plans to propose standards by 2014 that such wastewater must meet before being transported to a treatment plant. On August 16, 2012, the EPA published final rules under the CAA that, among other things, imposed NSPS standards for completions of hydraulically fractured natural gas wells, requiring the use of reduced emission completion techniques.

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

Additionally, we were by the BLM that environmental deficiencies existed on our Tom Tom Tomahawk field in Chaves and Roosevelt counties in New Mexico.  We submitted a plan to remediate such activities to the BLM and the plan was accepted. For the year ended December 31, 2012, we recorded a non-cash charge of $2,100,000 which was management’s best estimate of the costs to remediate the environmental deficiencies. If this occurs on any of our other properties, it could have a material adverse effect on our financial condition and results of operations.

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

We have identified material weaknesses in our internal control over financial reporting as of December 31, 2013 relating primarily to the fact that we have a limited number of internal and external staff and therefore are not able to implement proper segregation of duties and review procedures. Failure to have effective internal controls could lead to a misstatement of our financial statements. If, as a result of deficiencies in our internal controls, we cannot provide reliable financial statements, our business decision process may be adversely affected, our business and operating results could be harmed, investors could lose confidence in our reported financial information, the price of our common shares could decrease and our ability to obtain additional financing, or additional financing on favorable terms, could be adversely affected. In addition, failure to maintain effective internal control over financial reporting could result in investigations or sanctions by regulatory authorities.

We intend to take further action to remediate the material weaknesses and improve the effectiveness of our internal control over financial reporting. However, we can give no assurances that the measures we may take will remediate the material weaknesses identified or that any additional material weaknesses will not arise in the future due to our failure to implement and maintain adequate internal control over financial reporting. In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or ensure the fair presentation of our financial statements included in our periodic reports filed with the SEC.

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

Our shares are subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the “penny stock” rule, which set forth certain requirements for transactions in penny stocks. The SEC generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the SEC; authorized for quotation on the NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant’s net tangible assets; or exempted from the definition by the SEC. Since our shares are deemed to be “penny stock”, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors.

FINRA Sales Practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our producing oil and natural gas properties are located in the Permian Basin of Southeastern New Mexico, in Chaves, Eddy, Lea, and Roosevelt counties. We also have significant undeveloped acreage in Chaves, De Baca, Eddy, Grant, Hidalgo, Lea, Sierra, Socorro, and Roosevelt counties.

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

Summary of Oil and Natural Gas Reserves

Proved Reserves

The following table sets forth our estimated net proved reserves as of December 31, 2013.

		Reserves
Estimated Proved Reserves Data: (1)	Oil / Condensate (MBbls)	Natural Gas (MMcf)	Natural Gas Liquids (MBbls)	Total (MBoe)
Proved developed reserves	804	1,853	60	1,173
Proved undeveloped reserves	726	920	0	879
Total proved reserves	1,530	2,773	60	2,052

(1)	Prices used are based on the 12-month unweighted arithmetic average of the first-day-of-the-month price for each month in the period January 2013 through December 2013. For oil volumes, the average NYMEX posted price of $96.78 per Bbl is adjusted for quality, transportation fees and a regional price differential. For natural gas volumes, the average Henry Hub spot price of $3.67 per Mmbtu is adjusted for energy content, transportation fees and a regional price differential. The adjusted volume-weighted average product prices over the life of the properties are $89.63 per barrel of oil, $28.66 per barrel of NGL, and $5.30 per Mcf of gas.

The following table sets forth our estimated PV-10 and standardized measure of discounted net cash flows as of December 31, 2013.

(in thousands)	As of December 31, 2013
PV-10 (1)	$48,997
Standardized measure	$36,281

(1)	PV-10 is a non-GAAP financial measure as defined by the SEC. The closest GAAP measure to PV-10 is the standardized measure of discounted net cash flows. The standardized measure differs from PV-10 because standardized measure includes the effect of future income taxes. We believe that the presentation of PV-10 is relevant and useful to our investors as supplemental disclosure to the standardized measure, or after-tax amount, because it presents the discounted future net cash flows attributable to our proved reserves before taking into account future corporate income taxes and our current tax structure. The following table provides a reconciliation of our PV-10 to our standardized measure:[1]

(in thousands)
PV-10	$48,997
Future income taxes	(20,243)
Discount of future income taxes at 10% per annum	7,527
Standardized measure	$36,281

Estimates of proved developed and undeveloped reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes and other factors. See “—Qualifications of Technical Persons and Internal Controls Over Reserves Estimation Process.”

At December 31, 2013, our estimated proved reserves were 2,052 MBoe, an increase of 32.1% compared to 1,554MBoe at December 31, 2012. During fiscal 2013, we added estimated proved reserves of 507 MBoe through field extensions. Revisions to previous estimates increased increased reserves by 162 MBoe. These increases in reserves were offset by production of 170 MBoe. The revisions to previous estimates were primarily due to the revised production curves as a result of additional production history and detailed analysis and updated development plans at Tom Tom.

Proved Undeveloped Reserves

Our proved undeveloped reserves at December 31, 2013 were 879MBoe, consisting of 726MBbl of oil, 0MBbl of NGLs, and 929MMcf of natural gas.  During 2013, we converted 135 MBoe of proved undeveloped reserves to proved developed producing reserves, primarily due to the completion of development wells in the Lusk and Turkey Track prospects in the 2nd Bone Springs formation.  As of December 31, 2013, estimated future development costs relating to the development of our proved undeveloped reserves was $17.4 million. All of our currently identified proved undeveloped reserves are scheduled to be drilled by December 31, 2016.

Qualifications of Technical Persons and Internal Controls Over Reserves Estimation Process

Our reserve reports were prepared by Cawley, Gillespie & Associates, Inc. (“CG&A”), independent petroleum engineers. CG&A estimated 100% of our proved reserves in accordance with petroleum engineering and evaluation principles set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserve Information promulgated by the Society of Petroleum Engineers (“SPE Standards”) and definitions and guidelines established by the SEC.

The technical persons responsible for preparing the reserves estimates presented herein meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the SPE Standards.

The principal person at CG&A who prepared the reserve report is Mr. Zane Meekins. Mr. Meekins has been a practicing consulting petroleum engineer at CG&A since 1989. Mr. Meekins is a Registered Professional Engineer in the State of Texas (License No. 71055) and has over 23 years of practical experience in petroleum engineering, with over 20 years of experience in the estimation and evaluation of reserves. He graduated from Texas A&M University in 1987 with a Bachelor of Science degree in Petroleum Engineering. Mr. Meekins meets or exceeds the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the SPE Standards. He is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserve definitions and guidelines.

As indicated elsewhere in this report, we have no full-time employees and instead rely on the availability of internal staff of Red Mountain, the majority holder of our common stock, to assist us in working with our independent petroleum engineers to ensure the integrity, accuracy and timeliness of data furnished to them in their reserves estimation process. Our technical team consults regularly with representatives of CG&A.  We review with them our properties and discuss methods and assumptions used in their preparation of our year-end reserves estimates. While we have no formal committee specifically designated to review reserves reporting and the reserves estimation process, a copy of the reserve report is reviewed with representatives of CG&A and our internal technical staff before we disseminate any of the information. Additionally, our senior management reviews and approves the CG&A reserve report and any internally estimated significant changes to our proved reserves on an annual basis.

Estimates of oil and natural gas reserves are projections based on a process involving an independent third party engineering firm’s collection of all required geologic, geophysical, engineering and economic data, and such firm’s complete external preparation of all required estimates and are forward-looking in nature. These reports rely upon various assumptions, including assumptions required by the SEC, such as constant oil and natural gas prices, operating expenses and future capital costs. The process also requires assumptions relating to availability of funds and timing of capital expenditures for development of our proved undeveloped reserves. These reports should not be construed as the current market value of our reserves. The process of estimating oil and natural gas reserves is also dependent on geological, engineering and economic data for each reservoir. Because of the uncertainties inherent in the interpretation of this data, we cannot be certain that the reserves will ultimately be realized. Our actual results could differ materially. See “Note 13—Supplemental Information Relating to Oil and Natural Gas Producing Activities (Unaudited)” to our audited consolidated financial statements for additional information regarding our oil and natural gas reserves.

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

Summary of Oil and Natural Gas Properties and Projects

Production, Price and Cost History

The following table presents net production sold, average sales prices and production costs and expenses for the years ended December 31, 2013 and 2012.

	Year ended December 31,
	2013	2012

Revenue
Oil and natural gas sales	$13,125,960	$14,781,497

Net production sold
Oil (Bbl)	122,666	149,600
Natural gas (Mcf)	282,864	285,885
Natural gas liquids(Bbl)	9,223	12,287
Total (Boe)	179,033	209,535

Average sales prices
Oil ($/Bbl)	$93.17	$87.95
Natural gas ($/Mcf	4.56	4.47
Natural gas liquids ($/Bbl	28.11	28.13
Total average price ($/Boe)	$73.32	$70.54

Costs and expenses (per Boe)
Production taxes	$6.96	$5.59
Lease operating expenses	12.85	10.89
Natural gas transportation and marketing expenses	0.44	0.69
Environmental cleanup	—	10.02
Impairment	—	12.57
Depreciation, depletion, and amortization	27.60	27.07
Accretion of discount on asset retirement obligation	0.83	0.45
General and administrative expense	6.02	13.61

Developed and Undeveloped Acreage

The following table presents our total gross and net developed and undeveloped acreage as of December 31, 2013:

Developed Acres		Undeveloped Acres
Gross (1)	Net (2)	Gross (1)	Net (2)

9,277	3,834	856,616	290,009

(1)	“Gross” means the total number of acres in which we have a working interest.
(2)	“Net” means the sum of the fractional working interests that we own in gross acres.

Our developed leasehold acreage is held by production, which means that these leases are active as long as we produce oil or natural gas from the acreage or comply with certain lease terms. Upon ceasing production, these leases will expire. Additionally, we have significant undeveloped acreage which consists of mineral rights and, accordingly, does not expire.

Productive Wells

The following table presents the total gross and net productive wells by oil or natural gas completion as of December 31, 2013.  We own royalty interests in 16 gross wells (average of 0.43%), which have been excluded from these well counts:

Oil Wells		Natural Gas Wells
Gross(1)	Net(2)	Gross(1)	Net(2)
142	53.6	40	4.4

(1)	“Gross” means the total number of wells in which we have a working interest.
(2)	“Net” means the sum of the fractional working interests that we own in gross wells.

Drilling Activity

The following table summarizes the number of net productive and dry development wells and net productive and dry exploratory wells we drilled during the periods indicated and refers to the number of wells completed during the period, regardless of when drilling was initiated. At December 31, 2013, we had no wells being drilled or awaiting completion.

	Development Wells		Exploratory Wells
Year Ended December 31,	Productive	Dry	Productive	Dry
2013	1.88	—	—	—
2012	1.91	—	0.13	—
2011	0.36	—	1.17	—

Item 3.	Legal Proceedings

The information under the heading “ Litigation” contained in Note 9, “Commitments and contingencies,” of our Financial Statements included in Part II, Item 8 of this Form 10-K is incorporated herein by reference.

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

	High	Low
Fiscal Year 2013:
Fourth Quarter	$0.60	$0.27
Third Quarter	$0.69	$0.30
Second Quarter	$0.67	$0.35
First Quarter	$0.90	$0.63
Fiscal Year 2012:
Fourth Quarter	$1.25	$0.86
Third Quarter	$1.62	$1.10
Second Quarter	$1.99	$1.50
First Quarter	$2.70	$1.55

Holders

As of March 1, 2014, there were approximately 40 holdersof our common stock, including nominee holders such as bank and brokerage firms who hold shares for beneficial owners.

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

Sales of Unregistered Securities

We have not made any sales of unregistered securities during the year ended December 31, 2013 that was not disclosed previously in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

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

Significant Fiscal 2013 Operations

During 2013, development of our acreage was focused on prospective Bone Spring acreage located in the heart of the play. We currently own varying, non-operated working interests in both Eddy and Lea Counties, New Mexico, along with our working interest partners that include Cimarex, Apache, Oxy Permian, and Mewbourne, all having significant footprints within this play, and are adding to those footprints through lease and corporate acquisitions. We completed 6 gross (0.9 net) horizontal 2nd Bone Spring wells in 2013.

Besides those properties, most of our development was targeting the Glorieta-Yeso reservoirs on the NW Shelf of New Mexico. In total we completed 4 horizontal wells (0.2 net) and 11 vertical wells (0.7 net) in these reservoirs, along with working interest partners Concho, Lime Rock, and Oxy USA. We also completed 1 vertical well (0.1 net) in the Queen-Grayburg-San Andres.

In addition to this development, in 2013, we began work in the Tom Tom/Tomahawk area, where we operate with working interest ranging from 37% to 100%. Several workovers have been performed in the field, and a detailed geologic study was performed and used to update plans for further development in 2014.

Average production in 2013 was 490 Boepd, down from 574 Boepd in 2012. The decrease was due to the slower pace of development on non-operated properties in 2013, which resulted in few high impact wells to offset the natural decline in production.

Planned Operations

We plan to spend between $6 million and $8 million during fiscal 2014 to drill and complete wells, re-enter and complete wells, or improve infrastructure. Our main area of focus is the Tom Tom/Tomahawk Prospect. For fiscal 2013, this included the re-entry of 11 gross wells (8.2 net), drilling of 3 gross wells (2.6 net), and the improvement of field infrastructure. We will also spend capital in several non-operated prospect areas. Currently, we are committed to participating in the drilling of 14 gross wells (0.5 net) in fiscal 2014.

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

Oil and Gas Properties

We follow the successful efforts method of accounting for our oil and natural gas producing activities. Costs to acquire mineral interests in oil and natural gas properties and to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells are capitalized pending determination of whether the wells have proved reserves. If we determine that the wells do not have proved reserves, the costs are charged to expense. There were no exploratory wells capitalized pending determination of whether the wells have proved reserves at December 31, 2013 or 2012. Geological and geophysical costs, including seismic studies and costs of carrying and retaining unproved properties, are charged to expense as incurred. We capitalize interest on expenditures for significant exploration and development projects that last more than six months while activities are in progress to bring the assets to their intended use. Through December 31, 2013, we had capitalized no interest costs because our exploration and development projects generally lasted less than six months. Costs incurred to maintain wells and related equipment are charged to expense as incurred.

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

It is common for operators of oil and natural gas properties to request that joint interest owners pay for large expenditures, typically for drilling new wells, in advanceof the work commencing. This right to call for cash advances is typically found in the operating agreement that joint interest owners in a property adopt. We record these advance payments in prepaid and other current assets in its property account and release this account when the actual expenditure is later billed to it by the operator.

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

Additionally, during the fourth quarter of 2012, management conducted an impairment evaluation of its proved and unproved oil and natural gas properties.  As a result of the evaluation, management recorded a non cash impairment charge of approximately $857,945, primarily related to a decline in the value of proved reserves. There were no impairment charges in the year ended December 31, 2013.

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

In December 2011, the Financial Accounting Standards Board (“FASB”) issued new standards that require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The new standards are effective for annual periods beginning on or after January 1, 2013. We adopted this pronouncement for our fiscal year beginning January 1, 2013 and the adoption of this pronouncement did not have a material effect on our financial statements.

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

The following table presents net production sold, average sales prices and production costs and expenses for the years ended December 31, 2013 and 2012.

	Year ended December 31,
	2013	2012
Revenue
Oil and natural gas sales	$13,125,960	$14,781,497

Net production sold
Oil (Bbl)	122,666	149,600
Natural gas (Mcf)	282,864	285,885
Natural gas liquids(Bbl)	9,223	12,287
Total (Boe)	179,033	209,535

Average sales prices
Oil ($/Bbl)	$93.17	$87.95
Natural gas ($/Mcf	4.56	4.47
Natural gas liquids ($/Bbl	28.11	28.13
Total average price ($/Boe)	$73.32	$70.54

Costs and expenses (per Boe)
Production taxes	$6.96	$5.59
Lease operating expenses	12.85	10.89
Natural gas transportation and marketing expenses	0.44	0.69
Environmental cleanup	0.00	10.02
Impairment	0.00	12.57
Depreciation, depletion, and amortization	27.60	27.07
Accretion of discount on asset retirement obligation	0.83	0.45
General and administrative expense	6.02	13.61

(1) Boe/d is calculated based on actual calendar days during the period.

Revenues and Production

Oil and Natural Gas Production.During the year ended December 31, 2013, we had total production sold of 179,033Boe, compared to total production sold of 209,535Boe during the year ended December 31, 2012. The decrease in total production sold was attributable to the natural declines in existing wells. For the year ended December 31, 2013, 68.5% of our production soldwas oil, 26.3% was natural gas, and 5.2% was natural gas liquids, compared to 71.4% oil, 22.7% was natural gas, and 5.9% was natural gas liquidsfor the year ended December 31, 2012.

Oil and Natural Gas Sales.During the year ended December 31, 2013, we had oil and natural gas sales of $13.1 million, as compared to $14.8 million during the year ended December 31, 2012. The decrease in oil and natural gas sales was primarily attributable to the natural declines in existing wells.

Costs and Expenses

Operating Costs. During the year ended December 31, 2013, we incurred operating costs of $2.3 million, as compared to $2.3 million during the year ended December 31, 2012.

Environmental Cleanup. For the year ended December 31, 2012 we incurred a $2.1 million non-cash charge related to required environmental remediation activities on our Tom Tom / Tomahawk field. There were no such charges in the year ended December 31, 2013.

Impairment. For the year ended December 31, 2012, impairment expense was $2.6 million. There were no impairment charges for the year ended December 31, 2013.

Production Taxes. Production taxes were $1.2 million for the year ended December 31, 2013, as compared to $1.2 million for the year ended December 31, 2012.

Depreciation, Depletion, and Amortization. For the year ended December 31, 2013, depreciation, depletion, and amortization expense was $4.9 million, as compared to $5.7 million for the year ended December 31, 2012. The decrease in depreciation, depletion, and amortization was primarily attributable to lower sales production and a lower rate of depletion in 2013 due to overall higher reserve volumes.

General and Administrative Expense. General and administrative expense was $1 million for the year ended December 31, 2013 as compared to $2.9 million for the year ended December 31, 2012. This reduction is primarily attributable to a decrease in personnel related expenditures of $0.3 million and a decrease in professional fees of $0.4 million. Further, for the period ended December 31, 2012, we incurred approximately $0.9 million in change in control costs while no such expenditures were incurred during the period ended December 31, 2013.

Other Expense.Other expense was $0.1 million for the year ended December 31, 2013 as compared to $0.2 milion for the year ended December 31, 2012. The decrease in other expenses is attributable to an increase in loss on derivatives contracts of approximately $0.9 million offset by a $0.9 million gain on settlement of debt, and an increase in interest expense of approximately $0.1 million.

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

Capital Expenditures

Most of our capital expenditures are for the exploration, development, and production of oil and natural gas reserves. For 2013, we had capital expenditures of approximately $9.2 million for the development of oil and natural gas properties. We anticipate capital expenditures of between $6.0 million and $8.0 million for 2014. See “—Planned Operations” for more information about our planned capital expenditures.

Liquidity

At December 31, 2013, we had $0.7 million in cash and cash equivalents and $12.2 million outstanding under our credit facility with Independent Bank. At December 31, 2013, we had $15.2 million of availability under the credit facility. At December 31, 2013, we had a working capital deficit of $0.4 million as compared to a working capital deficit of $3.3 million December 31, 2012.

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

In February 2013, we settled our creditors liability for $633,975 in cash and by arranging for our largest shareholder, Red Mountain Resources, Inc., to issue the creditors an aggregate of 745,854 shares of its common stock. Further, the holder of the subordinated unsecured debt elected to convert the entire principal and accrued interest balance of the notes into 611,630 shares of our common stock.

Cash Flows

Net cash provided by operating activities was $6.9 million for the year ended December 31, 2013, compared to net cash provided by operating activities of $7.0 million for the year ended December 31, 2012.

Net cash used in investing activities decreased to $9.3 million for the year ended December 31, 2013 from $10.0 million for the year ended December 31, 2012 due to a decrease in capital expenditures for the continued development of our oil and natural gas properties of approximately $3.0 million, offset by the receipt of approximately $2.3 million as proceeds from the sale of some of our oil and natural gas properties which were sold effective August 1, 2012.

During the year ended December 31, 2013, net cash provided by financing activities was $2.8 million, as compared to $2.8 million during the year ended December 31, 2012. Net cash provided by financing activities during the year ended December 31, 2012 was primarily comprised of $12.2 million drawn under our credit facility, offset by repayments of our line of credit of $8.75 million, and repayments to creditors of $0.7 million.

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

Line of Credit – Texas Capital Bank

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

As of December 31, 2013 and December 31, 2012, the outstanding balance on the TCB line of credit was $0 and $8,750,000, respectively.

Credit Facility

On February 5, 2013, the Company entered into the Credit Agreement with Red Mountain Resources, Inc., Black Rock Capital, Inc. and RMR Operating, LLC (the Company, Red Mountain Resources, Inc., Black Rock Capital, Inc. and RMR Operating, LLC, jointly and severally, the “Borrowers”) and Independent Bank, as Lender. The Credit Agreement provides for an up to $100.0 million revolving credit facility (as amended, the “Credit Facility”) with an initial commitment of $20.0 million and a maturity date of February 5, 2016.  The borrowing base under the Credit Facility is determined at the discretion of the Lender based on, among other things, the Lender’s estimated value of the proved reserves attributable to the Borrowers’ oil and natural gas properties that have been mortgaged to the Lender, and is subject to regular redeterminations on September 30 and March 31 of each year, and interim redeterminations described in the Credit Agreement and potentially monthly commitment reductions, in each case which may reduce the amount of the borrowing base. Effective September 12, 2013, the borrowing base was increased to $30.0 million from $20.0 million. As of December 31, 2013, the borrowing base and commitment were $30.0 million. As of December 31, 2013, the Company had $12.2 million outstanding under the Credit Facility and had availability of $12.6 million.

On, January 21, 2014, March 13, 2014, and March 20, 2014 the Red Mountain Resources, Inc., a co-borrower under the Credit Facility, withdrew $5.0 million, $1.0 million, and $3.0 million, respectively, under the Credit Facility with Independent Bank. As of April 14, 2014, the Company had availability of $6.2 million under the Credit Facility.

Amounts outstanding under the Credit Facility bear interest at a rate per annum equal to the greater of (x) the U.S. prime rate as published in The Wall Street Journal’s “Money Rates” table in effect from time to time and (y) 4.0%. Interest is payable monthly in arrears on the last day of each calendar month. As of December 31, 2013, the interest rate was 4%. Borrowings under the Credit Facility are secured by first priority liens on substantially all the property of each of the Borrowers and are unconditionally guaranteed by Doral West Corp. and Pure Energy Operating, Inc., each a subsidiary of Cross Border.

The Credit Agreement also contains financial covenants, measured as of the last day of each fiscal quarter of the Company. As of December 31, 2013, the Company was in compliance with these covenants.

Pursuant to the Credit Agreement, at least one of the Borrowers is required to have acceptable hedge agreements in place at all times effectively hedging at least 50% of the oil volumes of the Borrowers. Pursuant to the terms of the Credit Agreement, the Company has hedge agreements with BP Energy hedging a portion of the future oil production of the Borrowers.

Contractual Obligations

The following table presents a summary of our contractual obligations at December 31, 2013:

	Payments Due By Period
(in thousands)	Less than one year	One to three years	Three to five years	More than five years	Total
Line of credit	$—	$12,200,000	$—	$—	$12,200,000
Environmental cleanup	1,400,000	687,973	—	—	2,087,973
Asset retirement obligations	561,708	1,476,304	191,197	1,285,689	3,514,898
Total	$1,961,708	$14,364,277	$191,197	$1,285,689	$17,802,871

Off-Balance Sheet Arrangements

As of December 31, 2013, we did not have any off-balance sheet arrangements as defined by Regulation S-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2012 and, based on that evaluation, and as a result of the material weaknesses described below, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Our management, under the supervision and with the participation of our principal executive officer and principal financial and accounting officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control — Integrated Framework created by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that our internal control over financial reporting was not effective as of December 31, 2013 because of the identification of the material weaknesses identified below.

A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis. During the course of our assessment, management identified the following material weaknesses:

•	lack of accounting expertise to appropriately apply GAAP for complex or non-recurring transactions; and

•	lack of sufficient accounting personnel to properly design and implement internal control over financial reporting.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Alan W. Barksdale	37	Chairman of the Board of Directors
Earl M. Sebring	64	Interim President
Kenneth S. Lamb	38	Chief Accounting Officer, Secretary, and Treasurer
Richard F. LaRoche Jr.	59	Director
Paul N. Vassilakos	36	Director
John W. Hawkins	62	Director

Alan W. Barksdale has been Chairman of the Board of Directors since May 2012. Mr. Barksdale has been the Chief Executive Officer and Chairman of the Board of Directors of Red Mountain Resources, Inc. since June 2011, its President since July 2012, and served as its Interim Acting Chief Financial Officer from June 2011 to August 2011. Mr. Barksdale has also been the owner and president of StoneStreet and president and manager of StoneStreet Group, advisory and management services and merchant banking firms, since 2008. Mr. Barksdale has also been the president of AWB Enterprises, Inc., a holding company, since November 2011. From January 2004 to April 2010, Mr. Barksdale served as a director in the Capital Markets Group of Crews & Associates, an investment banking firm. From August 2003 to October 2003, Mr. Barksdale served as an investment banker at Stephens Inc., an investment banking firm. From 2002 to 2003, Mr. Barksdale was an investment banker at Crews & Associates. Mr. Barksdale’s experience in operating, managing, financing and investing in more than 100 wells in Louisiana, New Mexico and Texas, combined with his over ten years of capital markets experience and contacts and relationships, provides our Board of Directors with invaluable management and operational direction.

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

Earl M. Sebringhas been our Interim President since June 2012. Mr. Sebring is an exploration geologist with 35 years of experience. Since August 2000, Mr. Sebring has been the owner and President of Sebring Exploration Texas, Inc., an independent exploration company. In 1982, Mr. Sebring became an exploration geologist for Wagner and Brown, eventually becoming Exploration Manager. As Exploration Manager, Mr. Sebring was responsible for handling all foreign and domestic exploration and production efforts. This included directing exploration efforts, staffing those efforts as required, and securing outside industry funding. Mr. Sebring began his career at City Service Oil Company in 1976 where his responsibilities included ascertaining petroleum commercial prospectivity in frontier basins around the world through the use of core, log, geochemical, and out crop data. Mr. Sebring has been involved in drilling, managing, consulting or investing in locations such as the Permian Basin, Gulf Coast, Oklahoma, Southern France, Southern United Kingdom, Argentina, Columbia, Kodiak Shelf of Alaska, Philippines, Southern Australia, Louisiana, New Mexico, Oklahoma and Athabasca Tar Sands. Mr. Sebring graduated from the University of Texas in 1976, where he received a Bachelor's Degree in Geology.

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

Richard F. LaRoche Jrwas appointed as a director of the Company effective January 3, 2011, upon closing of the Pure Merger. Mr. LaRoche served 27 years with National HealthCare Corporation (“NHC”) as Secretary and General Counsel and 14 years as Senior Vice President, retiring from these positions in May 2002. He has served as a Board member of NHC since 2002. Mr. LaRoche serves as a director of Lodge Manufacturing Company (privately held). He also served on the boards of National Health Investors, Inc. from 1991 through 2008, National Health Realty, Inc. from 1998 through 2007 and Trinsic, Inc. from 2004 through 2006. Mr. LaRoche continues to serve on NHC’s Board of Directors and on that Board’s Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee.

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

Paul N. Vassilakos has been a director since May 2012. From November 2011 through February 2012, Mr. Vassilakos served as Chief Executive Officer, Chief Financial Officer and director of Soton Holdings Group, Inc., a publicly held company now known as Rio Bravo Oil, Inc. Since November 2013, Mr. Vassilakos has been the Chief Executive Officer of Cullen Agricultural Holding Corp. (“CAH”) and served as its assistant treasurer from October 2009 to November 2013. CAH is a development stage company which was formed in connection with the business combination between Triplecrown Acquisition Corp. and Cullen Agricultural Technologies, Inc. in October 2009. In July 2007, Mr. Vassilakos founded Petrina Advisors, Inc., a privately held advisory firm providing investment banking services, and has served as its president since its formation. Mr. Vassilakos also founded and, since December 2006, serves as the vice president of Petrina Properties Ltd., a privately held real estate holding company. From February 2002 through June 2007, Mr. Vassilakos served as vice president of Elmsford Furniture Corp., a privately held furniture retailer in the New York area. Mr. Vassilakos brings extensive public company and capital markets experience, as well as his professional contacts and experience, to our Board of Directors.

John W. Hawkinswas appointed as a director of the Company effective January 3, 2011, effective upon closing of the Pure Merger. Mr. Hawkins has over 30 years experience in management and accounting for NYSE listed companies. He previously served as interim CFO of Pure L.P. and Aztec Energy Partners. In 2002, he retired as VP-Treasurer of Dillard Department Stores after 28 years of service. As VP-Treasurer of Dillard’s, he managed the treasury department, assisted with the annual audits, managed payroll department, tax department, accounts payable department, worker’s compensation and general liability department, and the employee benefits department. He was one of the 401(k) and pension plan administrators. He was heavily involved in the acquisition of 16 companies totaling approximately $2.5 billion in revenue. Mr. Hawkins received a BBA with a major in accounting from Midwestern University. Mr. Hawkins qualifies as an audit committee financial expert. In addition, his experience with publicly traded companies and his historical knowledge of the Pure operations and assets prior to the Pure merger were significant factors that led to his election to the Board. Mr. Hawkins has served on the board of directors of the Self Insurance Institute of America, Ronald McDonald House of Little Rock, Texas,Self Insured Association, and as chairman of the advisory board of Certergy Inc.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act (“Section 16(a)”) requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the SEC. Based solely on our review of Forms 3, 4 and 5 furnished to us as required under the rules of the Exchange Act, we have no knowledge of any failure to report on a timely basis any transaction required to be disclosed under Section 16(a).

Item 11.	Executive Compensation

The following table sets forth information concerning compensation of our Named Executive Officers for the years ended December 31, 2012 and 2013. The Named Executive Officers are: our Interim President and our Chief Accounting Officer, Secretary, and Treasurer.

Summary Compensation Table

Name and Principal Position	Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Earl M. Sebring	December 31, 2013	200,000	—	—	—	200,000
Interim President	December 31, 2012	125,000	—	—	—	125,000

Kenneth S. Lamb (1)	December 31, 2013	—	—	—	20,000	20,000
Chief Accounting Officer, Secretary, and Treasurer	December 31, 2012	—	—	—	57,695	57,695

(1)	Mr. Lamb is an employee of Red Mountain Resources, the Company’s largest shareholder, and receives no direct remuneration from the Company. The Company reimburses Red Mountain Resources for a portion of Mr. Lamb’s salary, upon request. In 2013, the Company reimbursed $20,000 while in 2012 the Company reimbursed $57,695 to Red Mountain Resources. Such amounts are reported as all other compensation in the table above.

Employment Agreements

Nature of Services Provided by Earl Sebring and Kenneth Lamb

Neither Mr. Sebring nor Mr. Lamb are employees of the Company. Their services as officers of the Company can be terminated at any time by the Board of Directors. The Company pays Mr. Sebring $16,667 per month for his services as Interim President. The Company reimburses Red Mountain Resources, Inc. (the Company’s largest shareholder) for Mr. Lamb’s services as Chief Accounting Officer, Secretary, and Treasurer, upon request from Red Mountain Resources. Mr. Lamb is an employee of Red Mountain Resources, Inc., and serves as Red Mountain Resources, Inc.’s Controller.

Indemnification Agreements

The Company has indemnificatieon agreements with each of its directors and officers. These agreements, among other things, require the Company to indemnify each director and officer to the fullest extent permitted by applicable law, against any and all expenses of a proceeding, in the event that such person was, is or becomes a party to or witness or other participant in such proceeding by reason of such person’s service as a member of the Company’s board of directors or as an officer.

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

Director Compensation Table

The table below reflects compensation paid to non-employee directors for the year endedDecember 31, 2013.

Name	Fees Earned or Paid in Cash ($)
Alan W. Barksdale	10,500
Paul N. Vassilakos	10,500
John W. Hawkins	12,000
Richard F. LaRoche Jr	11,500
Randell K. Ford	10,500

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

The following table sets forth information regarding the beneficial ownership of our common stock as of April 15, 2014 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (ii) each of our Named Executive Officers and directors and (iii) all of our executive officers and directors as a group.

Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership (2)		Percentage of Outstanding Common Stock (2)
Alan W. Barksdale	—		—
Richard F. LaRoche, Jr.	838,331	(3)	4.8%
John W. Hawkins	—		— *
Paul N. Vassilakos	—		—
Earl M. Sebring	—		—
Kenneth S. Lamb	—		—
All executive officers and directors as a group (6 persons)	848,331		4.8%

Red Mountain Resources, Inc. and Subsidiaries	16,830,598	(4)	84.8%

2515 McKinney Ave, Suite 900
Dallas, TX 75201

*	Less than one percent.

(1)	Unless noted otherwise, the address for the above individuals is 2515 McKinney Ave., Suite 900, Dallas, Texas 75201. Unless noted otherwise, each of the above persons has sole voting and investment power with respect to all shares of common stock beneficially owned by them.

(2)	Based on 17,336,226 shares of common stock issued and outstanding on December 31, 2013.
(3)

Mr. LaRoche is deemed the beneficial owner of 838,331 Shares, or 4.8% of the Issuer’s outstanding common stock, which ownership includes: (i) 94,984 Shares held by LaRoche Family, L.P., of which Mr. LaRoche is a general partner; (ii) 485,013 Shares held by LaRoche Enterprises, L.P., of which Mr. LaRoche is a general partner; (iii) 100,000 Shares held by Bushy Forest L.P.; of which Mr. LaRoche is a general partner; (iv) warrants to purchase 133,334 Shares held by LaRoche Enterprises, L.P, of which Mr. LaRoche is general partner; and (v) stock options to purchase 25,000 Shares held by Mr. LaRoche. As general partner of LaRoche Family, L.P., LaRoche Enterprises, L.P. and Bushy Forest, L.P., Mr. LaRoche has sole power to vote and to dispose of the Shares; accordingly, he is deemed to have beneficial ownership over such shares. However, Mr. LaRoche disclaims beneficial ownership of Shares held by the limited partnerships except to the extent of his pecuniary interest therein.

(4)	Based on Amendment No. 14 to Schedule 13D filed on May 6, 2013, each of Red Mountain Resources, Inc. and Alan Barksdale is deemed to be the beneficial owner of 16,830,598 shares of the Issuer’s Common Stock, or approximately 84.8% of the Issuer’s outstanding Common Stock. This represents 14,327,767 shares of Common Stock held by Red MountainResolurces, Inc. This also includes: (i) warrants to purchase 366,667 shares of Common Stock held by Red Mountain Resources, Inc. and (ii) warrants to purchase 2,136,164 shares of Common Stock of the Issuer held by Black Rock Capital, Inc., all of which are immediately exercisable. Barksdale is the Chief Executive Officer of Red Mountain Resources, Inc. and an officer of Black Rock Capital, Inc. As such, Alan Barksdale has the authority to vote the shares of Common Stock on behalf of Red Mountain Resources, Inc. and Black Rock Capital, Inc.Black Rock Capital, Inc. is deemed to be the beneficial owner of 2,136,164 shares of the Issuer’s Common Stock, or approximately 11.0% of the Issuer’s outstanding Common Stock. This represents immediately exercisable warrants to purchase 2,136,134 shares of Common Stock held by Black Rock Capital, Inc.

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

Certain Relationships and Related Transactions

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

Independence of Directors

The standards relied upon the Board in determining whether a director is “independent” are those set forth in the rules of the NYSE MKT LLC (formerly, NYSE Amex). The NYSE MKT LLC generally defines “independent directors” as a person other than an executive officer or employee of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Consistent with these standards, our Board of Directors has affirmatively determined that Messrs. Hawkins,LaRoche, and Vassilakos are our independent directors.

Item 14.	Principal Accountant Fees And Services

Aggregate fees for professional services provided to us by Darilek, Butler & Associates, PLLC, our principal accountant for the years endedDecember 31, 2013and 2012 were as follows:

	Year endedDecember 31,
	2013	2012
Audit Fees(a)	$205,100	$103,100
Audit-Related Fees(b)	84,000	8,475
Tax Fees(c)	—	11,487
All Other Fees	—	—
Total	$289,100	$123,062

(a)	Audit services billed consisted of the audits of our annual financial statementsand reviews of our quarterly condensed financial statements.

(b)	Audit-related fees includes professional services in connection with procedures related to various other audit and special reports.

(c)	Tax fees include tax compliance and tax planning.

Audit Committee Approval

The Company’s board of directors has adopted a procedure for pre-approval of all fees charged by its independent registered public accounting firm. Under the procedure, the audit committee of the Company’s board of directors approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the audit committee. The audit, audit-related fees and tax fees paid to Darilek Butler & Associates, PLLC with respect to 2013 and 2012 were pre-approved by the audit committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1.	Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2013 and 2012
Statements of Operations for the Years Ended December 31, 2013 and 2012
Statements of Stockholders’ Equity for the Years Ended December 31, 2013 and 2012
Statements of Cash Flows for the Years Ended December 31, 2013 and 2012
Notes to Financial Statements

2.	Exhibits required to be filed by Item 601 of Regulation S-K

The exhibits required to be filed by this Item 15 are set forth in the Exhibit Index accompanying this report.

DARILEKBUTLER
CERTIFIED PUBLIC ACCOUNTANTS

ROBERT F. DARILEK, C.P.A.
STEVEN H. BUTLER, C.P.A.

2702 N. Loop 1604 East, Ste. 202
San Antonio, Texas 78232
Phone (210) 979-0055
Fax (210) 979-0058

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Cross Border Resources, Inc.

We have audited the accompanying balance sheets of Cross Border Resources, Inc. (The Company) as of December 31, 2013 and 2012 and the related statements of operations, stockholders' equity, and cash flows for the years then ended. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the then ended in conformity with accounting principles generally accepted in the United States of America.

Darilek Butler

DARILEK BUTLER & ASSOCIATES, PLLC
San Antonio, Texas
April 15, 2014

A Limited Liability Company • Members AICPA PCPS and TSCPA

Cross Border Resources, Inc.

Balance Sheets

	December 31,	December 31,
	2013	2012

ASSETS

Current Assets
Cash and Cash Equivalents	$726,239	$241,561
Accounts Receivable – Oil and Natural Gas Sales	2,086,239	3,194,725
Accounts Receivable – Related Party	24,630	—
Prepaid Expenses & Other Current Assets	87,443	465,223
Derivative Asset - Current Portion	—	235,825
Current Tax Asset	19,600	21,737
Total Current Assets	2,944,151	4,159,071

Oil and Gas Properties	56,561,040	48,248,378
Less: Accumulated Depletion, Amortization, and Impairment	(20,941,867)	(16,018,892)
Net Oil and Gas Properties	35,619,173	32,229,486

Other Assets
Other Property and Equipment, net of Accumulated Depreciation of $95,828 and $77,190 in 2013 and 2012, respectively	34,641	53,280
Restricted Cash	206,087	—
Deferred financing costs, net of accumulated amortization of $19,242 and $113,581 in 2013 and 2012, respectively	91,242	101,045
Derivative Asset, net of Current Portion	—	54,963
Other Assets	54,324	54,324
Total Other Assets	386,294	263,612

TOTAL ASSETS	$38,949,618	$36,652,169

The accompanying notes are an integral part of these financial statements.

	December 31,	December 31,
	2013	2012

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable - Trade	$1,268,257	$4,226,547
Accounts Payable – Related Party	—	215,495
Interest Payable	—	130,929
Accrued Expenses & Other Payables	63,101	61,065
Notes Payable Related Party - Current	—	764,278
Creditors Payable - Current Portion	—	758,167
Derivative Liability	38,109	—
Environmental Liability – Current Portion	1,400,000	860,000
Asset Retirement Obligation – Current Portion	562,000	452,013
Deferred Tax Liability	19,600	21,737
Total Current Liabilities	3,351,067	7,490,231

Non-Current Liabilities
Asset Retirement Obligations	2,952,898	2,865,345
Deferred Income Tax Liability	—	—
Environmental Liability, Net of Current Portion	687,973	1,240,000
Line of Credit	12,200,000	8,750,000
Creditors Payable, Net of Current Portion	—	594,616
Total Non-Current Liabilities	15,840,871	13,449,961
Total Liabilities	19,191,938	20,940,192

Commitments & Contingencies (Note 9)

Stockholders’ Equity
Common Stock ($0.001 par value; 99,000,000 shares authorized and 17,336,226 issued and outstanding as of December 31, 2013 and 16,301,946 as of December 31, 2012)	17,336	16,302
Additional Paid in Capital	33,462,473	32,770,540
Accumulated Deficit	(13,722,129)	(17,074,865)
Total Stockholders’ Equity	19,757,680	15,711,977

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,949,618	$36,652,169

The accompanying notes are an integral part of these financial statements.

 Cross Border Resources, Inc.

Statements of Operations

	Twelve Months Ended December 31,
	2013	2012
Revenues
Oil and gas sales	$13,125,960	$14,781,497

Expenses:
Operating costs	2,300,899	2,281,443
Environmental cleanup	—	2,100,000
Natural gas marketing and transportation expenses	78,211	143,672
Production taxes	1,246,153	1,171,474
Depreciation and depletion	4,941,614	5,671,202
Impairment of oil & gas properties	—	2,633,742
Loss on sale of oil and gas properties	—	—
Accretion expense	148,364	94,556
General and administrative	1,007,065	2,851,003
Total expense	9,722,306	16,947,092

Gain (loss) from operations	3,403,654	(2,165,595)

Other income (expense):
Gain (loss) on derivatives	(269,769)	575,086
Gain on settlement of debt	858,429	—
Bond issuance amortization	—	(218,631)
Interest expense	(639,578)	(547,066)
Miscellaneous other income (expense)	—	(3,089)
Total other income (expense)	(50,918)	(193,700)

Income (loss) before income taxes	3,352,736	(2,359,295)

Current tax benefit	(—)	(—)
Deferred tax expense	—	—
Income tax expense	—	(—)
Net income (loss)	$3,352,736	$(2,359,295)

Net income (loss) per share:
Basic	$0.20	$(0.15)
Diluted	$0.16	$(0.15)
Weighted average shares outstanding:
Basic	17,169,041	16,173,316
Diluted	20,856,541	16,173,316

The accompanying notes are an integral part of these financial statements.

Cross Border Resources, Inc.

Statements of Cash Flows

	Twelve Months Ended December 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,352,736	$(2,359,295)
Adjustments to reconcile net income (loss) to cash used by operating activities:
Depreciation, depletion, and impairment	4,941,614	8,304,944
Gain on Settlement of Creditors Liability	(350,800)	—
Gain on Conversion of Notes	(485,416)	—
Settlement of environmental liability	(12,027)	—
Accretion of asset retirement obligations	148,364	94,556
(Gain) loss on disposition of assets		—
Amortization of and deferred financing costs	9,803	218,631
Change in derivative instruments	328,897	(375,782)
Changes in operating assets and liabilities:
Accounts receivable	1,083,856	(2,010,181)
Prepaid expenses and other current assets	375,666	1,343,721
Accounts payable	(2,245,392)	112,713
Accounts payable – related party	—	—
Restricted Cash	(206,087)	—
Accrued expenses	7,527	(413,746)
Derivative asset/liability	—	—
Deferred income tax	—	—
Environmental liability	—	2,100,000
Deferred revenue	—	(32,479)
Interest payable	—	18,270
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	6,948,741	7,001,352

CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures - oil and gas properties	(9,253,152)	(12,233,698)
Proceeds from disposal of oil and gas properties	—	2,250,000
Capital expenditures - other assets	—	—
NET CASH USED IN INVESTING ACTIVITIES	(9,253,152)	(9,983,698)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of expenses	—	—
Borrowings on line of credit	12,200,000	7,119,000
Payments on line of credit	(8,750,000)	(750,000)
Deferred financing costs	—	(36,299)
Repayments of bonds	—	(3,395,000)
Repayments to creditors	(660,911)	(186,761)

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,789,089	2,750,940

NET DECREASE IN CASH AND CASH EQUIVALENTS	484,678	(231,406)
Cash and cash equivalents, beginning of period	241,561	472,967
Cash and cash equivalents, end of period	$726,239	$241,561

Supplemental disclosures of cash flow information:
Interest paid	$518,756	$269,501
Income taxes paid	$—	$—
Issuance of common stock to settle liabilities	$(692,967)	$—
Additions of ARO	$51,290	$383,481

The accompanying notes are an integral part of these financial statements.

Cross Border Resources, Inc.

Statements of Equity

For the years ended December 31, 2013 and 2012

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at December 31, 2011	16,151,946	16,152	32,617,690	$(14,715,570)	$17,918,272
Issuance of shares to settle change of control liability with former CEO	150,000	150	152,850	—	153,000
Net loss attributable to shareholders	—	—	—	(2,359,295)	(2,359,295)
Balance at December 31, 2012	16,301,946	16,302	32,770,540	(17,074,865)	15,711,977
Issuance of shares to Red Mountain Resources, Inc. upon conversion of unsecured liabilities	611,630	612	409,180	—	409,792
Issuance of shares to settle creditors payable claims	422,650	422	282,753	—	283,176
Net income attributable to shareholders	—	—	—	3,352,736	3,352,736
Balance at December 31, 2013	17,336,226	17,336	33,462,473	(13,722,129)	19,757,681
F-5

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

2.   Summary of Significant Accounting Policies

Reclassification

Certain amounts have been reclassified to conform to the current period presentation. The amounts reclassified did not have an effect on the Company’s results of operations or stockholders’ equity.

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

Concentrations of Credit Risk

All of our receivables are due from crude oil and natural gas purchasers. The Company sold approximately 78% of our crude oil and natural gas production to 5 customers during the year ended December 31, 2013. The Company believes that there are potential alternative purchasers and that it may be necessary to establish relationships with new purchasers. However, there can be no assurance that the Company can establish such relationships and that those relationships will result in an increased number of purchasers. Although the Company is exposed to credit risk, the Company believes that all of its purchasers are credit worthy. The Company had no bad debt for the years ended December 31, 2013 and 2012.

Financial instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and long-term debt, approximate fair value as of December 31, 2013 and December 31, 2012.

Oil and natural gas properties

The Company follows the successful efforts method of accounting for its oil and natural gas producing activities.  Costs to acquire mineral interests in oil and natural gas properties and to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells are capitalized pending determination of whether the wells have proved reserves. If the Company determines that the wells do not have proved reserves, the costs are charged to expense. There were no exploratory wells capitalized pending determination of whether the wells have proved reserves at December 31, 2012 or December 31, 2013. Geological and geophysical costs, including seismic studies and costs of carrying and retaining unproved properties, are charged to expense as incurred. The Company capitalizes interest on expenditures for significant exploration and development projects that last more than six months while activities are in progress to bring the assets to their intended use. Through December 31, 2013, the Company had capitalized no interest costs because its exploration and development projects generally lasted less than six months. Costs incurred to maintain wells and related equipment are charged to expense as incurred.

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

Accounts receivable—oil and natural gas sales consist of uncollateralized accrued revenues due under normal trade terms, generally requiring payment within 30 to 60 days of production. Accounts receivable—other consist of amounts owed from interest owners of the Company’s operated wells.  No interest is charged on past-due balances. Payments made on all accounts receivable are applied to the earliest unpaid items. The Company reviews accounts receivable periodically and reduces the carrying amount by a valuation allowance that reflects its best estimate of the amount that may not be collectible.  There was no reserve for bad debts as of December 31, 2013 or December 31, 2012.

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

3 – Asset retirement obligations

The following is a description of the changes to the Company’s asset retirement obligations for the periods ended December 31, 2013 and December 31, 2012:

	December 31,	December 31,
	2013	2012

Asset retirement obligations at beginning of year	$3,317,358	$1,186,260
Disposal of assets	—	(88,650)
Settlement of liabilities	(1,284)	(55,915)
Revision of previous estimates	—	1,797,626
Accretion expense	148,364	94,556
Additions	51,290	383,481
Asset retirement obligations at end of period	$3,515,728	$3,317,358
Less: current portion	562,000	452,013
Long-term portion	$2,952,898	$2,865,345

4 – Property and equipment

Oil and natural gas properties

The following table sets forth the capitalized costs under the successful efforts method for oil and natural gas properties:

	December 31,	December 31,
	2013	2012

Oil and natural gas properties	$56,561,040	$48,248,378
Less accumulated depletion and impairment	(20,941,867)	(16,018,892)
Net oil and natural gas properties capitalized costs	$35,619,173	$32,229,486

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

Other property and equipment

The historical cost of other property and equipment, presented on a gross basis with accumulated depreciation is summarized as follows:

	December 31,	December 31,
	2013	2012

Other property and equipment	$130,470	$130,470
Less accumulated depreciation	(95,828)	(77,190)
Net property and equipment	$34,641	$53,280
F-10

5 – Stockholders’ equity and earnings per share

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

Warrants

In connection with the equity offering closed on May 26, 2011, the Company issued warrants to purchase an aggregate of 3,125,000 shares of the Company’s common stock at a per share price of $2.25 (the "$2.25 Warrants").  The Company also issued warrants to purchase 3,600,000 shares of the Company’s common stock at a per share price of $5.00.  The $2.25 Warrants became exercisable in November 2011 and expire in November 2015. On the date of issuance, the warrants were valued at $898,384. Management determined the fair value of the warrants based upon the Black-Scholes option model with a volatility based on the historical closing price of common stock of industry peers and the closing price of the Company’s common stock on the OTCBB on the date of issuance. The volatility and remaining term was 50% and 1.92 years, respectively. The Company does not expect the immediate exercise of these warrants as the exercise price exceeds the average closing market price for the Company's common stock. Furthermore, no assurances can be made that any of the warrants will ever be exercised for cash or at all.

Issuance of Shares to Former Executive

On November 7, 2012, the Company issued 150,000 shares of its common stock to Everett Willard Gray II, in full satisfaction of any remaining amounts owed to Mr. Gray by the Company pursuant to Mr. Gray’s employment agreement with the Company, dated as of January 31, 2011 and amended as of March 6, 2012 and April 20, 2012 (as amended, the “Employment Agreement”). Mr. Gray resigned as the Company’s Chairman and Chief Executive Officer effective May 31, 2012 in connection with the transactions described in the Company’s Current Report on Form 8-K filed on April 24, 2012. The Employment Agreement provided for him to receive severance payments of $478,298, payable in installments, of which $239,149 remained to be paid, which was satisfied by the issuance of the 150,000 shares.

Stock Options

In 2011, the Company issued options to purchase 85,000 shares of its common stock at $4.80 to its directors.  For the years ended December 31 2013 and December 31, 2012, there was no stock based compensation.

Stock option activity summary is presented in the table below:

Weighted-
average
		Weighted-	Remaining
		average	Contractual
	Number of	Exercise	Term
	Shares	Price	(years)
Outstanding and exercisable at December 31, 2011	87,500	$4.80	5.08
Granted	—	—	—
Cancelled	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding and exercisable at December 31, 2012	87,500	4.80	4.08
Granted	—	—	—
Cancelled	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding and exercisable at December 31, 2013	87,500	$4.80	3.08

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

Issuance of Common Shares to Settle Creditors Payable

As described in Note 8, the Company entered into settlement agreements with two of the creditors payable arising out of the 2002 bankruptcy.  The Company paid the creditors $633,975 in cash and the Company’s largest shareholder, Red Mountain Resources, Inc. (“Red Mountain”), issued approximately 750,000 shares of its common stock to the creditors in settlement of the claims.  In return for Red Mountain issuing its shares to the creditors payable, the Company issued Red Mountain 422,650 shares of its common stock.

Conversion of Notes Payable

On February 28, 2013, Red Mountain, the holder of the Green Shoe and Little Bay notes, elected to convert the outstanding notes and accrued interest into common shares.  The board of directors of the Company had previously resolved to change the conversion feature from $4.00 per common share to $1.50 per common share.  As a result, the Company issued 611,630 common shares to Red Mountain.

6 – Related party transactions

During the year ended December 31, 2012, Red Mountain incurred approximately $628,274 for general and administrative expenses and operating costs that will be reimbursed by the Company for accounting services and attendance of certain of the Company’s directors and officers at the Company’s annual meeting of stockholders and for costs associated with workovers on three of the Company’s salt water disposal wells, of which $215,495 remained unpaid at December 31, 2012.  The expenditures pertaining to the operating costs were incurred pursuant to a technical services agreement between the Company and Red Mountain.

During the year ended December 31, 2013, Red Mountain incurred approximately $3,000,000 of such expenditures, all of which was repaid at December 31, 2013.

7 – Long term debt

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

The debt and associated accrued interest were not repaid at maturity on September 30, 2012.  On October 22, 2012, the Company received notice from the lender’s counsel that it would be considered in default on the note beginning November 1, 2012 if the note and accrued interest were not paid in full.  From November 1, 2012, the note began to accrue interest at the default rate of 18%.  On November 30, 2012, Jackson Street Investors, LLC purchased the note from Green Shoe Investments.  Subsequently, on December 12, 2012, Red Mountain purchased the note from Jackson Street Investors, LLC.  As of December 31, 2012, the note had a principal balance of $367,309 and an accrued interest balance of $62,924.

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

The debt and associated accrued interest were not repaid at maturity on September 30, 2012.  On October 22, 2012, the Company received notice from the lender’s counsel that it would be considered in default on the note beginning November 1, 2012 if the note and accrued interest were not paid in full.  From November 1, 2012, the note began to accrue interest at the default rate of 18%.    On November 30, 2012, Jackson Street Investors, LLC purchased the note from Little Bay Consulting, S.A.  Subsequently, on December 12, 2012, Red Mountain purchased the note from Jackson Street Investors, LLC.  As of December 31, 2012, the note had a principal balance of $396,969 and an accrued interest balance of $68,005.

On February 28, 2013, the Company’s Board of Directors approved a resolution to modify the terms of the note so that the conversion price was reduced from $4.00 to $1.50 per share.  On February 28, 2013, Red Mountain converted the principal balance of $396,969 and accrued interest balance of $79,555 into 317,683 shares of the Company’s common stock.

Line of Credit – Texas Capital Bank

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

As of December 31, 2013 and December 31, 2012, the outstanding balance on the TCB line of credit was $0 and $8,750,000, respectively.

Credit Facility

On February 5, 2013, the Company entered into the Credit Agreement with Red Mountain, Black Rock Capital, Inc. and RMR Operating, LLC (the Company, Red Mountain, Black Rock Capital, Inc. and RMR Operating, LLC, jointly and severally, the “Borrowers”) and Independent Bank, as Lender. The Credit Agreement provides for an up to $100.0 million revolving credit facility (as amended, the “Credit Facility”) with an initial commitment of $20.0 million and a maturity date of February 5, 2016.  The borrowing base under the Credit Facility is determined at the discretion of the Lender based on, among other things, the Lender’s estimated value of the proved reserves attributable to the Borrowers’ oil and natural gas properties that have been mortgaged to the Lender, and is subject to regular redeterminations on September 30 and March 31 of each year, and interim redeterminations described in the Credit Agreement and potentially monthly commitment reductions, in each case which may reduce the amount of the borrowing base. Effective September 12, 2013, the borrowing base was increased to $30.0 million from $20.0 million. As of December 31, 2013, the borrowing base and commitment were $30.0 million. As of December 31, 2013, the Company had $12.2 million outstanding under the Credit Facility and had availability of $15.2 million.

On, January 21, 2014, March 13, 2014 and March 20, 2014, Red Mountain, withdrew $5.0 million, $1.0 million, and $3.0 million, respectively, under the Credit Facility with Independent Bank. As of April 15, 2014, the Company had availability of $6.2 million under the Credit Facility.

Amounts outstanding under the Credit Facility bear interest at a rate per annum equal to the greater of (x) the U.S. prime rate as published in The Wall Street Journal’s “Money Rates” table in effect from time to time and (y) 4.0%. Interest is payable monthly in arrears on the last day of each calendar month. As of December 31, 2013, the interest rate was 4%. Borrowings under the Credit Facility are secured by first priority liens on substantially all the property of each of the Borrowers and are unconditionally guaranteed by Doral West Corp. and Pure Energy Operating, Inc., each a subsidiary of Cross Border.

The Credit Agreement also contains financial covenants, measured as of the last day of each fiscal quarter of the Company. As of December 31, 2013, the Company was in compliance with these covenants.

Pursuant to the Credit Agreement, at least one of the Borrowers is required to have acceptable hedge agreements in place at all times effectively hedging at least 50% of the oil volumes of the Borrowers. Pursuant to the terms of the Credit Agreement, the Company has hedge agreements with BP Energy hedging a portion of the future oil production of the Borrowers.

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

On February 28, 2013, the Company entered into settlement agreements with two of the creditors.  Under the agreement, one creditor with a balance of $608,727 as of December 31, 2012 was paid $304,363 in cash and the Company arranged for Red Mountain to issue the creditor 358,075 shares of Red Mountain’s common stock.  The other creditor with a balance of $659,224 as of December 31, 2012 was paid $329,612 and the Company arranged for Red Mountain to issue the creditor 387,779 shares of Red Mountain’s common stock.

9 – Commitments and contingencies

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

The Company was previously party to an engagement letter, dated February 7, 2012 (the "Engagement Letter"), with KeyBanc Capital Markets Inc. ("KeyBanc") pursuant to which KeyBanc was to act as exclusive financial advisor to the Company’s Board of Directors in connection with a possible "Transaction" (as defined in the Engagement Letter).  The Engagement Letter was formally terminated by the Company on August 21, 2012. The Engagement Letter provided that KeyBanc would be entitled to a fee upon consummation of a Transaction within a certain period of time following termination of the Engagement Letter. On May 16, 2013, KeyBanc delivered an invoice to the Company in the amount of $751,334, representing amounts purportedly owed by the Company to KeyBanc as a result of the consummation of a purported Transaction KeyBanc asserts had been consummated within the required time period and its out-of-pocket expenses in connection therewith.  The Company disputes that any Transaction was consummated and that KeyBanc is entitled to any out-of-pocket expenses.  The matter was originally filed by the Company in the 44th-B Judicial District Court for the State of Texas, Dallas County but was subsequently removed to the United States District Court for the Northern District of Texas, Dallas Division where Key Banc filed a counter claim against the Company. The Company and Key Banc have each filed motions for summary judgement, requesting the Court to rule in their respective Favors. The Company intends to vigorously defend the action.

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

As of December 31, 2013, the Company had $2,087,973 in environmental liabilities related to its operated Tom Tom Tomahawk field located in Chaves and Roosevelt counties in New Mexico.  In February 2013, the Bureau of Land Management (“BLM”) accepted the Company’s remediation plan for the Tom Tom and Tomahawk fields.  The Company is working in conjunction with the BLM to initiate remediation on a site-by-site basis.  This is management’s best estimate of the costs of remediation and restoration with respect to these environmental matters, although the ultimate cost could differ materially.  Inherent uncertainties exist in these estimates due to unknown conditions, changing governmental regulation, and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration.  The Company expects to incur these expenditures over a eighteen month period beginning in January 2014.

10 – Price risk management activities

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

At December 31, 2013, the Company had a net derivative liability of $38,109, as compared to a net derivative asset of $290,788 at December 31, 2012.  The change in net derivative asset/liability is recorded as non-cash mark-to-market income or loss.  Mark-to-market losses of $283,831 were recorded in the twelve months ended December 31, 2013 as compared to mark-to-market income of $330,716 during the twelve months ended December 31, 2012.  Net realized hedge settlement gain for the twelve months ended December 31, 2013 was $14,062 as compared to $244,370 for the twelve months ended December 31, 2012.  The combination of these two components of derivative expense/income is reflected in "Other Income (Expense)" on the Statements of Operations as "Gain (loss) on derivatives."

As of December 31, 2013, the Company had crude oil swaps in place relating to a total of 3,000 Bbls per month, as follows:

				Price	Volumes	Fair Value of Outstanding Derivative Contracts (1) as of
Transaction				Per	Per	December 31,	December
Date	Type (2)	Beginning	Ending	Unit	Month	2013	31, 2012
March 2011	Swap	04/01/2011	02/28/2013	$104.55	1,000	$—	$41,019
November 2011	Swap	12/01/2011	11/30/2014	$93.50	2,000	(62,730)	44,942
February 2012	Swap	03/01/2012	02/28/2014	$106.50	1,000	24,621	204,827
						$(38,109)	$290,788

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

11 – Fair Value Measurements

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

The following tables summarize the valuation of the Company’s financial assets and liabilities at December 31, 2013 and December 31, 2012:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant or Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2013

Assets:
Commodities derivatives	$—	$3,504	$—	$3,504
Total	$—	$3,504	$—	$3,504
Liabilities
Environmental liability	$—	$—	$(2,086,833)	$(2,086,833)
Asset retirement obligations (non-recurring)	$—	$—	$(3,514,898)	$(3,514,898)
Commodities Derivative	$—	$(38,109)	$—	$(38,109
Total	$—	$(38,109)	$(5,601,731)	$(5,639,840)

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant or Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2012
Assets:
Commodities derivatives	$—	$290,788	$—	$290,788
Total	$—	$290,788	$—	$290,788

Liabilities:
Environmental liability	$—	$—	$(2,100,000)	$(2,100,000)
Asset retirement obligations (non-recurring)	—	—	(3,317,358)	(3,317,358)
Total	$—	$—	$(5,417,358)	$(5,417,358)

The following is a summary of changes to fair value measurements using Level 3 inputs during the 12 months ended December 31, 2013:

Environmental Liability
Balance, December 31, 2012	$2,100,000
Acquisitions	—
Settlement of liabilities	11,657
Revisions of previous estimates	—
Balance, December 31, 2013	$2,087,973

12 – Income taxes

Total income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal statutory tax rates to pre-tax income:

	Year Ended December 31,
(in thousands)	2013	2012

Income taxes at U.S. statutory rate	1,140	(802)
State taxes, net of federal impact	88	(63)
Change in valuation allowance	(1,229)	864
Permanent differences	1	1
Other differences	0	0
Total	0	0

Deferred tax assets/(liabilities) consist of the following:

	Year Ended December 31,
(in thousands)	2013	2012
Derivatives	(34)	105
Valuation allowance	(5,972)	(7,200)
Difference in depreciation and capitalization methods-natural gas properties,	(3,444)	(379)
Accrued expenses	765	769
Net operating losses	8,685	6,705
Total	0	0

Deferred tax assets and liabilities are the result of temporary differences between the financial statement carrying values and tax bases of assets and liabilities. The Company’s net deferred tax assets and liabilities are recorded as a long-term liability of $0 at December 31, 2013 and 2012, respectively.

As of December 31, 2013, the Company had net operating loss carryfowards (“NOLs”) of approximately $23.7 million which will begin to expire, if unused, in 2026.

The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that deferred tax assets can be realized prior to their expiration.  Management monitors Company-specific, oil and natural gas industry and worldwide economic factors and assesses the likelihood that the Company's NOLs and other deferred tax attributes in the United States, state, and local tax jurisdictions will be utilized prior to their expiration.  The Company establishes a valuation allowance to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized. At December 31, 2013, and 2012 the Company had a valuation allowance of $6.0 million and $7.2 million, respectively, related to its deferred tax assets.

The company recognizes the financial statement effects of tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by a taxing authority. Recognized tax positions are initially and subsequently measured as the largest amount of tax benefit that is more likely than not of being realized upon ultimate settlement with a taxing authority. We have not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate for the periods ended December 31, 2013 and December 31, 2012. There were no interest and penalties related to unrecognized tax positions for the periods ended December 31, 2013 and December 31, 2012. The tax years subject to examination by tax jurisdictions in the United States are 2009 through 2012.

13 - Supplemental information relating to oil and natural gas producing activities (unaudited)

Costs incurred in oil and natural gas property acquisition, exploration and development

Set forth below is certain information regarding the costs incurred for oil and gas property acquisition, development and exploration activities:

	Year Ended December 31,
	2013	2012
Property acquisition costs:
Unproved properties	$—	$—
Proved properties	—	—
Exploration costs	—	—
Development costs (1)	8,312,662	13,261,812
Total costs incurred	$8,312,662	$13,261,812

(1)	For the years ended December 31, 2013 and 2012, development costs included $51,290 and $383,481, respectively, in non-cash, asset retirement obligations.

Results of operations for oil and natural gas producing activities

Set forth below is certain information regarding the results of operations for oil and gas producing activities:

	Year Ended December 31,
	2013	2012
Revenues	$13,125,960	$14,781,497
Production costs	2,300,899	2,281,443
Impairment	—	2,663,742
Depletion	4,941,614	5,671,202
Income tax expense	—	—
Accretion expense	148,364	94,556
Gain on sale of properties	—	—
Environmental cleanup	—	2,100,000
Natural gas marketing	78,211	143,672
Production taxes	1,246,153	1,171,471
Results of operations	$4,410,719	$685,408

Proved reserves

       Cawley, Gillespie and Associates, Inc, independent petroleum engineers estimated 100% of the proved reserve information for the Company properties as of December 31, 2013.

Joe C. Neal & Associates, Inc., independent petroleum engineers estimated 100% of the proved reserve information for the Company properties as of December 31, 2012. Each year’s estimate of proved reserves and related valuations were also prepared in accordance with then-current provisions of ASC 932, Extractive Activities.

Estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes and other factors. All of the Company’s estimated oil and natural gas reserves are attributable to properties within the United States. A summary of the Company’s changes in quantities of proved oil and natural gas reserves for the years ended December 31, 2013 and 2012 are as follows:

	Oil (MBbls)	Natural Gas (MMcf)	Total (MBoe)
December 31, 2011	1,708	2,385	2,106
Acquisitions	(144)	(143)	(168)
Extensions and discoveries	16	265	210
Revisions in previous estimates	(308)	(518)	(394)
Production	(151)	(294)	(200)
December 31, 2012	1,271	1,695	1,554
Acquisitions	—	—	—
Extensions and discoveries	371	817	507
Revisions of previous estimates	11	906	161
Production	(123)	(283)	(170)
December 31, 2013	1,530	3,135	2,052
Proved Developed Reserves
December 31, 2012	804	1,336	1,027
December 31, 2013	804	2,215	1,173
Proved Undeveloped Reserves
December 31, 2012	467	359	527
December 31, 2013	726	920	879

Standardized measure of discounted future net cash flows relating to proved reserves

Future cash inflows were computed by applying the average on the closing price on the first day of each month for the 12-month period prior to December 31, 2013 to estimated future production. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and natural gas reserves at year end, based on year-end costs and assuming continuation of existing economic conditions.

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

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves are as follows:

	Year Ended December 31,
	2013	2012
Future cash inflows	$153,544,250	$120,208,031
Future production costs	(41,381,543)	(47,186,808)
Future development costs	(18,821,422)	(22,620,478)
Future income tax expense	(20,243,102)	(12,218,429)
Future net cash flows	73,098,179	38,182,316
10% annual discount for estimated timing of cash flows	(36,817,148)	(19,542,639)
Standardized measure of discounted future net cash flows	$36,281,031	$18,639,677
F-21

Changes in standardized measure of discounted future net cash flows

The changes in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves are as follows:

	Year Ended December 31,
	2013	2012
Balance, beginning of period	$28,147,572	$44,862,000
Net change in sales and transfer prices and in production (lifting) costs related to future production	9,374,986	(18,916,722)
Changes in estimated future development costs	4,042,730	11,934,249
Sales and transfers of oil and natural gas produced during the period	(10,825,061)	(11,227,504)
Net change due to extensions and discoveries	12,107,955	(3,726,923)
Net change due to revisions in quantity estimates	3,883,464	6,992,767
Previously estimated development costs incurred during the period	(8,312,662)	(16,602,246)
Accretion of discount	2,747,142	4,486,195 465,035
Other	(672,750)	9,880,721
Net change in income taxes	(4,212,345)	—
Balance, end of period	$36,281,031	$28,147,572
F-22

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: APRIL 15, 2014

RED MOUNTAIN RESOURCES, INC.

	By:	/s/ Earl M. Sebring
Earl M. Sebring
Interim President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan W. Barksdale	Chairman of the Board of Directors	APRIL 15, 2014
Alan W. Barksdale

/s/ Earl M. Sebring	Interim President	APRIL 15, 2014
Earl M. Sebring	(Principal Executive Officer)

/s/ Kenneth S. Lamb	Chief Accounting Officer, Secretary, and Treasurer	APRIL 15, 2014
Kenneth S. Lamb	(Principal Financial and Accounting Officer)

/s/ Paul N. Vassilakos	Director	APRIL 15, 2014
Paul N. Vassilakos

/s/ Richard F. LaRoche, Jr.	Director	APRIL 15, 2014
Richard F. LaRoche, Jr.

/s/ John W. Hawkins	Director	APRIL 15, 2014
John W. Hawkins
60

EXHIBIT INDEX

Exhibit No.	Name of Exhibit
2.1	Agreement and Plan of Merger entered into on December 2, 2010 among Doral Energy Corp., Doral Acquisition Corp., Pure Gas Partners II, L.P. and Pure Energy Group, Inc. (14)
2.2	Agreement and Plan of Merger entered into on December 24, 2010 between Doral Acquisition Corp. (as subsidiary merging entity) and Doral Energy Corp. (as parent surviving entity) with the surviving entity changing its name to Cross Border Resources, Inc. (16)
3.1	Articles of Incorporation. (1)
3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 2,500,000,000 shares, par value $0.001 per share (25-for-1 Stock Split). (3)
3.3	Articles of Merger between Language Enterprises Corp. (as surviving entity) and Doral Energy Corp. (as merging entity). (4)
3.4	Certificate of Change Pursuant to NRS 78.209 decreasing the authorized capital of common stock to 400,000,000 shares, par value $0.001 per share (1-for-6.25 Reverse Split). (5)
3.5	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 2,000,000,000 shares, par value $0.001 per share (5-for-1 Stock Split). (6)
3.6	Certificate of Change Pursuant to NRS 78.209 decreasing the authorized capital of common stock to 36,363,637 shares, par value $0.001 per share (1-for-55 Stock Split). (15)
3.7	Certificate of Merger between Doral Acquisition Corp. (as merging entity) and Doral Energy Corp. (as surviving entity). (16)
3.8	Articles of Merger between Doral Acquisition Corp. (as merging entity) and Doral Energy Corp. (as surviving entity). (16)
3.9	Amended and Restated Bylaws as amended by Amendments No. 1 and No. 2. (*)
4.1	Trust Indenture of Pure Energy Group, Inc. and Pure Gas Partners II, L.P. assumed by the Company. (16)
4.2	Form of Common Stock Warrant. (23)
10.1	Loan and Cancellation of Convertible Note Agreement between Doral Energy Corp. and Edward Ajootian dated March 3, 2010. (7)
10.2	Debt Settlement Agreement with War Chest Multi-Strategy Fund, LLC dated March 8, 2010. (7)
10.3	Amendment Agreement dated March 12, 2010 to Debt Settlement Agreement with War Chest Multi- Strategy Fund, LLC. (7)
10.4	Release and Settlement Agreement between Doral Energy Corp. and Macquarie Bank Limited dated March 8, 2010. (7)
10.5	Purchase and Sale Agreement dated April 30, 2010 between Doral Energy Corp. and Alamo Resources LLC. (8)
10.6	Purchase and Sale Agreement dated June 14, 2010 between Doral Energy Corp., John R. Stearns and John R. Stearns Jr. (9)
10.7	Amended and Restated 2009 Stock Incentive Plan. (10)
10.8	Debt Settlement Agreement dated September 16, 2010 between the Company and War Chest Multi- Strategy Fund, LLC. (11)
10.9	Debt Settlement Agreement dated September 16, 2010 between the Company and Barclay Lyons, LLC. (11)
10.10†	Separation Agreement dated June 15, 2010 between Doral Energy Corp. and H. Patrick Seale. (12)
10.11†	Debt Settlement Agreement dated November 24, 2010 between the Company and WS Oil & Gas Limited. (13)
10.12	Amended and Restated Credit Agreement between Cross Border Resources, Inc. and Texas Capital Bank, N.A. dated January 31, 2011. (18)
10.13†	Employment Agreement with Everett Willard “Will” Gray II. (19)
10.14†	Nonqualified Stock Option Award Agreement with Everett Willard “Will” Gray II. (19)
10.15†	Employment Agreement with Lawrence J. Risley. (19)
10.16†	Nonqualified Stock Option Award Agreement with Lawrence J. Risley. (19)

61

10.17†	Employment Agreement with P. Mark Stark. (19)
10.18†	Nonqualified Stock Option Award Agreement with P. Mark Stark. (19)
10.19†	Consulting Agreement with BDR, Inc. (19)
10.20†	Nonqualified Stock Option Award Agreement with BDR, Inc. (19)
10.21	Loan Agreement by and between Green Shoe Investments Ltd. and the Company. (20)
10.22	Promissory Note to Green Shoe Investments Ltd. (20)
10.23	Loan Agreement by and between Little Bay Consulting SA and the Company. (20)
10.24	Promissory Note to Little Bay Consulting SA. (20)
10.25†	Separation Agreement and Release with BDR, Inc. (22)
10.26	Consent Waiver and First Amendment to Amended and Restated Credit Agreement with Texas Capital Bank, N.A. (25)
10.27†	First Amendment to Employment Agreement with Everett Willard “Will” Gray II. (25)
10.28†	First Amendment to Employment Agreement with Lawrence J. Risley. (25)
10.29†	Letter Agreement with Nancy S. Stephenson. (25)
10.30	Letter Agreement with American Standard Energy Corp. (21)
14.1	Code of Business Conduct and Ethics. (*)
21.1	List of Subsidiaries. (23)
23.1	Consent of Darilek, Butler & Associates PLLC. (*)
23.2	Consent of Joe C. Neal & Associates, Inc. (*)
24.1	Power of Attorney (included in signature block to this Annual Report on Form 10-K).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)
32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)
99.1*	Evaluation of Oil and Gas Reserves of Cross Border Resources, Inc., Effective Date: January 1, 2012. (*)
99.2*	Evaluation of Oil and Gas Reserves of Pure Energy Group, Inc., Effective Date: December 31, 2010. (*)
(1)	Filed as an exhibit to our Registration Statement on Form SB-2 filed on September 11, 2006.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended July 31, 2007 filed on October 30, 2007.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on January 9, 2008.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed on April 28, 2008.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed on January 29, 2009.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed on September 14, 2009.
(7)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed on March 22, 2010.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed on May 6, 2010.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed on June 18, 2010.
(10)	Filed as an exhibit to our Current Report on Form 8-K filed on July 30, 2010.
(11)	Filed as an exhibit to our Current Report on Form 8-K filed on October 1, 2010.
(12)	Filed as an exhibit to our Annual Report on Form 10-K filed on November 15, 2010.
(13)	Filed as an exhibit to our Current Report on Form 8-K filed on December 1, 2010.
(14)	Filed as an exhibit to our Current Report on Form 8-K filed on December 6, 2010.
(15)	Filed as an exhibit to our Current Report on Form 8-K filed on December 29, 2010.
(16)	Filed as an exhibit to our Current Report on Form 8-K filed on January 7, 2011.
(17)	Filed as an exhibit to our Current Report on Form 8-K filed on January 19, 2011.
(18)	Filed as an exhibit to our Current Report on Form 8-K filed on February 8, 2011.
(19)	Filed as an exhibit to our Current Report on Form 8-K filed on March 25, 2011.
(20)	Filed as an exhibit to our Current Report on Form 8-K filed on April 28, 2011.
(21)	Filed as an exhibit to our Current Report on Form 8-K filed on November 23, 2011.

62

(22)	Filed as an exhibit to our Current Report on Form 8-K filed on June 3, 2011.
(23)	Filed as an exhibit to our Registration Statement on Form S-1/A on August 2, 2011.
(24)	Filed as an exhibit to our Current Report on Form 8-K filed on November 16, 2011.
(25)	Filed as an exhibit to our Current Report on Form 8-K filed on March 6, 2012.
101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.
†	Indicates a compensation contract or arrangement with management.

63