Form 10-Q
period 2014-03-31
CROSS BORDER RESOURCES, INC.
filed 2014-05-20
CIK 1373485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

As of May 19, 2014, the Registrant had 17,336,226 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Cross Border Resources, Inc.

Balance Sheets

	March 31,	December 31,
	2014	2013

ASSETS

Current Assets
Cash and Cash Equivalents	$27,299	$726,239
Accounts Receivable – Oil and Natural Gas Sales	1,973,367	2,086,239
Accounts Receivable – Related Party	1,915,797	24,630
Prepaid Expenses & Other Current Assets	83,604	87,443
Current Tax Asset	19,600	19,600
Total Current Assets	4,019,667	2,944,151

Oil and Gas Properties	57,026,296	56,561,040
Less: Accumulated Depletion, Amortization, and Impairment	(22,077,562)	(20,941,867)
Net Oil and Gas Properties	34,948,734	35,619,173

Other Assets
Other Property and Equipment, net of Accumulated Depreciation of $100,489 and $95,828 in 2014 and 2013, respectively	29,981	34,641
Restricted Cash	206,087	206,087
Deferred financing costs	80,310	91,242
Other Assets	54,324	54,324
Total Other Assets	370,702	386,294

TOTAL ASSETS	$39,339,103	$38,949,618

The accompanying notes are an integral part of these financial statements.

Cross Border Resources, Inc.

Balance Sheets - Continued

	March 31,	December 31,
	2014	2013

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable - Trade	$419,311	$1,268,257
Accrued Expenses & Other Payables	76,173	63,101
Derivative Liability	75,148	38,109
Environmental Liability – Current Portion	1,400,000	1,400,000
Asset Retirement Obligation – Current Portion	562,000	562,000
Deferred Tax Liability	19,600	19,600
Total Current Liabilities	2,552,232	3,351,067

Non-Current Liabilities
Asset Retirement Obligations, Net of Current Portion	2,989,395	2,952,898
Environmental Liability, Net of Current Portion	677,306	687,973
Line of Credit	12,200,000	12,200,000
Total Non-Current Liabilities	15,866,701	15,840,871
Total Liabilities	18,418,933	19,191,938

Commitments & Contingencies (Note 8)

Stockholders’ Equity
Common Stock ($0.001 par value; 99,000,000 shares authorized and 17,336,226 issued and outstanding as of March 31, 2014 and as of December 31, 2013, respectively)	17,336	17,336
Additional Paid in Capital	33,462,473	33,462,473
Accumulated Deficit	(12,559,639)	(13,722,129)
Total Stockholders’ Equity	20,920,170	19,757,680

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,339,103	$38,949,618

The accompanying notes are an integral part of these financial statements.

 Cross Border Resources, Inc.

Statements of Operations

	Three Months Ended March 31,
	2014	2013
Revenues
Oil and gas sales	$3,496,782	$3,332,797
Expenses:
Operating costs	473,192	450,826
Natural gas marketing and transportation expenses	24,623	—
Production taxes	263,811	134,013
Depreciation, depletion, amortization, and Impairment	1,140,355	1,115,502
Accretion expense	36,648	34,979
General and administrative	209,960	322,825
Total expense	2,148,589	2,058,145

Income from operations	1,348,193	1,274,652

Other income (expense):
Gain (loss) on derivatives	(50,653)	(130,192)
Gain on settlement of debt	—	858,452
Interest expense	(135,049)	(185,169)
Total other income (expense)	(185,702)	543,091

Income before income taxes	1,162,491	1,817,743

Current tax benefit	—	—
Deferred tax expense	—	—
Income tax expense	—	—
Net income	$1,162,491	$1,817,743

Net income per share:
Basic	$0.07	$0.11
Fully diluted	$0.06	$0.09
Weighted average shares outstanding:
Basic	17,336,226	16,658,198
Fully diluted	21,023,726	20,345,698

The accompanying notes are an integral part of these financial statements.

Cross Border Resources, Inc.

Statements of Cash Flows

	Three Months Ended March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,162,491	$1,817,743
Adjustments to reconcile net income (loss) to cash used by operating activities:
Depreciation, depletion, amortization, and impairment	1,135,696	1,115,502
Settlement of environmental liability	(10,667)	—
Accretion of asset retirement obligations	36,648	34,979
Amortization of and deferred financing costs	10,933	74,818
Change in derivative instruments	37,039	210,754
Changes in operating assets and liabilities:
Accounts receivable	112,872	(565,743)
Accounts receivable – related party	(1,891,167)	—
Prepaid expenses and other current assets	1,724	203,556
Accounts payable	(848,946)	(298)
Accrued expenses	19,693	695,293
Interest payable	—	(130,929)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(233,685)	3,455,675

CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures - oil and gas properties	(465,255)	(3,402,272)
NET CASH USED IN INVESTING ACTIVITIES	(465,255)	(3,402,272)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on line of credit	—	10,900,000
Payments on line of credit	—	(8,750,000)
Repayments of notes payable	—	(764,278)
Repayments to creditors	—	(1,352,783)
NET CASH PROVIDED BY FINANCING ACTIVITIES	—	32,939

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(698,940)	86,342
Cash and cash equivalents, beginning of period	726,239	241,561
Cash and cash equivalents, end of period	$27,299	$327,903

Supplemental disclosures of cash flow information:
Interest paid	$124,116	$82,726
Income taxes paid	$—	$—

NON-CASH TRANSACTIONS
Issuance of common stock to settle liability	$—	$692,967
Additions of ARO	$36,648	$10,000

The accompanying notes are an integral part of these financial statements.

Cross Border Resources, Inc.

Notes to Financial Statements

1.   Organization

Nature of Operations

Cross Border Resources, Inc. (the “Company”) is an independent natural gas and oil company engaged in the exploration, development, exploitation, and acquisition of natural gas and oil reserves in North America.  The Company’s area of focus is the State of New Mexico, particularly southeastern New Mexico.  The Company has two wholly-owned subsidiaries, which are inactive: Doral West Corporation and Pure Energy Operating, Inc. and accordingly are not consolidated in these financial statements.

The interim financial statements are condensed and should be read in conjunction with the company’s latest annual financial statements and interim disclosures generally do not repeat those in the annual statements.

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

Financial instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and long-term debt, approximate fair value as of March 31, 2014 and December 31, 2013.

Oil and natural gas properties

The Company follows the successful efforts method of accounting for its oil and natural gas producing activities.  Costs to acquire mineral interests in oil and natural gas properties and to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells are capitalized pending determination of whether the wells have proved reserves. If the Company determines that the wells do not have proved reserves, the costs are charged to expense. There were no exploratory wells capitalized pending determination of whether the wells have proved reserves at March 31, 2014 or December 31, 2013. Geological and geophysical costs, including seismic studies and costs of carrying and retaining unproved properties, are charged to expense as incurred. The Company capitalizes interest on expenditures for significant exploration and development projects that last more than six months while activities are in progress to bring the assets to their intended use. Through March 31, 2014, the Company had capitalized no interest costs because its exploration and development projects generally lasted less than six months. Costs incurred to maintain wells and related equipment are charged to expense as incurred.

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

Accounts receivable—oil and natural gas sales consist of uncollateralized accrued revenues due under normal trade terms, generally requiring payment within 30 to 60 days of production. Accounts receivable—other consist of amounts owed from interest owners of the Company’s operated wells.  No interest is charged on past-due balances. Payments made on all accounts receivable are applied to the earliest unpaid items. The Company reviews accounts receivable periodically and reduces the carrying amount by a valuation allowance that reflects its best estimate of the amount that may not be collectible.  There was no reserve for bad debts as of March 31, 2014 or December 31, 2013.

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

3 – Asset retirement obligations

The following is a description of the changes to the Company’s asset retirement obligations for the periods ended March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013

Asset retirement obligations at beginning of year	$3,515,728	$3,317,358
Settlement of liabilities	—	(1,284)
Revision of previous estimates	(978)	—
Accretion expense	36,648	148,364
Additions	—	51,290
Asset retirement obligations at end of period	$3,551,395	$3,515,728
Less: current portion	562,000	562,000
Long-term portion	$2,989,395	$2,952,898

4 – Property and equipment

Oil and natural gas properties

The following table sets forth the capitalized costs under the successful efforts method for oil and natural gas properties:

	March 31,	December 31,
	2014	2013

Oil and natural gas properties	$57,026,296	$56,561,040
Less accumulated depletion and impairment	(22,077,562)	(20,941,867)
Net oil and natural gas properties capitalized costs	$34,948,734	$35,619,173

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

Other property and equipment

The historical cost of other property and equipment, presented on a gross basis with accumulated depreciation is summarized as follows:

	March 31,	December 31,
	2014	2013

Other property and equipment	$130,470	$130,470
Less accumulated depreciation	(100,489)	(95,828)
Net property and equipment	$29,981	$34,641

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

Stock Options

In 2011, the Company issued options to purchase 85,000 shares of its common stock at $4.80 to its directors.  For the three months ended March 31, 2014, there was no stock based compensation.

Stock option activity summary is presented in the table below:

Weighted-
average
		Weighted-	Remaining
		average	Contractual
	Number of	Exercise	Term
	Shares	Price	(years)
Outstanding and exercisable December 31, 2012	87,500	$4.80	4.08
Granted	—	—	—
Cancelled	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding and exercisable at December 31, 2013	87,500	4.80	3.08
Granted	—	—	—
Cancelled	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding and exercisable at March 31, 2014	87,500	$4.80	2.83

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

6 – Related party transactions

During the year ended December 31, 2013, Red Mountain incurred approximately $3,000,000 for general and administrative expenses and operating costs, all of which was repaid at December 31, 2013. During the three months ended March 31, 2014, the Company advanced Red Mountain approximately $1,900,000 to use for its general and administrative and operating costs. Such funds will be repaid to the Company.

7 – Long term debt

Operating Line of Credit

On February 5, 2013, the Company entered into a Senior First Lien Secured Credit Agreement with RMR, Black Rock Capital, Inc. and RMR Operating, LLC and Independent Bank, as Lender. RMR owns approximately 85% of the outstanding common stock of Cross Border and Black Rock and RMR Operating are wholly owned subsidiaries of RMR. On February 5, 2013, the Company drew $8,900,000 on the line of credit and used those funds to pay off the line of credit and associated accrued interest. On February 29, 2013, the Company drew $2,000,000 and on May 24, 2013, the Company drew a further $1,300,000 on the line of credit and used those funds to pay accounts payable related to the drilling program.

The borrowing base under the Credit Facility is determined at the discretion of the Lender based on, among other things, the Lender’s estimated value of the proved reserves attributable to the Borrowers’ oil and natural gas properties that have been mortgaged to the Lender, and is subject to regular redeterminations on September 30 and March 31 of each year, and interim redeterminations described in the Credit Agreement and potentially monthly commitment reductions, in each case which may reduce the amount of the borrowing base. As of March 31, 2014, the creditors had borrowed a total of $23,800,000. As of March 31, 2014, the borrowing base was $30,000,000 million, leaving $6,200,000 of availability.

8 – Commitments and contingencies

Litigation

The Company, the Company’s former Chief Executive Officer, and the Company’s former Chief Operating Officer are party to a lawsuit with a former employee. On May 4, 2011, Clifton M. (Marty) Bloodworth initially filed a lawsuit in the State District Court of Midland County, Texas, against Doral West Corp. d/b/a Doral Energy Corp. (the predecessor entity of Cross Border) (“Doral Energy”) and Everett Willard Gray II, the Company’s former Chief Executive Officer. Mr. Bloodworth later amended his lawsuit to name Horace Patrick Seale, the Company’s former Chief Operating Officer, as an additional defendant. Mr. Bloodworth generally alleges that Mr. Gray and Mr. Seale, as agents of the Company, made false representations which induced Mr. Bloodworth to enter into an employment contract that was subsequently breached by the Company. The claims that Mr. Bloodworth has alleged are: breach of his employment agreement with Doral Energy, fraud in the inducement and common law fraud, civil conspiracy, breach of fiduciary duty, and violation of the Texas Deceptive Trade Practices Act. Mr. Bloodworth is seeking damages of approximately $280,000. Mr. Gray, Mr. Seale and the Company deny that Mr. Bloodworth’s claims have any merit.

The Company was previously party to an engagement letter, dated February 7, 2012 (the “Engagement Letter”), with KeyBanc Capital Markets Inc. (“KeyBanc”) pursuant to which KeyBanc was to act as exclusive financial advisor to the Company’s Board of Directors in connection with a possible “Transaction” (as defined in the Engagement Letter). The Engagement Letter was formally terminated by the Company on August 21, 2012. The Engagement Letter provided that KeyBanc would be entitled to a fee upon consummation of a Transaction within a certain period of time following termination of the Engagement Letter. On May 16, 2013, KeyBanc delivered an invoice to the Company in the amount of $751,334, representing amounts purportedly owed by the Company to KeyBanc as a result of the consummation of a purported Transaction that KeyBanc asserts had been consummated within the required time period and its out-of-pocket expenses in connection therewith. The Company disputes that any Transaction was consummated and that KeyBanc is entitled to any out-of-pocket expenses. The matter was originally filed by the Company in the 44th-B Judicial District Court for the State of Texas, Dallas County but was subsequently removed to the United States District Court for the Northern District of Texas, Dallas Division, where KeyBanc filed a counterclaim against the Company. The Company and KeyBanc have each filed motions for summary judgment, requesting the Court to rule in their respective favors. The Company intends to vigorously defend the action.

In addition to the foregoing, in the ordinary course of business, the Company is periodically a party to various litigation matters that it does not believe will have a material adverse effect on its results of operations or financial condition.

Environmental Contingencies

The Company is subject to federal and state laws and regulations relating to the protection of the environment. Environmental risk is inherent in all oil and natural gas operations, and the Company could be subject to environmental cleanup and enforcement actions. The Company manages this environmental risk through appropriate environmental policies and practices to minimize the impact to the Company.

As of March 31, 2014 and December 31, 2013, the Company had approximately $2.1 million in environmental remediation liabilities related to the Company’s operated Tom Tom and Tomahawk fields located in Chaves and Roosevelt counties in New Mexico. In February 2013, the Bureau of Land Management (“BLM”) accepted the Company’s remediation plan for the Tom Tom and Tomahawk fields. The Company is working in conjunction with the BLM to initiate remediation on a site-by-site basis. This is management’s best estimate of the costs of remediation and restoration with respect to these environmental matters, although the ultimate cost could differ materially. Inherent uncertainties exist in these estimates due to unknown conditions, changing governmental regulation, and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. The Company has incurred $11,000 in costs and expects to incur the remaining expenditures over an eighteen month period beginning in April 2014.

9 – Price risk management activities

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

At March 31, 2014, the Company had a net derivative liability of $75,148, as compared to a net derivative liability of $38,109 at December 31, 2013.  The change in net derivative asset/liability is recorded as non-cash mark-to-market income or loss.  Mark-to-market losses of $37,039 were recorded in the three months ended March 31, 2014 as compared to mark-to-market income of $283,831 during the twelve months ended December 31, 2013.  Net realized hedge settlement loss for the three months ended March 31, 2014 was $13,614 as compared to net realized hedge settlement loss of $14,062 for the twelve months ended December 31, 2013.  The combination of these two components of derivative expense/income is reflected in "Other Income (Expense)" on the Statements of Operations as "Gain (loss) on derivatives."

As of March 31, 2014, the Company had crude oil swaps in place relating to a total of 2,000 Bbls per month, as follows:

				Price	Volumes	Fair Value of Outstanding Derivative Contracts (1) as of
Transaction				Per	Per	March 31,	December
Date	Type (2)	Beginning	Ending	Unit	Month	2014	31, 2013
November 2011	Swap	12/01/2011	11/30/2014	$93.50	2,000	(75,148)	(62,730)
February 2012	Swap	03/01/2012	02/28/2014	$106.50	1,000	—	24,621
						$(75,148)	$(38,109)

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

10 – Fair Value Measurements

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

The following tables summarize the valuation of the Company’s financial assets and liabilities at March 31, 2014 and December 31, 2013:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant or Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at March 31, 2014

Liabilities
Environmental liability	$—	$—	(2,077,306)	$(2,077,306)
Asset retirement obligations (non-recurring)	$—	$—	(3,551,395)	$(3,551,395)
Commodities Derivative	$—	$(75,148)	$—	$(75,148)
Total	$—	$(75,148)	$(5,628,701)	$(5,703,849)

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant or Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2013
Liabilities:
Environmental liability	$—	$—	(2,087,973)	$(2,087,973)
Commodities derivatives	$—	$(38,109)	$—	$(38,109)
Asset retirement obligations (non-recurring)	—	—	(3,514,898)	(3,514,898)
Total	$—	$(38,109)	$(5,602,871)	$(5,640,980)

The following is a summary of changes to fair value measurements using Level 3 inputs during the three months ended March 31, 2014:

Environmental Liability
Balance, December 31, 2013	$2,086,833
Acquisitions	—
Settlement of liabilities	9,527
Revisions of previous estimates	—
Balance, March 31, 2014	$2,077,306

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

First Quarter 2014 Operational Update

In the three months ended March 31, 2014, Cross Border produced 536 Boe/d. We did not complete any wells in period.

Planned Operations

In the next quarter we plan to work over three gross and net wells at Tom Tom. We plan to spend approximately $1.7 million on these workovers. We also plan to drill and complete three gross (0.4 net) non-operated wells. One of these is a 2nd Bone Spring horizontal well at Turkey Track and the other 2 are vertical Glorieta-Yeso wells at Red Lakes. We plan to spend approximately $1.0 million on these three wells. We expect to have sufficient liquidity to complete our planned operations.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. Our significant accounting policies are described in “Note 3—Summary of Significant Accounting Policies” to our financial statements included in our Annual Report on Form 10-K. We have identified below policies that are of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. These estimates are based on historical experience, information received from third parties, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our financial statements.

Oil and Gas Properties

We follow the successful efforts method of accounting for our oil and natural gas producing activities.  Costs to acquire mineral interests in oil and natural gas properties and to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells are capitalized pending determination of whether the wells have proved reserves. If we determine that the wells do not have proved reserves, the costs are charged to expense. There were no exploratory wells capitalized pending determination of whether the wells have proved reserves at March 31, 2014 or December 31, 2013. Geological and geophysical costs, including seismic studies and costs of carrying and retaining unproved properties, are charged to expense as incurred. We capitalize interest on expenditures for significant exploration and development projects that last more than six months while activities are in progress to bring the assets to their intended use. Through March 31, 2013, we had capitalized no interest costs because our exploration and development projects generally lasted less than six months. Costs incurred to maintain wells and related equipment are charged to expense as incurred.

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

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

The following table sets forth summary information regarding our oil and natural gas sales, net production sold, average sales prices and production costs and expenses for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
(dollars in thousands, except per unit prices)
Revenue
Oil and Gas Sales	$3,496,782	$3,332,797

Net Production sold
Oil (Bbl)	33,420	28,026
Natural gas (Mcf)	67,231	89,441
Natural gas liquids (Bbl)	3,648	1,023
Total (Boe)	48,273	43,956
Total (Boe/d) (1)	536	488

Average sales prices
Oil ($/Bbl)	$89.90	$95.19
Natural gas ($/Mcf)	5.65	5.03
Natural gas liquids ($/Bbl)	30.82	38.96
Total average price ($/Boe)	$72.43	$71.84

Costs and expenses (per Boe)
Operating costs and marketing	$10.31	$10.26
Production taxes	5.46	3.05
Depreciation, depletion, and amortization	23.53	25.38
Accretion of discount on asset retirement obligation	0.76	0.80
General and administrative expense	4.35	7.34

_________________

(1) Boe/d is calculated based on actual calendar days during the period.

Three months Revenues and Sales Volumes

Oil and Natural Gas Sales Volumes.  During the three months ended March 31, 2014, we had total sales volumes of 48,273 Boe, compared to total sales volumes of 39,166 Boe during the three months ended March 31, 2013.  This increase is primarily attributable to the bringing online of new oil and gas wells in 2013, partially offset by natural production declines for existing wells.

Oil and Natural Gas Sales. During the three months ended March 31, 2014, we had oil and natural gas sales of $3.5 million, as compared to $3.2 million during the three months ended March 31, 2013. This increase is primarily attributable to the bringing online of new oil and gas wells in 2013, partially offset by natural production declines for existing wells.

Costs and Expenses

Operating Costs.  During the quarter ended March 31, 2014, we incurred operating costs of $0.5 million, as compared to $0.5 million during the quarter ended March 31, 2013.

Production Taxes.  Production taxes were $0.3 million for the quarter ended March 31, 2014, as compared to $0.1 million for the quarter ended March 31, 2013, primarily as a result of a different product mix between oil and gas.

Depreciation, Depletion, Amortization and Impairment.  For the quarter ended March 31, 2014, depreciation, depletion, amortization, and impairment was $1.1 million, as compared to $1.1 million for the quarter ended March 31, 2013.

General and Administrative Expense.  General and administrative expense was $0.2 million for the quarter ended March 31, 2014, as compared to $.3 million for the quarter ended March 31, 2013, primarily due to a decrease in rent expense.

Other Expense / Income.   Other expense was $0.2 million for the quarter ended March 31, 2014, as compared to other income of $0.5 million for the quarter ended March 31, 2014.

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

Capital Expenditures

Most of our capital expenditures are for the exploration, development, and production of oil and natural gas reserves. For the three months ended March 31, 2014, we had capital expenditures of approximately $0.5 million for the development of oil and natural gas properties. We anticipate capital expenditures between 2 million and 3 million for the second quarter of 2014. See “Planned Operations” for more information about our planned capital expenditures.

Liquidity

At March 31 2014, we had approximately $27,000 in cash and cash equivalents and $12.2 million outstanding under our line of credit with Independent Bank.  At March 31, 2014, we had working capital of approximately $1.5 million compared to a working capital deficit of approximately $1.8 million at March 31, 2013.

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

The borrowing base under the Credit Facility is determined at the discretion of the Lender based on, among other things, the Lender’s estimated value of the proved reserves attributable to the Borrowers’ oil and natural gas properties that have been mortgaged to the Lender, and is subject to regular redeterminations on September 30 and March 31 of each year, and interim redeterminations described in the Credit Agreement and potentially monthly commitment reductions, in each case which may reduce the amount of the borrowing base. As of March 31, 2014, the borrowers had borrowed $23,800,000 under the Credit Agreement, leaving availability of $6,800,000.

Cash Flows

Net cash used in operating activities was $0.2 million for the three months ended March 31, 2014, compared to net cash provided by operating activities of $3.5 million for the three months ended March 31, 2013.  The decrease in net cash provided by operating activities was primarily due to a $1.2 million profit, $1.1 million of non-cash depletion and depreciation, $0.1 of accounts receivable, offset by ($0.8 million) of accounts payable and ($1.9 million) of accounts receivable related party.

Net cash used in investing activities decreased to $0.5 million for the three months ended March 31, 2014 from $3.4 million for the three months ended March 31, 2013 due to fewer wells being drilled in the period ended March 31, 2014 as compared to the period ended March 31, 2013.

During the three months ended March 31, 2014, there was no net cash used, nor provided, by financing activities as compared to $32,939 provided by financing activities for the three months ended March 31, 2013.

Indebtedness

Line of Credit

On February 5, 2013, the Company entered into a Senior First Lien Secured Credit Agreement with Red Mountain Resources, Inc., Black Rock Capital, Inc. and RMR Operating, LLC and Independent Bank, as Lender.  Red Mountain owns approximately 85% of the outstanding common stock of Cross Border and Black Rock and RMR Operating are wholly owned subsidiaries of Red Mountain.  On February 5, 2013, the Company drew $8,900,000 on the line of credit and used a portion of that draw to fully pay down the TCB line of credit.  On February 28, 2013, the Company drew $2,000,000 and on May 24, 2013, the Company drew a further $1,300,000 on the line of credit and used those funds to pay outstanding accounts payable related to our drilling program.  As of March 31, 2014 the borrowers had borrowed $23,800,000 under the Credit Agreement, leaving $6,200,000 available.

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any off-balance sheet arrangements as defined by Regulation S-K.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

On February 5, 2013, we entered into the Credit Facility, which exposes us to interest rate risk associated with interest rate fluctuations on outstanding borrowings. At March 31, 2014, we had $12.2 million in outstanding borrowings under the Credit Facility. We incur interest on borrowings under the Credit Facility at a rate per annum equal to the greater of (x) the U.S. prime rate as published in The Wall Street Journal’s “Money Rates” table in effect from time to time and (y) 4.0% (4.0 % at March 31, 2014). A hypothetical 10% change in the interest rates we pay on our borrowings under the Credit Facility as of March 31, 2014 would result in an increase or decrease in our interest costs of approximately $49,000 per year.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014.  Based on that evaluation, and as a result of the material weaknesses described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

Please see Note 8 to our unaudited notes to financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Dated: May 20, 2014

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

