Form 10-Q
period 2014-06-30
CROSS BORDER RESOURCES, INC.
filed 2014-08-19
CIK 1373485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 19, 2014, the Registrant had 17,336,226 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Cross Border Resources, Inc.

Balance Sheets

	June 30, 2014 (unaudited)	December 31, 2013
ASSETS

Current Assets
Cash and Cash Equivalents	$904,911	$726,239
Accounts Receivable – Oil and Natural Gas Sales	2,066,454	2,086,239
Accounts Receivable – Related Party	—	24,630
Prepaid Expenses & Other Current Assets	79,275	87,443
Current Tax Asset	19,600	19,600
Total Current Assets	3,070,240	2,944,151

Oil and Gas Properties	57,420,344	56,561,040
Less: Accumulated Depletion, Amortization, and Impairment	(22,812,843)	(20,941,867)
Net Oil and Gas Properties	34,607,501	35,619,173

Other Assets
Other Property and Equipment, net of Accumulated Depreciation of $105,148 and $95,829 in 2014 and 2013, respectively	25,322	34,641
Restricted Cash	233,949	206,087
Deferred financing costs	69,377	91,242
Other Assets	54,324	54,324
Total Other Assets	382,972	386,294

TOTAL ASSETS	$38,060,713	$38,949,618

The accompanying notes are an integral part of these financial statements.

	June 30, 2014 (unaudited)	December 31, 2013
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable - Trade	$726,647	$1,268,257
Accounts Payable – Related Party	135,167	—
Accrued Expenses & Other Payables	203,085	63,101
Derivative Liability	100,762	38,109
Environmental Liability – Current Portion	2,067,175	1,400,000
Asset Retirement Obligation – Current Portion	1,534,045	562,000
Deferred Tax Liability	19,600	19,600
Total Current Liabilities	4,786,481	3,351,067

Non-Current Liabilities
Asset Retirement Obligations, Net of Current Portion	1,596,432	2,952,898
Environmental Liability, Net of Current Portion	—	687,973
Line of Credit	9,200,000	12,200,000
Total Non-Current Liabilities	10,796,432	15,840,871
Total Liabilities	15,582,913	19,191,938

Commitments & Contingencies (Note 8)

Stockholders’ Equity
Common Stock ($0.001 par value; 99,000,000 shares authorized and 17,336,226 issued and outstanding as of June 30, 2014 and as of December 31, 2013, respectively)	17,336	17,336
Additional Paid in Capital	33,462,473	33,462,473
Accumulated Deficit	(11,002,009)	(13,722,129)
Total Stockholders’ Equity	22,477,800	19,757,680

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,060,713	$38,949,618

The accompanying notes are an integral part of these financial statements.

 Cross Border Resources, Inc.

Statements of Operations

	Three Months Ended June 30,
	2014 (unaudited)	2013
Revenues
Oil and gas sales	$3,690,895	$3,461,249

Expenses:
Operating costs	474,893	891,666
Natural gas marketing and transportation expenses	47,695	42,572
Production taxes	312,213	254,241
Depreciation, depletion, amortization, and Impairment	739,941	1,679,138
Accretion expense	114,437	36,723
General and administrative	223,694	263,407
Total expense	1,912,873	3,167,747

Income from operations	1,778,022	293,502

Other income (expense):
Gain (loss) on derivatives	(82,568)	107,635
Interest expense	(137,826)	(160,853)
Total other income (expense)	(220,394)	(53,218)

Income before income taxes	1,557,628	240,284

Current tax benefit	—	—
Deferred tax expense	—	—
Income tax expense	—	—
Net income	$1,557,628	$240,284

Net income per share:
Basic	0.09	0.01
Fully diluted	$0.07	$0.01
Weighted average shares outstanding:
Basic	17,336,226	17,336,226
Fully diluted	21,023,726	21,023,726

The accompanying notes are an integral part of these financial statements.

Cross Border Resources, Inc.

Statements of Operations

	Six Months Ended June 30,
	2014 (unaudited)	2013
Revenues
Oil and gas sales	$7,187,677	$6,794,047

Expenses:
Operating costs	948,085	1,339,097
Natural gas marketing and transportation expenses	72,318	49,140
Production taxes	576,024	388,255
Depreciation, depletion, amortization, and impairment	1,880,296	2,794,639
Accretion expense	151,085	71,702
General and administrative	433,656	596,128
Total expense	4,061,464	5,238,961

Income from operations	3,126,213	1,555,086

Other income (expense):
Loss on derivatives	(133,221)	(22,557)
Gain on settlement of debt	—	858,452
Interest expense	(272,875)	(346,022)
Total other income (expense)	(406,096)	489,873

Income before income taxes	2,720,117	2,044,959

Current tax benefit	—	—
Deferred tax expense	—	—
Income tax expense	—	—
Net income	$2,720,117	$2,044,959

Net income per share:
Basic	$0.16	$0.12
Fully diluted	$0.13	$0.10
Weighted average shares outstanding:
Basic	17,336,226	16,999,085
Fully diluted	21,023,726	20,686,585

The accompanying notes are an integral part of these financial statements.

Cross Border Resources, Inc.

Statements of Cash Flows

	Six Months Ended June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,720,117	$2,044,959
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion, amortization, and impairment	1,880,296	2,794,639
Settlement of environmental liability	(20,798)	(11,842)
Settlement of asset retirement obligations	(3,314)	—
Accretion of asset retirement obligations	151,085	71,702
Amortization of and deferred financing costs	21,865	77,120
Change in derivative instruments	62,653	135,044
Changes in operating assets and liabilities:
Accounts receivable	19,785	(847,051)
Accounts receivable – related party	(135,269)	—
Prepaid expenses and other current assets	8,171	119,787
Accounts payable	(541,610)	445,491
Restricted cash	(27,862)	—
Accrued expenses	139,982	652,412
Interest payable	—	(130,929)
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,275,100	5,360,653

CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures - oil and gas properties	(1,391,496)	(6,862,343)
NET CASH USED IN INVESTING ACTIVITIES	(1,391,496)	(6,862,343)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on line of credit	—	12,200,000
Advances to related party	(2,704,933)	—
Payments on line of credit	—	(8,750,000)
Repayments of notes payable	—	(764,278)
Repayments to creditors	—	(1,352,783)
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(2,704,933)	1,332,939

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	178,671	(168,751)
Cash and cash equivalents, beginning of period	726,239	241,561
Cash and cash equivalents, end of period	$904,911	$72,810

Supplemental disclosures of cash flow information:
Interest paid	$251,009	$241,277
Income taxes paid	$—	$—

NON-CASH TRANSACTIONS
Revisions of asset retirement obligations	$(553,457)	$—
Additions of asset retirement obligations	$22,191	$—
Reduction of principal on line of credit in exchange for advances to related party	$3,000,000	$—

The accompanying notes are an integral part of these financial statements.

Cross Border Resources, Inc.

 Notes to Financial Statements

1.   Organization

Nature of Operations

Cross Borders Resources, Inc. (the “Company”) is an independent natural gas and oil company engaged in the exploration, development, exploitation, and acquisition of natural gas and oil reserves in North America.  The Company’s area of focus is the State of New Mexico, particularly southeastern New Mexico.  The Company has two wholly-owned subsidiaries, which are inactive: Doral West Corporation and Pure Energy Operating, Inc., and accordingly are not consolidated in these financial statements.

2.   Summary of Significant Accounting Policies

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information in accordance with Article 8 or Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2014 are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the periods ended December 31, 2013 filed in its annual report on Form 10-K filed with the Securities and Exchange Commission.

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

Financial instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and long-term debt, approximate fair value as of June 30, 2014 and December 31, 2013.

Oil and natural gas properties

The Company follows the successful efforts method of accounting for its oil and natural gas producing activities.  Costs to acquire mineral interests in oil and natural gas properties and to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells are capitalized pending determination of whether the wells have proved reserves. If the Company determines that the wells do not have proved reserves, the costs are charged to expense. There were no exploratory wells capitalized pending determination of whether the wells have proved reserves at June 30, 2014 or December 31, 2013. Geological and geophysical costs, including seismic studies and costs of carrying and retaining unproved properties, are charged to expense as incurred. The Company capitalizes interest on expenditures for significant exploration and development projects that last more than six months while activities are in progress to bring the assets to their intended use. Through June 30, 2014, the Company had capitalized no interest costs because its exploration and development projects generally lasted less than six months. Costs incurred to maintain wells and related equipment are charged to expense as incurred.

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

“Accounts receivable—oil and natural gas sales” consist of uncollateralized accrued revenues due under normal trade terms, generally requiring payment within 30 to 60 days of production. “Accounts receivable—other” consist of amounts owed from interest owners of the Company’s operated wells.  No interest is charged on past-due balances. Payments made on all accounts receivable are applied to the earliest unpaid items. The Company reviews accounts receivable periodically and reduces the carrying amount by a valuation allowance that reflects its best estimate of the amount that may not be collectible.  There was no reserve for bad debts as of June 30, 2014 or December 31, 2013.

Other property and equipment

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

Business combinations

The Company follows ASC 805, Business Combinations (“ASC 805”), and ASC 810-10-65, Consolidation (“ASC 810-10-65”). ASC 805 requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “fair value.” The statement applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under ASC 805, all business combinations will be accounted for by applying the acquisition method. Accordingly, transaction costs related to acquisitions are to be recorded as a reduction of earnings in the period they are incurred and costs related to issuing debt or equity securities that are related to the transaction will continue to be recognized in accordance with other applicable rules under U.S. GAAP. ASC 810-10-65 requires non-controlling interests to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. The statement applies to the accounting for non-controlling interests and transactions with non-controlling interest holders in consolidated financial statements.

Earnings per common share

The Company reports basic earnings per common share, which excludes the effect of potentially dilutive securities, and diluted earnings per common share, which includes the effect of all potentially dilutive securities, unless their impact is anti-dilutive.

Recently issued accounting pronouncements

In May 2014, FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our financial statements and have not yet determined the method by which we will adopt the standard in 2017.

3 – Asset retirement obligations

The following is a description of the changes to the Company’s AROs for the periods ended June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013

Asset retirement obligations at beginning of period	$3,514,898	$3,317,358
Loss on settlement	(926)	—
Settlement of liabilities	(3,314)	(2,114)
Revision of previous estimates	(553,457)	—
Accretion expense	151,085	148,364
Additions	22,191	51,290
Asset retirement obligations at end of period	$3,130,477	$3,514,898
Less: current portion	1,534,045	562,000
Long-term portion	$1,596,432	$2,952,898

4 – Property and equipment

Oil and natural gas properties

The following table sets forth the capitalized costs under the successful efforts method for oil and natural gas properties:

	June 30,	December 31,
	2014	2013

Oil and natural gas properties	$57,420,344	$56,561,040
Less accumulated depletion, amortization and impairment	(22,812,843)	(20,941,867)
Net oil and natural gas properties capitalized costs	$34,607,501	$35,619,173

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

Other property and equipment

The historical cost of other property and equipment, presented on a gross basis with accumulated depreciation, is summarized as follows:

	June 30,	December 31,
	2014	2013

Other property and equipment	$130,470	$130,470
Less accumulated depreciation	(105,148)	(95,829)
Net property and equipment	$25,322	$34,641

5 – Stockholders’ equity and earnings per share

2011 Equity Financing

Issuance of Common Shares to Settle Creditors Payable

On February 28, 2013, the Company entered into settlement agreements with two of the creditors payable arising out of the 2002 bankruptcy of Pure Energy Group, Inc., the predecessor to the Company. The Company paid the creditors $633,975 in cash and the Company’s largest shareholder, Red Mountain Resources, Inc. (“RMR”), issued approximately 750,000 shares of its common stock to the creditors in settlement of the claims. In return for RMR issuing its shares to the creditors payable, the Company issued RMR 422,650 shares of its common stock.

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

6 – Related party transactions

During the year ended December 31, 2013, RMR incurred approximately $3,000,000 for general and administrative expenses and operating costs on the Company’s behalf, all of which was repaid at December 31, 2013. Effective June 30, 2014, RMR assumed the Company's obligations with respect to $3,000,000 of the Company's outstanding borrowings under the Credit Facility (as defined below) in exchange for the satisfaction and discharge of a $2,900,000 intercompany payable from RMR to the Company. As of June 30, 2014, the Company owed RMR $135,167 for expenses incurred by RMR on behalf of the Company.

7 – Long term debt

Operating Line of Credit

On February 5, 2013, the Company entered into a Senior First Lien Secured Credit Agreement with RMR, Black Rock Capital, Inc. and RMR Operating, LLC, as borrowers (the “Borrowers”) and Independent Bank, as Lender, providing for an up to $100,000,000 credit facility (the “Credit Facility”). RMR owns approximately 83% of the outstanding common stock of Cross Border, and Black Rock and RMR Operating are wholly owned subsidiaries of RMR. On February 5, 2013, the Company drew $8,900,000 on the line of credit and used those funds to pay off its prior line of credit and associated accrued interest. On February 29, 2013, the Company drew $2,000,000 and on May 24, 2013, the Company drew a further $1,300,000 on the line of credit and used those funds to pay accounts payable related to the drilling program. Effective June 30, 2014, RMR assumed the Company’s obligations with respect to $3,000,000 of the Company’s outstanding borrowings under the Credit Facility in exchange for the satisfaction and discharge of a $2,900,000 intercompany payable from RMR to the Company.

The borrowing base under the Credit Facility is determined at the discretion of the Lender based on, among other things, the Lender’s estimated value of the proved reserves attributable to the Borrowers’ oil and natural gas properties that have been mortgaged to the Lender, and is subject to regular redeterminations on September 30 and March 31 of each year, and interim redeterminations described in the Credit Agreement and potentially monthly commitment reductions, in each case which may reduce the amount of the borrowing base. As of June 30, 2014, the borrowers had borrowed a total of $26,800,000. As of June 30, 2014, the borrowing base was $30,000,000 million, leaving $3,200,000 of availability.

8 – Commitments and contingencies

Litigation

The Company, the Company’s former Chief Executive Officer, and the Company’s former Chief Operating Officer are party to a lawsuit with a former employee. On May 4, 2011, Clifton M. (Marty) Bloodworth initially filed a lawsuit in the State District Court of Midland County, Texas, against Doral West Corp. d/b/a Doral Energy Corp. (the predecessor entity of Cross Border) (“Doral Energy”) and Everett Willard Gray II, the Company’s former Chief Executive Officer. Mr. Bloodworth later amended his lawsuit to name Horace Patrick Seale, the Company’s former Chief Operating Officer, as an additional defendant. Mr. Bloodworth generally alleges that Mr. Gray and Mr. Seale, as agents of the Company, made false representations which induced Mr. Bloodworth to enter into an employment contract that was subsequently breached by the Company. The claims that Mr. Bloodworth has alleged are: breach of his employment agreement with Doral Energy, fraud in the inducement and common law fraud, civil conspiracy, breach of fiduciary duty, and violation of the Texas Deceptive Trade Practices-Consumer Protection Act. Mr. Bloodworth is seeking damages of approximately $280,000. Mr. Gray, Mr. Seale and the Company deny that Mr. Bloodworth’s claims have any merit.

The Company was previously party to an engagement letter, dated February 7, 2012 (the “Engagement Letter”), with KeyBanc Capital Markets Inc. (“KeyBanc”) pursuant to which KeyBanc was to act as exclusive financial advisor to the Company’s Board of Directors in connection with a possible “Transaction” (as defined in the Engagement Letter). The Engagement Letter was formally terminated by the Company on August 21, 2012. The Engagement Letter provided that KeyBanc would be entitled to a fee upon consummation of a Transaction within a certain period of time following termination of the Engagement Letter. On May 16, 2013, KeyBanc delivered an invoice to the Company in the amount of $751,334, representing amounts purportedly owed by the Company to KeyBanc as a result of the consummation of a purported Transaction that KeyBanc asserts had been consummated within the required time period. The Company disputes that any Transaction was consummated and that KeyBanc is entitled to any fees or out-of-pocket expenses. The Company filed a complaint seeking (i) a declaration that it is not liable to KeyBanc for any amounts in connection with the Engagement Letter, (ii) attorneys’ fees, and (iii) costs of suit. KeyBanc filed a counterclaim seeking (i) at least $750,000 in compensatory damages, (ii) interest, (iii) expenses and court costs, and (iv) reasonable and necessary attorneys’ fees. The matter was originally filed in the 44th Judicial District Court for the State of Texas, Dallas County but was subsequently removed to the United States District Court for the Northern District of Texas, Dallas Division. The Company and KeyBanc filed motions for summary judgment. On August 4, 2014, the court granted in part and denied in part KeyBanc’s motion for summary judgment, narrowing the unresolved issue for trial to whether or not RMR’s acquisitions of the Company’s common stock were a “series of related transactions” within the meaning of the Engagement Letter. The matter could go to trial as early as September 2014. The Company intends to vigorously defend the action.

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

As of June 30, 2014 and December 31, 2013, the Company had approximately $2.1 million in environmental remediation liabilities related to the Company’s operated Tom Tom and Tomahawk fields located in Chaves and Roosevelt counties in New Mexico. In February 2013, the Bureau of Land Management (“BLM”) accepted the Company’s remediation plan for the Tom Tom and Tomahawk fields. The Company is working in conjunction with the BLM to initiate remediation on a site-by-site basis. This is management’s best estimate of the costs of remediation and restoration with respect to these environmental matters, although the ultimate cost could differ materially. Inherent uncertainties exist in these estimates due to unknown conditions, changing governmental regulation, and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. The Company expects to incur the remaining costs during the next year.

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

At June 30, 2014, the Company had a net derivative liability of $100,762, as compared to a net derivative liability of $38,109 at December 31, 2013.  The change in net derivative asset/liability is recorded as non-cash mark-to-market income or loss.  Mark-to-market losses of $62,653 were recorded in the six months ended June 30, 2014 as compared to mark-to-market income of $283,831 during the twelve months ended December 31, 2013.  Net realized hedge settlement loss for the six months ended June 30, 2014 was $70,568 as compared to net realized hedge settlement loss of $14,062 for the twelve months ended December 31, 2013.  The combination of these two components of derivative expense/income is reflected in “Other Income (Expense)” on the Statements of Operations as “Gain (loss) on derivatives.”

As of June 30, 2014 and December 31, 2013, the Company had crude oil swaps in place relating to a total of 2,000 Bbls and 3,000 Bbls, respectively, per month, as follows:

				Price	Volumes	Fair Value of Outstanding Derivative Contracts (1) as of
Transaction				Per	Per	June 30,	December 31,
Date	Type (2)	Beginning	Ending	Unit	Month	2014	2013
November 2011	Swap	12/01/2011	11/30/2014	$ 93.50	2,000	(100,762)	(62,730)
February 2012	Swap	03/01/2012	02/28/2014	$106.50	1,000	—	24,621
						$(100,762)	$(38,109)

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

The following tables summarize the valuation of the Company’s financial assets and liabilities at June 30, 2014 and December 31, 2013:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant or Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at June 30, 2014
Liabilities
Environmental liability	$—	$—	$(2,067,175)	$(2,067,175)
Asset retirement obligations (non-recurring)	$—	$—	$(3,130,477)	$(3,130,477)
Commodities Derivative	$—	$(100,762)	$—	$(100,762)
Total	$—	$(100,762)	$(5,197,652)	$(5,298,414)

	Fair Value Measurements at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant or Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2013
Assets:
Commodities derivatives	$—	$3,504	$—	$3,504
Total	$—	$3,504	$—	$3,504

Liabilities:
Environmental liability	$—	$—	$(2,087,973)	$(2,087,973)
Commodities derivatives	—	(38,109)		(38,109)
Asset retirement obligations (non-recurring)	—	—	(3,514,898)	(3,514,898)
Total	$—	$(38,109)	$(5,602,871)	$(5,640,980)

The following is a summary of changes to fair value measurements using Level 3 inputs during the six months ended June 30, 2014:

Environmental Liability
Balance, December 31, 2013	$2,087,973
Acquisitions	—
Settlement of liabilities	20,798
Revisions of previous estimates	—
Balance, June 30, 2014	$2,067,175

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Current development of our acreage is focused on our prospective Bone Spring acreage located in the heart of the 1st and 2nd Bone Spring play. This play encompasses approximately 4,390 square miles across both New Mexico and Texas. We currently own varying, non-operated working interests in both Eddy and Lea Counties, New Mexico, along with our working interest partners that include Apache Corp., Mewbourne Oil Company, Concho Resources Inc., COG Operating LLC, LRE Operating, LLC, XTO Energy Inc., Cimarex Energy Co., and Occidental Petroleum Corporation all having significant footprints within this play, and are adding to those footprints through lease and corporate acquisitions.

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

On January 28, 2013, Red Mountain Resources, Inc. (“Red Mountain”) closed the acquisition of 5,091,210 shares of our common stock, bringing its total ownership to approximately 78% of the outstanding common stock of the company.  Prior to the acquisition, Red Mountain owned 47% of our outstanding common stock.  As of the date of this report, Red Mountain owns approximately 83% of our outstanding common stock.  As a result of that transaction, our results are consolidated in Red Mountain’s financial statements.

Second Quarter 2014 Operational Update

During the three months ended June 30, 2014, Cross Border completed three wells (0.4 net). One of these, Zircon 12/7 GF Federal Com 1H, a horizontal 2nd Bone Spring well in the Turkey Track area, was completed in May 2014, and achieved a maximum 24-hour rate of 1,188 Boe/d (89% oil) and a 10-day average rate of 1,028 Boe/d (87% oil). Cross Border owns an approximately 16% working interest and 13% net revenue interest in the well, which is operated by Mewbourne Oil Company. We spudded another well in the Turkey Track area in June, and it was recently completed. This well, Zircon 2 B1EH State 2H, is our first in the area targeting the 1st Bone Spring.

We also completed two vertical Yeso wells in the Red Lake area, Southern Union 30G State 3 and Horseshoe State 3. We own approximately 14% working interest and 12% net revenue interest in Southern Union 30G State 3 and approximately 13% working interest and 9% net revenue interest in Horseshoe State 3. Both wells are operated by LRE Operating. Early production rates from the wells were 137 Boe/d (88% oil) and 140 Boe/d (86% oil), respectively.

Towards the end of the quarter, we commenced our Tom Tom workover program. The first phase of the first workover was an acid treatment on Strange Federal 1, a well in which we own 100% working interest and approximately 75% net revenue interest. Production increased by approximately 5 Bbl/d in the month following the treatment. The next phase of the workover is a fracture stimulation, which is scheduled for early fiscal 2015.

Planned Operations

In the remainder of 2014, we plan to spend between $7 and $10 million to drill and complete wells, re-enter and complete wells, or improve infrastructure. The majority of this capital will be focused on the Tom Tom area, where we will continue to remediate the field and improve production from existing wells. We plan to reenter 23 wells (20.0 net) in the Tom Tom area. In our non-operated areas, we anticipate completing 6 new wells (0.6 net) before the end of the year. These wells have various targets, including 1st Bone Spring, 2nd Bone Spring, 3rd Bone Spring, and Yeso reservoirs. We expect to finance these activities with cash flow generated from operations and availability under our line of credit with Independent Bank.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. Our significant accounting policies are described in “Note 2—Summary of Significant Accounting Policies” to our financial statements included in this Quarterly Report on Form 10-Q. We have identified below policies that are of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. These estimates are based on historical experience, information received from third parties, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our financial statements.

Oil and Gas Properties

We follow the successful efforts method of accounting for our oil and natural gas producing activities.  Costs to acquire mineral interests in oil and natural gas properties and to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells are capitalized pending determination of whether the wells have proved reserves. If we determine that the wells do not have proved reserves, the costs are charged to expense. There were no exploratory wells capitalized pending determination of whether the wells have proved reserves at June 30, 2014 or December 31, 2013. Geological and geophysical costs, including seismic studies and costs of carrying and retaining unproved properties, are charged to expense as incurred. We capitalize interest on expenditures for significant exploration and development projects that last more than six months while activities are in progress to bring the assets to their intended use. Through June 30, 2014, we had capitalized no interest costs because our exploration and development projects generally lasted less than six months. Costs incurred to maintain wells and related equipment are charged to expense as incurred.

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

Recent Accounting Pronouncements

In May 2014, FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

Results of Operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

The following table sets forth summary information regarding our oil and natural gas sales, net production sold, average sales prices and production costs and expenses for the three months ended June 30, 2014 and 2013.

	Three Months Ended June 30,
	2014	2013

Revenue
Oil and Gas Sales (in thousands)	$3,691	$3,461

Net Production sold
Oil (Bbl)	33,250	35,601
Natural gas (Mcf)	77,075	56,550
Natural gas liquids (Bbl)	3,733	1,986
Total (Boe)	49,829	47,012
Total (Boe/d) (1)	554	517

Average sales prices
Oil ($/Bbl)	$93.19	$89.34
Natural gas ($/Mcf)	5.99	4.86
Natural gas liquids ($/Bbl)	34.97	25.21
Total average price ($/Boe)	$74.07	$73.62

Costs and expenses (per Boe)
Operating costs and marketing	$9.53	$18.97
Production taxes	6.27	5.41
Depreciation, depletion, amortization and impairment	14.85	35.72
Accretion of discount on asset retirement obligation	2.30	0.78
General and administrative expense	4.49	5.60

(1) Boe/d is calculated based on actual calendar days during the period.

Three months Revenues and Sales Volumes

Oil and Natural Gas Sales Volumes.  During the three months ended June 30, 2014, we had total sales volumes of 49,829 Boe, compared to total sales volumes of 47,012 Boe during the three months ended June 30, 2013.  This increase is primarily attributable to production from new wells, partially offset by natural decline in production.

Oil and Natural Gas Sales. During the three months ended June 30, 2014, we had oil and natural gas sales of $3.7 million, as compared to $3.5 million during the three months ended June 30, 2013.

Costs and Expenses

Operating Costs.  During the three months ended June 30, 2014, we incurred operating costs of $0.5 million, as compared to $0.9 million during the three months ended June 30, 2013.

Production Taxes.  Production taxes were $0.3 million for the three months ended June 30, 2014, as compared to $0.3 million for the three months ended June 30, 2013.

Depreciation, Depletion, Amortization and Impairment.  For the three months ended June 30, 2014, depreciation, depletion, amortization, and impairment was $0.7 million, as compared to $1.7 million for the quarter ended June 30, 2013. The lower depletion is primarily a result of lower capitalized asset retirement costs as a result of a decrease to the asset retirement obligation and higher reserves in certain of our fields.

General and Administrative Expense.  General and administrative expense was $0.2 million for the three months ended June 30, 2014, as compared to $0.3 million for the three months ended June 30, 2013.

Other Income (Expense).   Other expense was $0.2 million for the three months ended June 30, 2014, as compared to other expense of approximately $53,000 for the three months ended June 30, 2013. The difference is primarily attributable to an increase in loss on derivatives of approximately $190,000, partially offset by lower interest expense for the three months ended June 30, 2014.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

The following table sets forth summary information regarding our oil and natural gas sales, net production sold, average sales prices and production costs and expenses for the six months ended June 30, 2014 and 2013.

	Six Months Ended June 30,
	2014	2013

Revenue
Oil and Gas Sales (in thousands)	$7,187	$6,794

Net Production sold
Oil (Bbl)	66,670	63,628
Natural gas (Mcf)	144,307	145,992
Natural gas liquids (Bbl)	7,381	3,007
Total (Boe)	98,101	90,967
Total (Boe/d) (1)	542	503

Average sales prices
Oil ($/Bbl)	$91.54	$91.91
Natural gas ($/Mcf)	5.83	4.97
Natural gas liquids ($/Bbl)	32.92	29.91
Total average price ($/Boe)	$73.26	$79.49

Costs and expenses (per Boe)
Operating costs and marketing	$9.66	$14.72
Production taxes	5.87	4.27
Depreciation, depletion, amortization and impairment	19.17	30.72
Accretion of discount on asset retirement obligation	1.54	0.79
General and administrative expense	4.42	6.55

(1) Boe/d is calculated based on actual calendar days during the period.

Six months Revenues and Sales Volumes

Oil and Natural Gas Sales Volumes.  During the six months ended June 30, 2014, we had total sales volumes of 98,101 Boe, compared to total sales volumes of 90,967 Boe during the six months ended June 30, 2013.  This increase is primarily attributable to production from new wells partially offset by natural declines in production.

Oil and Natural Gas Sales. During the six months ended June 30, 2014, we had oil and natural gas sales of $7.2 million, as compared to $6.8 million during the six months ended June 30, 2013, primarily as a result of production from new wells partially offset by natural declines in production.

Costs and Expenses

Operating Costs.  During the six months ended June 30, 2014, we incurred operating costs of $0.9 million, as compared to $1.4 million during the six months ended June 30, 2013, primarily as a result of lower workover expenditures.

Production Taxes.  Production taxes were $0.6 million for the six months ended June 30, 2014, as compared to $0.4 million for the six months ended June 30, 2013, primarily as a result of a different product mix.

Depreciation, Depletion, Amortization and Impairment.  For the six months ended June 30, 2014, depreciation, depletion, amortization, and impairment was $1.9 million, as compared to $2.8 million for the six months ended June 30, 2013. The lower depletion is primarily a result of lower capitalized asset retirement costs as a result of a decrease to the asset retirement obligation and higher reserves in certain of our fields.

General and Administrative Expense.  General and administrative expense was $0.4 million for the six months ended June 30, 2014, as compared to $0.6 million for the six months ended June 30, 2013.  The decrease is primarily attributable to lower professional fees and rent expense.

Other Income (Expense).   Other expense was $0.4 million for the six months ended June 30, 2014, as compared to other income of $0.5 million for the six months ended June 30, 2013. The increase in other expense is primarily attributable to gain on settlement of debt of approximately $0.9 million for the six months ended June 30, 2013 with no corresponding gain during the six months ended June 30, 2014 and an increase in loss on derivatives of approximately $0.1 million, slightly offset by a decrease in interest expense.

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

Capital Expenditures

Most of our capital expenditures are for the exploration, development, and production of oil and natural gas reserves. For the six months ended June 30, 2014, we had capital expenditures of approximately $1.4 million for the development of oil and natural gas properties. We anticipate capital expenditures of between $7 million and $10 million for the remainder of 2014. See “Planned Operations” for more information about our planned capital expenditures.

Liquidity

At June 30 2014, we had approximately $1.0 million in cash and cash equivalents and $9.2 million outstanding under our line of credit with Independent Bank.  At June 30, 2014, we had working capital deficit of approximately $1.7 million compared to a working capital deficit of approximately $1.3 million at June 30, 2013.

Cash Flows

Net cash provided by operating activities was $4.3 million for the six months ended June 30, 2014, compared to net cash provided by operating activities of $5.4 million for the six months ended June 30, 2013.  The decrease in net cash provided by operating activities was primarily due to a $2.7 million profit, $1.9 million of non-cash depletion and depreciation, and $0.6 million changes in working capital.

Net cash used in investing activities decreased to $1.4 million for the six months ended June 30, 2014 from $6.9 million for the six months ended June 30, 2013 due to fewer wells being drilled in the period ended June 30, 2014 as compared to the period ended June 30, 2013.

During the six months ended June 30, 2014, net cash used in financing was $2.7 million compared to net cash provided by financing of $1.3 million for the six months ended June 30, 2013, primarily related to borrowings on our line of credit during the six months ended June 30, 2013 compared to no borrowings during the six months ended June 30, 2014.

Indebtedness

Line of Credit

On February 5, 2013, the Company entered into a Senior First Lien Secured Credit Agreement with RMR, Black Rock Capital, Inc. and RMR Operating, LLC, as borrowers (the “Borrowers”) and Independent Bank, as Lender, providing for an up to $100,000,000 credit facility (the “Credit Facility”). RMR owns approximately 83% of the outstanding common stock of Cross Border, and Black Rock and RMR Operating are wholly owned subsidiaries of RMR. On February 5, 2013, the Company drew $8,900,000 on the line of credit and used those funds to pay off its prior line of credit and associated accrued interest. On February 29, 2013, the Company drew $2,000,000 and on May 24, 2013, the Company drew a further $1,300,000 on the line of credit and used those funds to pay accounts payable related to the drilling program. Effective June 30, 2014, RMR assumed the Company’s obligations with respect to $3,000,000 of the Company’s outstanding borrowings under the Credit Facility in exchange for the satisfaction and discharge of a $2,900,000 intercompany payable from RMR to the Company.

The borrowing base under the Credit Facility is determined at the discretion of the Lender based on, among other things, the Lender’s estimated value of the proved reserves attributable to the Borrowers’ oil and natural gas properties that have been mortgaged to the Lender, and is subject to regular redeterminations on September 30 and March 31 of each year, and interim redeterminations described in the Credit Agreement and potentially monthly commitment reductions, in each case which may reduce the amount of the borrowing base. As of June 30, 2014, the borrowers had borrowed a total of $26,800,000. As of June 30, 2014, the borrowing base was $30,000,000 million, leaving $3,200,000 of availability.

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any off-balance sheet arrangements as defined by Regulation S-K.

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

Interest Rate Risk

On February 5, 2013, we entered into the Credit Facility, which exposes us to interest rate risk associated with interest rate fluctuations on outstanding borrowings. At June 30, 2014, we had $9.2 million in outstanding borrowings under the Credit Facility. We incur interest on borrowings under the Credit Facility at a rate per annum equal to the greater of (x) the U.S. prime rate as published in The Wall Street Journal’s “Money Rates” table in effect from time to time and (y) 4.0% (4.0% at June 30, 2014). A hypothetical 10% change in the interest rates we pay on our borrowings under the Credit Facility as of June 30, 2014 would result in an increase or decrease in our interest costs of approximately $49,000 per year.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2014, we engaged an accounting firm with significant public company internal control experience to identify improvements to each of our main business and accounting processes that affect the preparation of our financial statements. The accounting firm and management reviewed each business and accounting process and designed and implemented preventive and detective internal controls. We tested the new internal controls and deem them to be effective as of June 30, 2014.

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

The exhibits required to be filed by this Item 6 are set forth in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROSS BORDERS RESOURCES, INC.
Dated: August 19, 2014

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

