Form 10-Q
period 2014-09-30
CROSS BORDER RESOURCES, INC.
filed 2015-05-15
CIK 1373485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

☐  Yes     ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes     ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of May 15, 2015, the Registrant had 17,336,226 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Cross Border Resources, Inc.

Balance Sheets

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS

Current Assets
Cash and Cash Equivalents	$425,565	$726,239
Accounts Receivable – Oil and Natural Gas Sales	1,632,398	2,086,239
Accounts Receivable – Related Party	1,558,772	24,630
Derivative Asset	12,028	—
Prepaid Expenses & Other Current Assets	75,436	87,443
Assets Held for Sale	14,951,977	—
Deferred Tax Asset	19,600	19,600
Total Current Assets	18,675,776	2,944,151

Oil and Gas Properties	26,352,612	56,561,040
Less: Accumulated Depletion, Amortization, and Impairment	(11,850,634)	(20,941,867)
Net Oil and Gas Properties	14,501,978	35,619,173

Other Assets
Other Property and Equipment, net of Accumulated Depreciation of $110,278 and $95,828 in 2014 and 2013, respectively	20,192	34,641
Restricted Cash	233,949	206,087
Deferred financing costs	58,444	91,242
Other Assets	54,324	54,324
Total Other Assets	366,909	386,294

TOTAL ASSETS	$33,544,663	$38,949,618

The accompanying notes are an integral part of these financial statements.

	September 30,	December 31,
	2014	2013
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable - Trade	$1,725,483	$1,268,257
Accrued Expenses & Other Payables	291,129	63,101
Derivative Liability	—	38,109
Environmental Liability – Current Portion	2,057,175	1,400,000
Liabilities associated with ARO on Assets Held for Sale	1,576,522	—
Line of Credit	9,200,000	—
Deferred Tax Liability	19,600	19,600
Total Current Liabilities	14,869,909	2,789,067

Non-Current Liabilities
Asset Retirement Obligations	1,576,521	3,514,898
Environmental Liability, Net of Current Portion	—	687,973
Line of Credit	—	12,200,000
Litigation Settlement Payable	600,000	—
Total Non-Current Liabilities	2,176,521	16,402,871
Total Liabilities	17,046,430	19,191,938

Commitments & Contingencies (Note 9)

Stockholders’ Equity
Common Stock ($0.001 par value; 99,000,000 shares authorized and 17,336,226 issued and outstanding as of September 30, 2014 and as of December 31, 2013)	17,336	17,336
Additional Paid in Capital	33,462,473	33,462,473
Accumulated Deficit	(16,981,576)	(13,722,129)
Total Stockholders’ Equity	16,498,233	19,757,680

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,544,663	$38,949,618

The accompanying notes are an integral part of these financial statements.

 Cross Border Resources, Inc.

Statements of Operations

	Three Months Ended September 30,
	2014	2013
	(unaudited)	(unaudited)
Revenues
Oil and gas sales	$2,961,729	$3,430,100

Expenses:
Operating costs	594,847	532,443
Natural gas marketing and transportation expenses	12,541	16,750
Production taxes	249,273	388,546
Depreciation, depletion, amortization, and Impairment	6,943,555	1,082,315
Accretion expense	17,650	37,982
General and administrative	203,866	251,551
Total expense	8,021,732	2,309,587

Income (loss) from operations	(5,060,003)	1,120,513

Other income (expense):
Gain (loss) on derivatives	88,068	(304,858)
Loss on settlement of litigation	(900,000)	—
Interest expense	(107,632)	(142,122)
Miscellaneous other income (expense)	—	—
Total other income (expense)	(919,564)	(446,980)

Income (loss) before income taxes	(5,979,567)	673,533

Current tax benefit	(—)	(—)
Deferred tax expense	—	—
Income tax expense	—	—
Net income (loss)	$(5,979,567)	$673,533

Net income (loss) per share:
Basic	(0.37)	0.04
Fully diluted	$(0.30)	$0.03
Weighted average shares outstanding:
Basic	17,336,226	17,336,226
Fully diluted	21,023,726	21,023,726

The accompanying notes are an integral part of these financial statements.

Cross Border Resources, Inc.

Statements of Operations

	Nine Months Ended September 30,
	2014	2013
	(unaudited)	(unaudited)
Revenues
Oil and gas sales	$10,149,406	$10,224,147

Expenses:
Operating costs	1,542,932	1,865,199
Natural gas marketing and transportation expenses	84,859	65,890
Production taxes	825,297	783,141
Depreciation, depletion, amortization, and Impairment	8,823,851	3,876,954
Accretion expense	168,735	109,684
General and administrative	637,522	847,677
Total expense	12,083,196	7,548,545

Income (loss) from operations	(1,933,790)	2,675,602

Other income (expense):
Gain (loss) on derivatives	(45,153)	(327,415)
Gain (loss) on settlement of debt	—	858,452
Loss on settlement of litigation	(900,000)	—
Interest expense	(380,507)	(488,144)
Total other income (expense)	(1,325,660)	42,893

Income (loss) before income taxes	(3,259,450)	2,718,495

Current tax benefit	(—)	(—)
Deferred tax expense	—	—
Income tax expense	—	—
Net income (loss)	$(3,259,450)	$2,718,495

Net income (loss) per share:
Basic	(0.21)	0.16
Fully diluted	$(0.18)	$0.13
Weighted average shares outstanding:
Basic	17,336,226	17,112,700
Fully diluted	21,023,726	20,800,200

The accompanying notes are an integral part of these financial statements.

Cross Border Resources, Inc.

Statements of Cash Flows

	Nine Months Ended September 30,
	2014	2013
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,259,450)	$2,718,495
Adjustments to reconcile net income (loss) to cash used by operating activities:
Depreciation, depletion, amortization, and impairment	8,823,851	3,876,954
Gain on settlement of creditors liability	—	(350,800)
Gain on conversion of notes payable	—	(485,416)
Settlement of environmental liability	(20,798)	(13,167)
Accretion of asset retirement obligations	168,735	109,684
Amortization of deferred financing costs	32,798	(1,130)
Change in derivative instruments	(50,137)	383,180
Changes in operating assets and liabilities:
Accounts receivable	622,102	140,051
Accounts receivable – related party	(1,534,142)	—
Prepaid expenses and other current assets	(184,112)	369,380
Accounts payable	457,226	(781,646)
Restricted cash	—	(206,087)
Accrued expenses	218,026	142,738
Litigation payable	600,000	—
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	5,874,099	5,902,236

CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures - oil and gas properties	(3,174,773)	(7,954,272)
NET CASH USED IN INVESTING ACTIVITIES	(3,174,773)	(7,954,272)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on line of credit	—	12,200,000
Reduction of principal on line of credit	(3,000,000)	—
Payments on line of credit	(—)	(8,750,000)
Repayments to creditors	(—)	(660,911)
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(3,000,000)	2,789,089

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(300,674)	737,053
Cash and cash equivalents, beginning of period	726,239	241,561
Cash and cash equivalents, end of period	$425,565	$978,614

Supplemental disclosures of cash flow information:
Interest paid	$347,708	$398,040

NON-CASH TRANSACTIONS
Revisions of ARO	$(554,383)	$—
Issuance of common stock to settle liability	$—	(692,967)
Additions of ARO	$22,191	$26,740

 The accompanying notes are an integral part of these financial statements.

 Cross Border Resources, Inc.

Unaudited Notes to Financial Statements

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

2.    Going Concern

At September 30, 2014, the Company had working capital of $3,805,867 (including Assets Held for Sale of $14,951,977) and outstanding debt of $9,200,000 (consisting of a line of credit).  The company would have a working capital deficit of $9,569,588 (excluding Assets Held for Sale, Net of ARO Liabilities associated with the Assets Held for Sell).  The Company was not in compliance with the covenants of its line of credit with Independent Bank and had no availability under this line of credit.   The Company currently does not have sufficient funds to repay these obligations. The Company is exploring available financing options, including the sale of debt, equity, or assets. If the Company is unable to finance its operations on acceptable terms or at all, its business, financial condition and results of operations may be materially and adversely affected. As a result of these conditions, there is substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.    Summary of Significant Accounting Policies

 In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of consolidated financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on April 15, 2014. The accounting policies are described in the “Notes to Financial Statements” in the 2013 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (U.S. GAAP). The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Financial instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and long-term debt, approximate fair value as of September 30, 2014 and December 31, 2013.

Oil and natural gas properties

The Company follows the successful efforts method of accounting for its oil and natural gas producing activities. Costs to acquire mineral interests in oil and natural gas properties and to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells are capitalized pending determination of whether the wells have proved reserves. If the Company determines that the wells do not have proved reserves, the costs are charged to expense. There were no exploratory wells capitalized pending determination of whether the wells have proved reserves at September 30, 2014 or December 31, 2013. Geological and geophysical costs, including seismic studies and costs of carrying and retaining unproved properties, are charged to expense as incurred. The Company capitalizes interest on expenditures for significant exploration and development projects that last more than six months while activities are in progress to bring the assets to their intended use. Through September 30, 2014, the Company had capitalized no interest costs because its exploration and development projects generally lasted less than six months. Costs incurred to maintain wells and related equipment are charged to expense as incurred.

On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion and amortization are eliminated from the property accounts, and the resulting gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion and amortization, with a resulting gain or loss recognized in income.

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

For the three and nine months ended September 30, 2014, the Company recorded an impairment charge of $6,500,000 against our oil and gas properties.

Revenue and accounts receivable

The Company recognizes revenue for its production when the quantities are delivered to, or collected by, the purchaser. Prices for such production are generally defined in sales contracts and are readily determinable based on certain publicly available indices. All transportation costs are included in lease operating expense.

Accounts receivable—oil and natural gas sales consist of uncollateralized accrued revenues due under normal trade terms, generally requiring payment within 30 to 60 days of production. Accounts receivable—other consist of amounts owed from interest owners of the Company’s operated wells. No interest is charged on past-due balances. Payments made on all accounts receivable are applied to the earliest unpaid items. The Company reviews accounts receivable periodically and reduces the carrying amount by a valuation allowance that reflects its best estimate of the amount that may not be collectible. There was no reserve for bad debts as of September 30, 2014 or December 31, 2013.

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

Recently issued accounting pronouncements

In April 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Components of an Entity(“ASU 2014-08”). ASU 2014-08 revises the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results, removing the lack of continuing involvement criteria and requiring discontinued operations reporting for the disposal of an equity method investment that meets the definition of discontinued operations. The update also requires expanded disclosures for discontinued operations, including disclosure of pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. The update is effective prospectively to all periods beginning after December 15, 2014. Currently, the Company does not expect the adoption of ASU 2014-08 to have a material impact on our financial statements or results of operations.

Effective January 1, 2016, the Company will be required to adopt the amended guidance of Accounting Standards Codification (ASC) Topic 718, Compensation - Stock Compensation, which seeks to resolve the diversity in practice that exists when accounting for share-based payments. The amended guidance requires a performance target that affects vesting and that could be achieved after the requisite service period to be treated as a performance condition. The Company will be required to adopt the amended guidance either prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the consolidated financial statements and to all new or modified awards thereafter. The Company does not expect the adoption of this amended guidance to impact financial results.

Effective January 1, 2016, the Company will be required to adopt the amended guidance of ASC Topic 810, Consolidation (Topic 810), which seeks to improve targeted areas of the consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. The amended guidance changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The changes include, among others, modification of the evaluation whether limited partnerships and similar legal entities are variable interest entities or voting interest entities and elimination of the presumption that a general partner should consolidate a limited partnership. The Company will be required to adopt Topic 810 either on a full retrospective basis to each prior reporting period presented or on a modified retrospective basis with the cumulative effect of initially applying the new guidance recognized at the date of initial application. The Company has not yet completed its assessment of the impact of the amended guidance on its financial statements but does not expect the adoption of this amended guidance to have a significant impact on financial results.

Effective January 1, 2017, the Company will be required to adopt the new guidance of ASC Topic 606, Revenue from Contracts with Customers (Topic 606), which will supersede the revenue recognition requirements in ASC Topic 605, Revenue Recognition. Topic 606 requires the Company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance requires the Company to apply the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the Company satisfies a performance obligation. The Company will be required to adopt Topic 606 either on a full retrospective basis to each prior reporting period presented or on a modified retrospective basis with the cumulative effect of initially applying the new guidance recognized at the date of initial application. If the Company elects the modified retrospective approach, it will be required to provide additional disclosures of the amount by which each financial statement line item is affected in the current reporting period, as compared to the guidance that was in effect before the change, and an explanation of the reasons for significant changes. The Company has not yet completed its assessment of the impact of the new guidance on its consolidated financial statements. On April 29, 2015, the Financial Accounting Standards Board issued a proposed Accounting Standards Update (FASB) to defer the effective date of Topic 606 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. If the FASB proceeds with the deferral of the effective date as proposed, this will mean the Company will be required to adopt the new guidance of ASC 606 effective January 1, 2018.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), an amendment to FASB Accounting Standards Codification (“ASC”) Topic 205, Presentation of Financial Statements. This update provides guidance on management’s responsibility in evaluating whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-15 to have a material impact on our consolidated financial statements or results of operations. If events occur in future periods that could affect our ability to continue as a going concern, we will provide the disclosures required by ASU 2014-15.

The Company has reviewed other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our results of operations, financial position and cash flows. Based on that review, we believe that none of these recent pronouncements will have a significant effect on our current or future earnings or operations.

4.   Asset retirement obligations

The following is a description of the changes to the Company’s asset retirement obligations for the periods ended September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013

Asset retirement obligations at beginning of year	$3,514,898	$3,317,358
Loss on Settlement	(926)	—
Settlement of liabilities	(3,314)	(1,284)
Revision of previous estimates	(554,287)	—
Accretion expense	168,735	148,364
Additions	27,107	51,460
Asset retirement obligations at end of period	$3,153,043	$3,514,898
ARO Classified as Liabilities Held for Sale	(1,576,522)	—
Asset Retirement Obligation, Non-Current	$1,576,521	$3,514,898

5.   Property and equipment

Oil and natural gas properties

The following table sets forth the capitalized costs under the successful efforts method for oil and natural gas properties:

	September 30,	December 31,
	2014	2013

Oil and natural gas properties	$26,352,612	$56,561,040
Less accumulated depletion and impairment	(11,850,634)	(20,941,867)
Net oil and natural gas properties capitalized costs	$14,501,978	$35,619,173

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

During the three and nine months ended September 30, 2014, the Company recorded a $6.5 million impairment charge against its oil and gas assets. Additionally, the Company reclassified half of its oil and gas assets to assets held for sale (see Note 12).

Other property and equipment

The historical cost of other property and equipment, presented on a gross basis with accumulated depreciation is summarized as follows:

	September 30,	December 31,
	2014	2013

Other property and equipment	$130,470	$130,469
Less accumulated depreciation	(110,278)	(95,828)
Net property and equipment	$20,192	$34,641

6.   Stockholders’ equity and earnings per share

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

The investors in the offering (“Selling Stockholders”) received registration rights. The Company agreed to file a registration statement covering the resale of the common stock issued and the common stock underlying the warrants issued to the Selling Stockholders within sixty days after the closing date. If the registration statement was not declared effective by the SEC within the time periods defined within the agreement, then the Company would have made pro rata cash payments to each Selling Stockholder as liquidated damages in an amount equal to 1.0% of the aggregate amount invested by such Selling Stockholder for each 30-day period or pro rata for any portion thereof following the date by which such Registration Statement should have been effective. If at the time of exercise of the warrants there is no effective registration statement covering the resale of the shares underlying the warrant, then the Selling Stockholders have the right at such time to exercise warrants in full or in part on a cashless basis. The Company filed an S-1 registration statement registering the shares on July 25, 2011, which was declared effective on August 5, 2011. In April 2015, the foregoing registration statement was terminated by the Company.

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

Stock Options

In 2011, the Company issued options to purchase 87,500 shares of its common stock at $4.80 to its directors. For the three and nine months ended September 30, 2014, there was no stock based compensation.

Stock option activity summary is presented in the table below:

Weighted-
average
		Weighted-	Remaining
		average	Contractual
	Number of	Exercise	Term
	Shares	Price	(years)
Outstanding and exercisable December 31, 2012	87,500	$4.80	4.08
Granted	—	—	—
Cancelled	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding and exercisable at December 31, 2013	87,500	4.80	3.08
Granted	—	—	—
Cancelled	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding and exercisable at September 30, 2014	87,500	$4.80	2.33

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

7.   Related party transactions

The Company and RMR are party to a Technical Services Agreement under which RMR incurs costs on behalf of the Company, primarily related to wells in the Company’s Tom Tom and Tomahawk fields.  During the three months ended September 30, 2014, RMR incurred $806,228 on behalf of the Company.  During the period ended September 30, 2014, the Company advanced RMR $2,365,000 to use for its general and administrative and operating costs.  The net amount of $1,558,772 is shown on the Company’s balance sheet under the caption Accounts Receivable – Related Party.

8.   Long term debt

Operating Line of Credit

On February 5, 2013, the Company entered into a Senior First Lien Secured Credit Agreement with RMR, Black Rock Capital, Inc. and RMR Operating, LLC, as borrowers (the “Borrowers”) and Independent Bank, as lender (the “Lender”), providing for an up to $100,000,000 credit facility (the “Credit Facility”). RMR owns approximately 83% of the outstanding common stock of Cross Border, and Black Rock and RMR Operating are wholly owned subsidiaries of RMR. On February 5, 2013, the Company drew $8,900,000 on the line of credit and used those funds to pay off its prior line of credit and associated accrued interest. On February 29, 2013, the Company drew $2,000,000 and on May 24, 2013, the Company drew a further $1,300,000 on the line of credit and used those funds to pay accounts payable related to the drilling program. Effective June 30, 2014, RMR assumed the Company’s obligations with respect to $3,000,000 of the Company’s outstanding borrowings under the Credit Facility in exchange for the satisfaction and discharge of a intercompany payables from RMR to the Company.

The borrowing base under the Credit Facility is determined at the discretion of the Lender based on, among other things, the Lender’s estimated value of the proved reserves attributable to the Borrowers’ oil and natural gas properties that have been mortgaged to the Lender, and is subject to regular redeterminations on September 30 and March 31 of each year, and interim redeterminations described in the Credit Agreement and potentially monthly commitment reductions, in each case which may reduce the amount of the borrowing base. As of September 30, 2014, the borrowers had borrowed a total of $27,800,000. As of September 30, 2014, the Company’s outstanding amount on the line of credit totaled $9,200,000.

On March 11, 2015, Red Mountain Resources, Inc. (the “Red Mountain”) entered into an amendment and waiver (the “Amendment”) to the Senior First Lien Secured Credit Agreement, dated February 5, 2013 (the “Credit Agreement”), with Cross Border Resources, Inc. (“Company”), Black Rock Capital, Inc. (“Black Rock”) and RMR Operating, LLC (“RMR Operating”), as borrowers (the “Borrowers”), and Independent Bank, as lender (“Lender”). Each of the Company, Black Rock and RMR Operating are subsidiaries of Red Mountain. Pursuant to the Amendment, (i) Lender waived any default or right to exercise any remedy as a result of the failure by the Borrowers to be in compliance with the requirements of Section 6.18 of the Credit Agreement with respect to the permitted ratio of consolidated current assets to consolidated current liabilities of Borrowers for the fiscal quarter ended September 30, 2014; and (ii) the borrowing base was decreased from $30 million to $27.8 million, effective as of March 1, 2015, and the commitment amount was decreased to $27.8 million, subject to monthly commitment reductions of $350,000 beginning March 1, 2015.

On April 21, 2015, the Company entered into an amendment (the “Fourth Amendment”) to the Credit Agreement, with the other Borrowers and the Lender. Pursuant to the Fourth Amendment, the borrowing base was decreased from $27.8 million to $12.4 million, effective as of April 21, 2015, and the commitment amount was decreased to $12.4 million. In addition, the monthly commitment reduction amount was set to $0 as of April 1, 2015.

9.   Commitments and contingencies

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

The Company was previously party to an engagement letter, dated February 7, 2012 (the “Engagement Letter”) with KeyBanc Capital Markets Inc. (“KeyBanc”) pursuant to which KeyBanc was to act as exclusive financial advisor to the Company’s board of directors in connection with a possible “Transaction” (as defined in the Engagement Letter). The Engagement Letter was formally terminated by the Company on August 21, 2012. The Engagement Letter provided that KeyBanc would be entitled to a fee upon consummation of a Transaction within a certain period of time following termination of the Engagement Letter. On May 16, 2013, KeyBanc delivered an invoice to the Company representing a fee and out-of-pocket expenses purportedly owed by the Company to KeyBanc as a result of the consummation of a purported Transaction that KeyBanc asserts had been consummated within the required time period. The Company disputed that any Transaction was consummated and that KeyBanc was entitled to any fees or out-of-pocket expenses. The Company filed a complaint seeking (i) a declaration that it was not liable to KeyBanc for any amounts in connection with the Engagement Letter, (ii) attorneys’ fees, and (iii) costs of suit. KeyBanc filed a counterclaim seeking (i) compensatory damages, (ii) interest, (iii) expenses and court costs, and (iv) reasonable and necessary attorneys’ fees. The matter was originally filed in the 44th Judicial District Court for the State of Texas, Dallas County but was subsequently removed to the United States District Court for the Northern District of Texas, Dallas Division. On August 26, 2014, the Company entered into a settlement agreement with KeyBanc, settling a lawsuit between the parties. In connection with the settlement, the Company agreed to pay KeyBanc $900,000 in three equal installments of $300,000 each on or before August 28, 2014, October 31, 2014 and December 31, 2014, and the parties agreed to mutual releases of liability related to the Engagement Letter. The Company paid the first installment and the remaining installments are recorded in accrued expenses on the Company’s Balance Sheet at September 30, 2014.

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

As of September 30, 2014 and December 31, 2013, the Company had approximately $2.1 million in environmental remediation liabilities related to the Company’s operated Tom Tom and Tomahawk fields located in Chaves and Roosevelt counties in New Mexico. In February 2013, the Bureau of Land Management (“BLM”) accepted the Company’s remediation plan for the Tom Tom and Tomahawk fields. The Company is working in conjunction with the BLM to initiate remediation on a site-by-site basis. This is management’s best estimate of the costs of remediation and restoration with respect to these environmental matters, although the ultimate cost could differ materially. Inherent uncertainties exist in these estimates due to unknown conditions, changing governmental regulation, and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. The Company expects to incur the remaining costs during the next fiscal year.

10.   Price risk management activities

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

At September 30, 2014, the Company had a net derivative asset of $12,028, as compared to a net derivative liability of $38,109 at December 31, 2013. The change in net derivative asset/liability is recorded as non-cash mark-to-market income or loss. Mark-to-market income of $50,138 was recorded in the nine months ended September 30, 2014 as compared to mark-to-market income of $283,831 during the twelve months ended December 31, 2013. Net realized hedge settlement loss for the nine months ended September 30, 2014 was $95,341 as compared to net realized hedge settlement loss of $14,062 for the twelve months ended December 31, 2013. The combination of these two components of derivative expense/income is reflected in “Other Income (Expense)” on the Statements of Operations as “Gain (loss) on derivatives.”

As of September 30, 2014, the Company had crude oil swaps in place relating to a total of 2,000 Bbls per month, as follows:

						Fair Value of Outstanding Derivative Contracts (1) as of
Transaction				Price Per	Volumes Per	September 30,	December 31,
Date	Type (2)	Beginning	Ending	Unit	Month	2014	2013
November 2011	Swap	12/01/2011	11/30/2014	$93.50	2,000	12,028	(62,730)
February 2012	Swap	03/01/2012	02/28/2014	$106.50	1,000	—	24,621
						$12,028	$(38,109)

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

11.   Fair Value Measurements

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

The following tables summarize the valuation of the Company’s financial assets and liabilities at September 30, 2014 and December 31, 2013:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant or Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at September 30, 2014
Assets:
Commodities derivatives	$—	$12,028	$—	$12,028
Total	$—	$12,028	$—	$12,028

Liabilities
Environmental liability	$—	$—	$(2,057,175)	$(2,057,175)
Asset retirement obligations (non-recurring)	$—	$—	$(1,576,521)	$(1,576,521)
Total	$—	$—	$(3,633,696)	$(3,633,696)

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant or Other Observable Inputs (Level 2)	Significant Unobservable Input (Level 3)	Fair Value at December 31, 2013
Liabilities:
Environmental liability	$—	$—	$(2,086,239)	$(2,086,239)
Commodities derivatives	—	(38,109)		(38,109)
Asset retirement obligations (non-recurring)	—	—	(3,514,898)	(3,514,898)
Total	$—	$(38,109)	$(5,601,137)	$(5,639,246)

12.   Subsequent Events

The Company evaluated subsequent events through the date the financial statements were issued and filed with the U.S. Securities and Exchange Commission.

On April 21, 2015, the Company entered into a purchase and sale agreement (the “PSA”) with RMR Operating, LLC (“RMR Operating”), Black Rock Capital, Inc. (“Black Rock”), RMR KS Holdings, LLC (“RMR KS”) and Black Shale Minerals, LLC (“Buyer”). Each of the Company, RMR Operating, Black Rock and RMR KS is an operating subsidiary (together, the “Operating Subsidiaries”) of Red Mountain Resources, Inc. (“RMR,” and together with the Operating Subsidiaries, the “Companies”).

Pursuant to the PSA the Operating Subsidiaries sold, assigned, transferred and conveyed to Buyer, effective as of April 1, 2015, fifty percent (50%) of their right, title, and interest in and to certain oil and natural gas assets and properties (the “Assets”), including their oil and natural gas leasehold interests, wells, contracts, and oil and natural gas produced after April 1, 2015 (the “Sale”). The aggregate purchase price for the Assets under the PSA was $25.0 million, subject to certain adjustments, including post-closing adjustments for any title or environmental benefits or title or environmental defects resulting from Buyer’s title and environmental reviews.

As of September 30, 2014, the carrying values of the Company’s ownership in half of its interest in its oil and gas properties, mineral interests, and leaseholds were included in assets and liabilities held for sale in the accompanying balance sheet and were comprised of the following (the Company had no assets held for sale as of September 30, 2013):

September 30,
2014
Composition of assets included in assets held for sale:
Oil and Gas Properties, Net	$14,951,977
Composition of liabilities included in liabilities held for sale:
Asset Retirement Obligations	$1,576,522

Non-current assets and liabilities held for sale are presented in current assets and current liabilities, respectively, within the balance sheet. Assets held for sale are not depreciated, depleted or amortized and they are measured at the lower of the fair value less costs to sell and their carrying amount. Comparative period balance sheets are not restated.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Company

We are an oil and gas exploration and development company. We currently own over 865,893 gross (approximately 146,922 net) mineral and lease acres in New Mexico. Approximately 12,825 of these net acres exist within the Permian Basin. A significant majority of our acreage consists of either owned mineral rights or leases held by production. The majority of our acreage interests consists of non-operated working interests except for certain core San Andres properties which we operate.

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

On April 21, 2015, we entered into a purchase and sale agreement (the "PSA") with RMR Operating, LLC ("RMR Operating"), Black Rock Capital, Inc. ("Black Rock"), RMR KS Holdings, LLC ("RMR KS") and Black Shale Minerals, LLC ("Buyer"). Each of us, RMR Operating, Black Rock and RMR KS is an operating subsidiary (together, the "Operating Subsidiaries") of Red Mountain Resources, Inc. ("RMR," and together with the Operating Subsidiaries, the "Companies").

Pursuant to the PSA the Operating Subsidiaries sold, assigned, transferred and conveyed to Buyer, effective as of April 1, 2015, fifty percent (50%) of their right, title, and interest in and to certain oil and natural gas assets and properties (the "Assets"), including their oil and natural gas leasehold interests, wells, contracts, and oil and natural gas produced after April 1, 2015 (the "Sale"). The aggregate purchase price for the Assets under the PSA was $25.0 million, subject to certain adjustments, including post-closing adjustments for any title or environmental benefits or title or environmental defects resulting from Buyer's title and environmental reviews.

Third Quarter 2014 Operational Update

During the three months ended September 30, 2014, Cross Border completed 2 wells (0.2 net). Both of these wells were in the Turkey Track area. The first, Zircon 2 B1EH State 2H, was completed in July 2014 in the 1st Bone Spring sand. The well achieved a 10-day average production rate of 549 BOE/d (81% oil). We own 12.5% working interest and 10.0% net revenue interest in the well. The second well, Bradley 31 B2DA Fed Com 1H, was completed in September 2014 in the 2nd Bone Spring sand. This well achieved a 10-day average production rate of 790 BOE/d (88% oil). We own 7.0% working interest 6.1% net revenue interest in the well. As of April 1, 2015, the aforementioned working interest and net revenue interest were proportionately reduced by 50% pursuant to the terms of the Sale.

Planned Operations

In the remainder of 2014, we plan to spend approximately $2.0 million to drill and complete wells, re-enter and complete wells, or improve infrastructure. We plan to spend the majority of this capital will be focused on non-operated areas, where we will drill 5 wells (0.4 net) to various objectives, including 2nd Bone Spring, 3rd Bone Spring, and Yeso reservoirs.. We expect to finance these activities with cash flow generated from operations and availability under our line of credit with Independent Bank.

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

Oil and Gas Properties

We follow the successful efforts method of accounting for our oil and natural gas producing activities. Costs to acquire mineral interests in oil and natural gas properties and to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells are capitalized pending determination of whether the wells have proved reserves. If we determine that the wells do not have proved reserves, the costs are charged to expense. There were no exploratory wells capitalized pending determination of whether the wells have proved reserves at September 30, 2014 or December 31, 2013. Geological and geophysical costs, including seismic studies and costs of carrying and retaining unproved properties, are charged to expense as incurred. We capitalize interest on expenditures for significant exploration and development projects that last more than six months while activities are in progress to bring the assets to their intended use. Through September 30, 2014, we had capitalized no interest costs because our exploration and development projects generally lasted less than six months. Costs incurred to maintain wells and related equipment are charged to expense as incurred.

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

Recent Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Components of an Entity(“ASU 2014-08”). ASU 2014-08 revises the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results, removing the lack of continuing involvement criteria and requiring discontinued operations reporting for the disposal of an equity method investment that meets the definition of discontinued operations. The update also requires expanded disclosures for discontinued operations, including disclosure of pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. The update is effective prospectively to all periods beginning after December 15, 2014. Currently, we do not expect the adoption of ASU 2014-08 to have a material impact on our financial statements or results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 amends the existing accounting standards for revenue recognition and is based on the principle that revenue should be recognized to depict the transfer of goods or services to a customer at an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The update is effective for periods beginning after December 15, 2016. We are currently assessing the potential impact of ASU 2014-09 on our financial statements and results of operations.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), an amendment to FASB Accounting Standards Codification (“ASC”) Topic 205, Presentation of Financial Statements. This update provides guidance on management’s responsibility in evaluating whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. We do not expect the adoption of ASU 2014-15 to have a material impact on our financial statements or results of operations. If events occur in future periods that could affect our ability to continue as a going concern, we will provide the disclosures required by ASU 2014-15.

We have reviewed recently issued, but not yet adopted, accounting standards as noted in Footnote 3 of notes to the financial statements in order to determine their effects, if any, on our results of operations, financial position and cash flows. Based on that review, we believe that none of these recent pronouncements will have a significant effect on our current or future earnings or operations.

Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

The following table sets forth summary information regarding our oil and natural gas sales, net production sold, average sales prices and production costs and expenses for the three months ended September 30, 2014 and 2013.

	Three Months Ended September 30,
	2014	2013
(In thousands except per Boe amounts)
Revenue
Total Sales	$2,962	$3,430

Net Production sold
Oil (Bbl)	32,029	31,329
Natural gas (Mcf)	59,935	85,428
Natural gas liquids (Bbl)	4,006	3,269
Total (Boe)	46,024	48,863

Average sales prices
Oil ($/Bbl)	$82.14	$96.05
Natural gas ($/Mcf)	3.49	3.75
Natural gas liquids ($/Bbl)	30.45	25.47
Total average price ($/Boe)	$64.35	$69.89

Costs and expenses (per Boe)
Operating costs and marketing	$13.20	$11.25
Production taxes	5.42	7.96
Depreciation, depletion, amortization, and impairment	150.87	22.16
Accretion of discount on asset retirement obligation	0.38	0.78
General and administrative expense	4.43	5.15

Three months Revenues and Sales Volumes

Oil and Natural Gas Sales Volumes. During the three months ended September 30, 2014, we had total sales volumes of 46,024 Boe, compared to total sales volumes of 48,863 Boe during the three months ended September 30, 2013. This decrease is primarily attributable to the natural decline in production partially offset by new wells.

Oil and Natural Gas Sales. During the three months ended September 30, 2014, we had oil and natural gas sales of $3.0 million, as compared to $3.4 million during the three months ended September 30, 2013.

Costs and Expenses

Operating Costs. During the three months ended September 30, 2014, we incurred operating costs of $0.6 million, as compared to $0.5 million during the three months ended September 30, 2013.

Production Taxes. Production taxes were $0.2 million for the three months ended September 30, 2014, as compared to $0.4 million for the three months ended September 30, 2013.

Depreciation, Depletion, Amortization and Impairment. For the three months ended September 30, 2014, depreciation, depletion, amortization, and impairment was $6.9 million, as compared to $1.1 million for the quarter ended September 30, 2013. The lower depletion is primarily a result of lower capitalized asset retirement costs as a result of a decrease to the asset retirement obligation and higher reserves in certain of our fields.

General and Administrative Expense. General and administrative expense was $0.2 million for the three months ended September 30, 2014, as compared to $0.3 million for the three months ended September 30, 2013.

Other Expense / Income. Other expense was $0.9 million for the three months ended September 30, 2014, as compared to other expense of approximately $0.5 for the three months ended September 30, 2013. The difference is primarily attributable to lower interest expense for the three months ended September 30, 2014 and an increase in gain on derivatives of approximately $0.4 million, offset by a $0.9 million loss on settlement of litigation.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

The following table sets forth summary information regarding our oil and natural gas sales, net production sold, average sales prices and production costs and expenses for the nine months ended September 30, 2014 and 2013.

	Nine Months Ended September 30,
	2014	2013

Revenue
Total Sales	$10,149	$10,224

Net Production sold
Oil (Bbl)	99,406	93,252
Natural gas (Mcf)	203,679	219,046
Natural gas liquids (Bbl)	11,382	6,276
Total (Boe)	144,734	136,036

Average sales prices
Oil ($/Bbl)	$87.90	$94.99
Natural gas ($/Mcf)	5.14	4.77
Natural gas liquids ($/Bbl)	32.05	27.60
Total average price ($/Boe)	$70.12	$74.07

Costs and expenses (per Boe)
Operating costs and marketing	$11.25	$14.20
Production taxes	5.70	5.76
Depreciation, depletion, amortization, and impairment	60.97	28.50
Accretion of discount on asset retirement obligation	1.17	0.81
General and administrative expense	4.40	6.23

Nine months Revenues and Sales Volumes

Oil and Natural Gas Sales Volumes. During the nine months ended September 30, 2014, we had total sales volumes of 144,734 Boe, compared to total sales volumes of 136,036 Boe during the nine months ended September 30, 2013. This increase is primarily attributable to production from new wells, partially offset by natural decline in production.

Oil and Natural Gas Sales. During the nine months ended September 30, 2014, we had oil and natural gas sales of $10.1 million, as compared to $10.2 million during the nine months ended September 30, 2013.

Costs and Expenses

Operating Costs. During the nine months ended September 30, 2014, we incurred operating costs of $1.5 million, as compared to $1.9 million during the nine months ended September 30, 2013, primarily as a result of lower workover expenditures.

Production Taxes. Production taxes were $0.8 million for the nine months ended September 30, 2014, as compared to $0.8 million for the nine months ended September 30, 2013.

Depreciation, Depletion, Amortization and Impairment. For the nine months ended September 30, 2014, depreciation, depletion, amortization, and impairment was $8.8 million, as compared to $3.9 million for the nine months ended September 30, 2013. The increase is primarily attributable to the $6.5 million impairment we recognized during the nine months ended September 30, 2014.

General and Administrative Expense. General and administrative expense was $0.6 million for the nine months ended September 30, 2014, as compared to $0.8 million for the nine months ended September 30, 2013. The decrease is primarily attributable to lower professional fees.

Other Expense / Income. Other expense was $1.3 million for the nine months ended September 30, 2014, as compared to other income of $0.1 million for the nine months ended September 30, 2013. The increase in other expense is primarily attributable to the loss on settlement of litigation which was not incurred during the nine months ended September 30, 2013, a decrease in loss of derivatives of approximately $0.3 million, and a decrease in interest expense of approximately $0.1 million. During the nine months ended September 30, 2013 there was a gain on settlement of debt of approximately $0.9 million while there was no corresponding gain during the nine months ended September 30, 2014.

Liquidity and Capital Resources

General

Our primary sources of liquidity are cash flow from operations. Our ability to fund planned capital expenditures and to make acquisitions depends upon our future operating performance and availability of equity and debt financing, which is affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control. Our cash flow from operations is mainly influenced by the prices we receive for our oil and natural gas production and the quantity of oil and natural gas we produce. Prices for oil and natural gas are beyond our control and are affected by national and international economic and political conditions, national and global supply and demand for hydrocarbons, seasonal weather influences and other factors beyond our control. The price we receive for oil has fallen significantly since June 2014 and may remain at depressed levels for the foreseeable future.

Capital Expenditures

Most of our capital expenditures are for the exploration, development, and production of oil and natural gas reserves. For the nine months ended September 30, 2014, we had capital expenditures of approximately $3.2 million for the development of oil and natural gas properties. We anticipate capital expenditures of approximately $2.0 million for the remainder of 2014. See “Planned Operations” for more information about our planned capital expenditures.

Liquidity

At September 30 2014, we had approximately $0.4 million in cash and cash equivalents and $9.2 million outstanding under our line of credit with Independent Bank. At September 30, 2014, we had working capital of approximately $3.8 million (including assets held for sale of $14.9 million) compared to a working capital deficit of approximately $0.4 million at September 30, 2013.

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

On March 11, 2015, we entered into an amendment and waiver (the “Third Amendment”) to the Senior First Lien Secured Credit Agreement, dated February 5, 2013, as amended (the “Credit Agreement”), with RMR, Black Rock and RMR Operating (together with the Company, the “Borrowers”) and Independent Bank (“Lender”). Pursuant to the Third Amendment, (i) the Lender waived any default or right to exercise any remedy as a result of the failure by the Borrowers to be in compliance with the requirements of Section 6.18 of the Credit Agreement with respect to the permitted ratio of consolidated current assets to consolidated current liabilities of Borrowers for the fiscal quarter ended September 30, 2014; and (ii) the borrowing base was decreased from $30 million to $27.8 million, effective as of March 1, 2015, and the commitment amount was decreased to $27.8 million, subject to monthly commitment reductions of $350,000 beginning March 1, 2015.

On April 21, 2015, we entered into an amendment (the “Fourth Amendment”) to the Credit Agreement, with the other Borrowers and the Lender. Pursuant to the Fourth Amendment, the borrowing base was decreased from approximately $27.8 million to $12.4 million, effective as of April 21, 2015, and the commitment amount was decreased to $12.4 million. In addition, the monthly commitment reduction amount was set to $0 as of April 1, 2015.

Cash Flows

Net cash provided by operating activities was approximately $5.9 million for the nine months ended September 30, 2014, compared to net cash provided by operating activities of $5.9 million for the nine months ended September 30, 2013.

Net cash used in investing activities decreased to approximately $3.1 million for the nine months ended September 30, 2014 from $8.0 million for the nine months ended September 30, 2013 due to fewer wells being drilled in the period ended September 30, 2014 as compared to the period ended September 30, 2013.

During the nine months ended September 30, 2014, net cash used in financing was approximately $3.0 million compared to net cash provided by financing of $2.8 million for the nine months ended September 30, 2013.

Indebtedness

Line of Credit

On February 5, 2013, the Company entered into a Senior First Lien Secured Credit Agreement with Red Mountain Resources, Inc., Black Rock Capital, Inc. and RMR Operating, LLC and Independent Bank. Red Mountain owns approximately 83% of the outstanding common stock of Cross Border and Black Rock and RMR Operating are wholly owned subsidiaries of Red Mountain. On February 5, 2013, the Company drew $8,900,000 on the line of credit and used a portion of that draw to fully pay off the Texas Capital Bank line of credit. On February 28, 2013, the Company drew $2,000,000 and on May 24, 2013, the Company drew a further $1,300,000 on the line of credit and used those funds to pay outstanding accounts payable related to our drilling program.

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

On March 11, 2015, we entered into an amendment and waiver (the “Third Amendment”) to the Senior First Lien Secured Credit Agreement, dated February 5, 2013, as amended (the “Credit Agreement”), with RMR, Black Rock and RMR Operating (together with the Company, the “Borrowers”) and Independent Bank (“Lender”). Pursuant to the Third Amendment, (i) the Lender waived any default or right to exercise any remedy as a result of the failure by the Borrowers to be in compliance with the requirements of Section 6.18 of the Credit Agreement with respect to the permitted ratio of current assets to current liabilities of Borrowers for the fiscal quarter ended September 30, 2014; and (ii) the borrowing base was decreased from $30 million to $27.8 million, effective as of March 1, 2015, and the commitment amount was decreased to $27.8 million, subject to monthly commitment reductions of $350,000 beginning March 1, 2015.

On April 21, 2015, we entered into an amendment (the “Fourth Amendment”) to the Credit Agreement, with the other Borrowers and the Lender. Pursuant to the Fourth Amendment, the borrowing base was decreased from $27.8 million to $12.4 million, effective as of April 21, 2015, and the commitment amount was decreased to $12.4 million. In addition, the monthly commitment reduction amount was set to $0 as of April 1, 2015.

As of September 30, 2014, our indebtedness under the Credit Agreement was $9.2 million.

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any off-balance sheet arrangements as defined by Regulation S-K.

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

Forward-looking statements are only predictions and are not guarantees of performance. These statements generally relate to our plans, objectives and expectations for future operations and are based on management’s current beliefs and assumptions, which in turn are based on its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate under the circumstances. Although we believe that the plans, objectives and expectations reflected in or suggested by the forward-looking statements are reasonable, there can be no assurance that actual results will not differ materially from those expressed or implied in such forward-looking statements. Forward-looking statements also involve risks and uncertainties. Many of these risks and uncertainties are beyond our ability to control or predict and could cause results to differ materially from the results discussed in such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following:

·	our ability to raise additional capital to fund future capital expenditures;

·	our ability to comply with debt covenants;

·	our ability to generate sufficient cash flow from operations, borrowings or other sources to enable us to fully develop and produce our oil and natural gas properties;

·	declines or volatility in the prices we receive for our oil and natural gas;

·	general economic conditions, whether internationally, nationally or in the regional and local market areas in which we do business;

·	risks associated with drilling, including completion risks, cost overruns and the drilling of non-economic wells or dry holes;

·	uncertainties associated with estimates of proved oil and natural gas reserves;

·	the presence or recoverability of estimated oil and natural gas reserves and the actual future production rates and associated costs;

·	risks and liabilities associated with acquired companies and properties;

·	risks related to integration of acquired companies and properties;

·	potential defects in title to our properties;

·	cost and availability of drilling rigs, equipment, supplies, personnel and oilfield services;

·	geological concentration of our reserves;

·	environmental or other governmental regulations, including legislation of hydraulic fracture stimulation;

·	our ability to secure firm transportation for oil and natural gas we produce and to sell the oil and natural gas at market prices;

·	exploration and development risks;

·	management’s ability to execute our plans to meet our goals;

·	our ability to retain key members of our management team;

·	weather conditions;

·	actions or inactions of third-party operators of our properties;

·	costs and liabilities associated with environmental, health and safety laws;

·	our ability to find and retain highly skilled personnel;

operating hazards attendant to the oil and natural gas business;

·	competition in the oil and natural gas industry; and

·	the other factors discussed under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Interest Rate Risk

On February 5, 2013, we entered into the Credit Facility, which exposes us to interest rate risk associated with interest rate fluctuations on outstanding borrowings. At September 30, 2014, we had $9.2 million in outstanding borrowings under the Credit Facility. We incur interest on borrowings under the Credit Facility at a rate per annum equal to the greater of (x) the U.S. prime rate as published in The Wall Street Journal’s “Money Rates” table in effect from time to time and (y) 4.0% (4.0 % at September 30, 2014). A hypothetical 10% change in the interest rates we pay on our borrowings under the Credit Facility as of September 30, 2014 would result in an increase or decrease in our interest costs of approximately $32,800 per year.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2014, we engaged an accounting firm with significant public company internal control experience to identify improvements to each of our main business and accounting processes that affect the preparation of our financial statements. The accounting firm and management reviewed each business and accounting process and designed and implemented preventive and detective internal controls. We tested the new internal controls and deem them to be effective as of September 30, 2014.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Please see Note 9 to our unaudited notes to financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Dated: May 15, 2015

	By:	/s/ Earl M. Sebring
Earl M. Sebring
Interim President

	By:	/s/ Kenneth S. Lamb
Kenneth S. Lamb
Chief Accounting Officer, Secretary, and Treasurer

EXHIBIT INDEX

Exhibit No.	Name of Exhibit
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)
32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

