Form 10-K
period 2014-12-31
CROSS BORDER RESOURCES, INC.
filed 2015-05-19
CIK 1373485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2014

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

☐ Yes☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

☐ Yes ☒ No

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

☐ Yes ☒ No

As of June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock (based on a reported closing market price of $0.35 per share on the OTCBB) held by non-affiliates of the registrant was approximately $1.1 million. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of May 19, 2015, there were 17,336,226 shares of common stock, $.001 par value per share, outstanding.

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

Forward-looking statements are only predictions and are not guarantees of performance. These statements generally relate to our plans, objectives and expectations for future operations and are based on management’s current beliefs and assumptions, which in turn are based on its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate under the circumstances. Although we believe that the plans, objectives and expectations reflected in or suggested by the forward-looking statements are reasonable, there can be no assurance that actual results will not differ materially from those expressed or implied in such forward-looking statements. Forward-looking statements also involve risks and uncertainties. Many of these risks and uncertainties are beyond our ability to control or predict and could cause results to differ materially from the results discussed in such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following:

•	our ability to raise additional capital to fund future capital expenditures;

•	our ability to generate sufficient cash flow from operations, borrowings or other sources to enable us to fully develop and produce our oil and natural gas properties;

•	our ability to comply with debt covenants;

•	declines or volatility in the prices we receive for our oil and natural gas;

•	general economic conditions, whether internationally, nationally or in the regional and local market areas in which we do business;

•	risks associated with drilling, including completion risks, cost overruns and the drilling of non-economic wells or dry holes;

•	uncertainties associated with estimates of proved oil and natural gas reserves;

•	the presence or recoverability of estimated oil and natural gas reserves and the actual future production rates and associated costs;

•	risks and liabilities associated with acquired companies and properties;

•	risks related to integration of acquired companies and properties;

•	potential defects in title to our properties;

•	cost and availability of drilling rigs, equipment, supplies, personnel and oilfield services;

•	geological concentration of our reserves;

•	environmental or other governmental regulations, including legislation of hydraulic fracture stimulation;

•	our ability to secure firm transportation for oil and natural gas we produce and to sell the oil and natural gas at market prices;

•	exploration and development risks;

•	management’s ability to execute our plans to meet our goals;

•	our ability to retain key members of our management team;

•	weather conditions;

•	actions or inactions of third-party operators of our properties;

•	costs and liabilities associated with environmental, health and safety laws;

•	our ability to find and retain highly skilled personnel;

•	operating hazards attendant to the oil and natural gas business;

•	competition in the oil and natural gas industry; and

•	the other factors discussed under Item 1A. “Risk Factors” in this report.

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

PART I

Item 1. Business

In this Annual Report on Form 10-K, references to “we,” “us,” “our,” or the “Company” refer to Cross Border Resources, Inc. and its subsidiaries on a consolidated basis.

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

Current development of our acreage is focused on our prospective Bone Spring acreage located in the heart of the 1st and 2nd Bone Spring play. This play encompasses approximately 4,390 square miles across both New Mexico and Texas. We currently own varying, non-operated working interests in both Eddy and Lea Counties, New Mexico, along with our working interest partners that include Cimarex, Apache, Oxy Permian, Occidental, Oxy USA and, Mewbourne; all having significant footprints within this play.

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

On April 21, 2015, we entered into a purchase and sale agreement (the “PSA”) with RMR Operating, LLC (“RMR Operating”), Black Rock Capital, Inc. (“Black Rock”), RMR KS Holdings, LLC (“RMR KS”) and Black Shale Minerals, LLC (“Buyer”). Each of us, RMR Operating, Black Rock and RMR KS is an operating subsidiary (together, the “Operating Subsidiaries”) of Red Mountain Resources, Inc. (“RMR,” and together with the Operating Subsidiaries, the “Companies”).

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

Our Strengths

Large Acreage Position Consisting of Mineral Ownership and Leasehold Held by Production.  Our acreage consists of more than 146,922 net mineral acres within the Permian Basin region of New Mexico and Southwest New Mexico.  The majority of our acreage is made up of mineral ownership which carries no drilling commitments or leasehold obligations.  We own minerals in both the Permian Basin region and Southwest New Mexico.  Cross Border’s producing leasehold acreage is located entirely within the active Permian Basin region and is currently held by existing production.  The combination of perpetual mineral ownership and unexpired leasehold held by production uniquely positions us as a strong Permian Basin exploration and production company with continued growth potential.

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

Planned Operations

At the end of fiscal 2014, we elected to participate in the drilling of three wells (0.2 net) that remained in progress at December 31, 2014 and two wells (0.1 net) that are planned for fiscal 2015. Due to the asset sale on April 21, 2015, the Company is reassessing its planned operations for fiscal 2015 other than the aforementioned wells in which the Company has already elected to participate.

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

Employees

As of December 31, 2014, we had no employees. We engage the services of our Interim President and Chief Accounting Officer on a consulting or contract basis. We engage additional part-time consultants on an as-needed basis. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages.

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

We have been notified by the Bureau of Land Management (“BLM”) that environmental deficiencies exist on our Tom Tom Tomahawk field in Chaves and Roosevelt counties in New Mexico. We have submitted a plan to remediate such activities to the BLM and the plan has been accepted. Before work can commence, we have to perform certain procedures such as sampling the soil. For the year ending December 31, 2012, we recorded a non-cash charge of $2,100,000 which is management’s best estimate of the costs to remediate the environmental deficiencies. This estimate could materially differ from actual expenditures. We cannot assure you that the passage of more stringent laws and regulations in the future will not have a further negative impact on our business, financial condition or results of operations.

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

The BLM has released its final rule regulating hydraulic fracturing on federal and certain tribal lands in March 2015, which will be effective on June 24, 2015. The rules impose disclosure requirements on the use of hydraulic fracturing chemicals. These rules also require BLM approval prior to hydraulic fracturing. BLM also will require operators to meet other substantive requirements relating to well integrity and recordkeeping.

In March 2015, lawmakers in the United States Congress introduced a package of bills intended to improve the regulation and safeguards for hydraulic fracturing. This includes the Fracturing Responsibility and Awareness of Chemicals Act (S. 785), which is intended to increase environmental protections for communities where natural gas drilling takes place. The bill would require drillers to disclose the chemicals that go into the ground during the hydraulic fracturing process. Also included is the Safe Hydration is an American Right in Energy Development Act (H.R. 1515). The legislation would require testing of water contamination near hydraulic fracturing sites and public disclosure of the testing results.

In February 2014, the EPA issued revised guidance under the SDWA, providing direction about how it will address the use of diesel in hydraulic fracturing activities. The revised guidance provides a definition of diesel fuels and discusses how the EPA’s Underground Injection Control rules will be applied to hydraulic fracturing. Further, in March 2010, the EPA announced that it would conduct a wide-ranging study on the effects of hydraulic fracturing on drinking water resources. An update of the study was released in December 2012, with final results expected in 2016. This additional regulatory scrutiny could make it difficult to perform hydraulic fracturing and increase our costs of compliance and doing business.

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

On April 17, 2012, the EPA signed final rules under the CAA regarding emissions from oil and natural gas operations. The EPA rule subjects oil and natural gas operations to regulation under the New Source Performance Standards (“NSPS”) and National Emissions Standards for Hazardous Air Pollutants (“NESHAPS”), programs under the CAA, and imposes new and amended requirements under both programs. The new rules, among other things, amend standards applicable to natural gas processing plants and would expand the NSPS to include all oil and natural gas operations, imposing requirements on those operations. The EPA also imposed NSPS standards for completions of hydraulically fractured natural gas wells, requiring the use of reduced emission completion techniques. The adopted rules allowed in most circumstances, until January 1, 2015, facilities to combust natural gas that would escape during completion activities as an alternative to the reduced emission completion techniques. The NESHAPS proposal includes maximum achievable control technology standards for certain glycol dehydrators and storage vessels, and revises applicability provisions, alternative test protocols and the availability of the startup, shutdown and maintenance exemption. These new requirements may result in increased operating and compliance costs, increased regulatory burdens and delays in our operations. Compliance with such rules could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business.

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

On June 23, 2014, the U.S. Supreme Court issued its decision in Utility Air Regulatory Group v. EPA (No. 12-1146).  The Court said that the EPA may not treat GHGs as an air pollutant for purposes of determining whether a source is a major source required to obtain a PSD or Title V permit. The Court also said that PSD permits that are otherwise required (based on emissions of other pollutants) may continue to require limitations on GHG emissions based on the application of Best Available Control Technology (BACT). The EPA is currently evaluating the implications of the Court’s decision and awaiting further action by the U.S. Courts.

In addition, the EPA has adopted a rule requiring the reporting of GHG emissions from specified large GHG emission sources in the United States. On November 8, 2010, the EPA finalized its regulations to expand its final rule on GHG emissions reporting to include onshore and offshore oil and natural gas production facilities and onshore oil and natural gas processing, transmission, storage and distribution facilities. Reporting of GHG emissions from such facilities is required on an annual basis beginning in 2012 for emissions occurring in 2011. While we believe that we will be able to substantially comply with such reporting requirements without any material adverse effect to our financial condition, since such reporting requirements with respect to GHG emissions are new in the oil and natural gas industry, there can be no assurance that our reports will initially be in substantial compliance or that such requirements will not develop into more stringent and costly obligations that may have a significant impact on our operating costs. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for the oil and natural gas we produce. Any one of these climate change regulatory and legislative initiatives could have a material adverse effect on our business, financial condition and results of operations.

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

At the end of fiscal 2014, we elected to participate in the drilling of three wells (0.2 net) that remained in progress at December 31, 2014 and two wells (0.1 net) that are planned for fiscal 2015. Due to the asset sale on April 21, 2015, the Company is reassessing its planned operations for fiscal 2015 other than the aforementioned wells in which the Company has already elected to participate.

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

Our credit agreement with Independent Bank contains various covenants restricting certain actions we may take, including, but not limited to, incurring additional indebtedness, entering into any merger, selling any of our assets, making certain investments and paying dividends. The credit agreement also contains various financial covenants requiring us to maintain a certain ratio of debt compared to EBITDAX (as defined in the credit agreement). These restrictions and covenants may adversely effect our operations.

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

A decline in oil and natural gas prices may adversely affect our results of operations, financial condition or ability to meet our capital expenditure obligations and financial commitments.

Our revenues, operating results and future rate of growth are substantially dependent upon the prevailing prices of, and demand for, oil and natural gas. Oil prices have declined substantially in recent months and may remain at or below current levels in the near future. The market price of crude oil has decreased approximately 50% since June 2014 as a result of market uncertainties over the supply and demand of oil due to increased production in certain regions, decisions made by OPEC, the current state of the global economy and concerns over future global oil demand.  Lower oil and natural gas prices, such as the recent substantial decline in oil prices, may reduce the amount of oil and natural gas that we can produce economically, make some wells uneconomical to drill or operate, reduce our ability to develop our properties, reduce our ability to offset the natural decline in production from producing wells through new development and result in lower reserves. Historically, oil and natural gas prices and markets have been volatile, and they are likely to continue to be volatile in the future.

A decrease in oil or natural gas prices will not only reduce revenues and profits, but will also reduce the quantities of reserves that are commercially recoverable and may result in charges to earnings for impairment of the value of these assets. The recent substantial decline in oil prices may adversely impact the ultimate development of the quantity of reserves that we reported at December 31, 2014.  If oil or natural gas prices continue to decline in the future, we might not be able to generate sufficient cash flow from operations to meet our obligations and make planned capital expenditures. Oil and natural gas prices are subject to wide fluctuations in response to relatively minor changes in the supply of, and demand for, oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control. Among the factors that could cause fluctuations are:

•	market expectations regarding supply and demand for oil and natural gas;

•	decreased demand due to weak global economic growth;

•	levels of production and other activities of the Organization of Petroleum Exporting Countries and other oil and natural gas producing nations;

•	market expectations about future prices;

•	the level of global oil and natural gas exploration, production activity and inventories;

•	political conditions, including embargoes, in or affecting oil and natural gas production activities;

•	increased production due to new extraction developments and improved extraction and production methods; and

•	the price and availability of alternative fuels.

Our business, results of operations, future rate of growth and quantities of reserves that are commercially recoverable depend heavily on the prices we receive for oil sales. Oil prices also affect our cash flows available for capital expenditure obligations and financial commitments. No assurance can be given that future oil prices will be at levels which enable us to do business profitably or at levels that make it economically viable to produce from certain wells. A decline in oil or natural gas prices may have a material adverse effect on our business, financial condition and results of operations.

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

Approximately 41% of our total estimated proved reserves as of December 31, 2014 were classified as proved undeveloped and may not be ultimately developed or produced.

As of December 31, 2014, approximately 41% of our total estimated proved reserves were undeveloped. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. The future drilling of proved undeveloped reserves is highly dependent upon our ability to fund our capital expenditures, which we estimate will be approximately $1.0 million to $2.0 million for 2015. We cannot be sure that these estimated costs are accurate, and we may be unable to obtain sufficient capital. Further, our drilling efforts may be delayed or unsuccessful, and actual reserves may prove to be less than current reserve estimates, which could have a material adverse effect on our financial condition, future cash flows and results of operations.

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

We may be required to write down the carrying values of our oil and natural gas properties.

Oil prices have declined substantially in recent months and may remain at or below current levels in the near future. There is a risk that due to the recent decline in oil prices or future declines in oil prices, we could be required to write down the carrying value of our oil and natural gas properties, which would reduce our earnings and shareholders’ equity. We follow the successful efforts method of accounting for our oil and natural gas properties. Under this method, the costs of productive wells, developmental dry holes and productive leases are capitalized. The acquisition costs of unproved acreage are initially capitalized and are carried at cost, net of accumulated impairment provisions, until such leases are transferred to proved properties or charged to exploration expense as impairments of unproved properties. Exploration costs, such as exploratory geological and geophysical costs, delay rentals and exploration overhead, are charged to expense as incurred. Exploratory drilling costs, including the cost of stratigraphic test wells, are initially capitalized but charged to exploration expense if and when the well is determined to be non-productive. The capitalized costs of our oil and natural gas properties may not exceed their estimated fair market value. When evaluating our proved properties, we are required to test for potential write-downs at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets, which is typically on a field-by-field basis. If capitalized costs exceed future cash flows, we write down the costs of proved properties to our estimate of fair market value, which is generally estimated using a discounted cash flow approach. When evaluating our unproved properties, we write down the capitalized costs of the unproved properties if it is determined that the costs are not likely to be recoverable. Any such charge will not affect our cash flow from operating activities, but will reduce our earnings and shareholders’ equity.

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

We are required to obtain permits from one or more governmental agencies in order to perform drilling and completion activities, including hydraulic fracturing. Such permits are typically required by state agencies, but can also be required by federal and local governmental agencies. As with all governmental permitting processes, there is a degree of uncertainty as to whether a permit will be granted, the time it will take for a permit to be issued, and the conditions which may be imposed in connection with the granting of the permit. Hydraulic fracturing activities has been particularly scrutinized. New York, for example, previously issued a moratorium currently in effect on the issuance of permits for inland drilling and completion activities. Subject to an Executive Order issued by Governor Paterson on December 13, 2010, the New York Department of Environmental Conservation will not issue permits for drilling and completion activities until it completes a final environmental impact study following public comment. Texas is not currently considering such a measure. In addition, on May 17, 2012, the Governor of Vermont signed a bill banning hydraulic fracturing in the state of Vermont. Additionally, on December 17, 2014, the Governor of New York announced the state’s decision to officially ban high-volume hydraulic fracturing. If we are unable to obtain the necessary permits for our operations, it could have a material adverse effect on our results of operations and profitability.

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

In addition, a number of federal agencies have analyzed, are analyzing, or have been requested to review, a variety of environmental issues associated with hydraulic fracturing. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices, and a committee of the United States House of Representatives has conducted an investigation of hydraulic fracturing practices. The EPA commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with initial results released in December 2012. Moreover, the EPA announced on October 20, 2011 that it was also launching a study regarding wastewater resulting from hydraulic fracturing activities. On August 16, 2012, the EPA published final rules under the CAA that, among other things, imposed NSPS standards for completions of hydraulically fractured natural gas wells, requiring the use of reduced emission completion techniques.

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

We have identified material weaknesses in our internal control over financial reporting as of December 31, 2014 relating primarily to the fact that we have a limited number of internal and external staff and therefore are not able to implement proper segregation of duties and review procedures. Failure to have effective internal controls could lead to a misstatement of our financial statements. If, as a result of deficiencies in our internal controls, we cannot provide reliable financial statements, our business decision process may be adversely affected, our business and operating results could be harmed, investors could lose confidence in our reported financial information, the price of our common shares could decrease and our ability to obtain additional financing, or additional financing on favorable terms, could be adversely affected. In addition, failure to maintain effective internal control over financial reporting could result in investigations or sanctions by regulatory authorities.

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

Because we are quoted on the pink sheets instead of an exchange or national quotation system, our investors may have more difficulty selling their stock or may experience negative volatility in the market price of our stock.

Our common stock is traded on the pink sheets, which is subject to greater volatility than a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Investors in our common stock may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, have a negative effect on the market price for our common stock. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

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

Summary of Oil and Natural Gas Reserves

Proved Reserves

The following table sets forth our estimated net proved reserves as of December 31, 2014

		Reserves
Estimated Proved Reserves Data: (1)	Oil / Condensate (MBbls)	Natural Gas (MMcf)	Natural Gas Liquids (MBbls)	Total (MBoe)
Proved developed reserves	916	2,200	82	1,364
Proved undeveloped reserves	780	1,050	0	955
Total proved reserves	1,696	3,250	82	2,319

(1)	Prices used are based on the 12-month unweighted arithmetic average of the first-day-of-the-month price for each month in the period January 2014 through December 2014. For oil volumes, the average NYMEX posted price of $94.99 per Bbl is adjusted for quality, transportation fees and a regional price differential. For natural gas volumes, the average Henry Hub spot price of $4.35 per Mmbtu is adjusted for energy content, transportation fees and a regional price differential. The adjusted volume-weighted average product prices over the life of the properties are $88.59 per barrel of oil, $30.47 per barrel of NGL, and $6.11 per Mcf of gas.

The following table sets forth our estimated PV-10 and standardized measure of discounted net cash flows as of December 31, 2014.

As of December 31, 2014
PV-10 (1)	$56,026,473
Standardized measure	$36,771,891

(1)	PV-10 is a non-GAAP financial measure as defined by the SEC. The closest GAAP measure to PV-10 is the standardized measure of discounted net cash flows. The standardized measure differs from PV-10 because standardized measure includes the effect of future income taxes. We believe that the presentation of PV-10 is relevant and useful to our investors as supplemental disclosure to the standardized measure, or after-tax amount, because it presents the discounted future net cash flows attributable to our proved reserves before taking into account future corporate income taxes and our current tax structure. The following table provides a reconciliation of our PV-10 to our standardized measure:[1]

PV-10	$56,026,473
Future income taxes	(26,902,690)
Discount of future income taxes at 10% per annum	7,648,108
Standardized measure	$36,771,891

Estimates of proved developed and undeveloped reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes and other factors. See “—Qualifications of Technical Persons and Internal Controls Over Reserves Estimation Process.”

At December 31, 2014, our estimated proved reserves were 2,319 MBoe, an increase of 13.0% compared to 2,052 MBoe at December 31, 2013. During fiscal 2014, we added estimated proved reserves of 330 MBoe through field extensions. Revisions to previous estimates increased increased reserves by 127 MBoe. These increases in reserves were offset by production of 190 MBoe. The revisions to previous estimates were primarily due to better than expected production.

Proved Undeveloped Reserves

Our proved undeveloped reserves at December 31, 2014 were 955 MBoe, consisting of 780 MBbl of oil, 0 MBbl of NGLs, and 1,050 MMcf of natural gas.  During 2014, we converted 103 MBoe of proved undeveloped reserves to proved developed producing reserves as the result of the completion of development wells in the Turkey Track area and in the Red Lake area.  As of December 31, 2014, estimated future development costs relating to the development of our proved undeveloped reserves was $16.7 million. All of our currently identified proved undeveloped reserves are scheduled to be drilled by December 31, 2019.

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

The principal person at CG&A who prepared the reserve report is Mr. Zane Meekins. Mr. Meekins has been a practicing consulting petroleum engineer at CG&A since 1989. Mr. Meekins is a Registered Professional Engineer in the State of Texas (License No. 71055) and has over 24 years of practical experience in petroleum engineering, with over 21 years of experience in the estimation and evaluation of reserves. He graduated from Texas A&M University in 1987 with a Bachelor of Science degree in Petroleum Engineering. Mr. Meekins meets or exceeds the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the SPE Standards. He is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserve definitions and guidelines.

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

Summary of Oil and Natural Gas Properties and Projects

Production, Price and Cost History

The following table presents net production sold, average sales prices and production costs and expenses for the years ended December 31, 2014 and 2013.

	Year ended December 31,
	2014	2013

Revenue
Oil and natural gas sales	$12,352,299	$13,125,960

Net production sold
Oil (Bbl)	127,688	122,666
Natural gas (Mcf)	277,128	282,864
Natural gas liquids(Bbl)	16,317	9,223
Total (Boe)	190,193	179,033

Average sales prices
Oil ($/Bbl)	$82.52	$93.17
Natural gas ($/Mcf	4.87	4.56
Natural gas liquids ($/Bbl	28.49	28.11
Total average price ($/Boe)	$64.94	$73.32

Costs and expenses (per Boe)
Production taxes	$5.25	$6.96
Lease operating expenses	12.03	12.85
Natural gas transportation and marketing expenses	0.54	0.44
Environmental cleanup	0.00	0.00
Impairment	0.00	0.00
Depreciation, depletion, and amortization	18.75	27.60
Accretion of discount on asset retirement obligation	0.98	0.83
General and administrative expense	3.66	6.02

Developed and Undeveloped Acreage

The following table presents our total gross and net developed and undeveloped acreage as of December 31, 2014:

Developed Acres		Undeveloped Acres
Gross (1)	Net (2)	Gross (1)	Net (2)
9,277	3,834	856,616	290,009

__________________

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

Productive Wells

The following table presents the total gross and net productive wells by oil or natural gas completion as of December 31, 2014.  We own royalty interests in 23 gross wells (average of 0.58%), which have been excluded from these well counts:

Oil Wells		Natural Gas Wells
Gross(1)	Net(2)	Gross(1)	Net(2)
149	56.0	37	4.4

(1) “Gross” means the total number of wells in which we have a working interest.

(2) “Net” means the sum of the fractional working interests that we own in gross wells.

Drilling Activity

The following table summarizes the number of net productive and dry development wells and net productive and dry exploratory wells we drilled during the periods indicated and refers to the number of wells completed during the period, regardless of when drilling was initiated. At December 31, 2014, we had three wells (0.2 net) being drilled or awaiting completion.

	Development Wells		Exploratory Wells
Year Ended December 31,	Productive	Dry	Productive	Dry
2014	0.86	—	—	—
2013	1.88	—	—	—
2012	1.91	—	0.13	—

As of April 1, 2015, the aforementioned working interest and net revenue interest were proportionately reduced by 50% pursuant to the terms of the Sale.

Item 3. Legal Proceedings

The information under the heading “Litigation” contained in Note 9, “Commitments and Contingencies,” of our financial statements included in Part II, Item 8 of this Form 10-K is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price for Our Common Stock

Our common stock is quoted on the pink sheets under the symbol “XBOR.” The following table sets forth the range of high and low bid prices for our common stock for the periods indicated. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Fiscal Year 2014:
Fourth Quarter	$1.25	$0.75
Third Quarter	$1.64	$1.11
Second Quarter	$1.75	$0.85
First Quarter	$1.23	$0.37
Fiscal Year 2013:
Fourth Quarter	$0.60	$0.27
Third Quarter	$0.69	$0.30
Second Quarter	$0.67	$0.35
First Quarter	$0.90	$0.63

Holders

As of April 30, 2015, there were approximately 39 holders of our common stock, including nominee holders such as bank and brokerage firms who hold shares for beneficial owners.

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

Sales of Unregistered Securities

We have not made any sales of unregistered securities during the year ended December 31, 2014 that was not disclosed previously in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” and elsewhere in this Annual Report on Form 10-

Company

We are an oil and gas exploration company.  We currently own over 865,893 gross (approximately 146,922 net) mineral and lease acres in New Mexico and Texas. Approximately 12,825 of these net acres exist within the Permian Basin. A significant majority of our acreage consists of either owned mineral rights or leases held by production, allowing us to hold lease rental payments to under $5,000 annually. The majority of our acreage interests consists of non-operated working interests except for certain core San Andres properties which we operate.

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

On April 21, 2015, we entered into a purchase and sale agreement (the “PSA”) with RMR Operating, LLC (“RMR Operating”), Black Rock Capital, Inc. (“Black Rock”), RMR KS Holdings, LLC (“RMR KS”) and Black Shale Minerals, LLC (“Buyer”). Each of us, RMR Operating, Black Rock and RMR KS is an operating subsidiary (together, the “Operating Subsidiaries”) of Red Mountain Resources, Inc. (“RMR,” and together with the Operating Subsidiaries, the “Companies”).

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

Significant Fiscal 2014 Operations

During fiscal 2014, Cross Border completed seven wells (0.9 net).

Three of these wells were in the Turkey Track area. The first, Zircon 12/7 GF Federal Com 1H, a 2nd Bone Spring completion was completed in May 2014 and achieved a 10-day average rate of 1,028 Boe/d (87% oil). Cross Border owns an approximately 16% working interest and 13% net revenue interest in the well. Another 2nd Bone Spring completion, Bradley 31 B2DA Fed Com 1H, was completed in September 2014 and achieved a 10-day average production rate of 790 BOE/d (88% oil). We own 7.0% working interest 6.1% net revenue interest in the well. The third well, Zircon 2 B1EH State 2H, was completed in July 2014 in the 1st Bone Spring sand. The well achieved a 10-day average production rate of 549 BOE/d (81% oil). We own 12.5% working interest and 10.0% net revenue interest in the well. These three wells are operated by Mewbourne Oil Company.

We also completed three vertical Yeso wells in the Red Lake area. Southern Union 30G State 3 and Horseshoe State 3 were both completed in June 2014. We own approximately 14.8% working interest and 11.7% net revenue interest in Southern Union 30G State 3 and approximately 12.5% working interest and 9.7% net revenue interest in Horseshoe State 3. Both of these wells were completed in June 2014.Early production rates from the wells were 137 Boe/d (88% oil) and 140 Boe/d (86% oil), respectively. The third well, Horseshoe State 4, was completed in December 2014, with early production averaging 109 Boe/d (84% oil). We own approximately 16.7% working interest and 12.5% net revenue interest in the well. These three Red Lake area wells are operated by LRE Operating.

The seventh completion was Perla Verde 31 State 2H, a 3rd Bone Spring well operated by XTO Energy. This well was completed in December 2014 and achieved a 10 day average rate of 853 Boe/d (90% oil). Cross Border owns 6.3% working interest and 4.7% net revenue interest in the well.

On December 31, 2014, we had three wells in progress that were either drilling or awaiting completion. They are Perla Verde 31 State 2H, an XTO-operated 3rd Bone Spring horizontal, Zircon 12/7 B2JK Federal Com 1H, a Mewbourne-operated 2nd Bone Spring horizontal, and Scooter Federal Com 1H, a COG-operated 2nd Bone Spring horizontal. We own a working interest of 4.7%, 16.5%, and 0.8%, respectively, in these wells.

As of April 1, 2015, the aforementioned working interest and net revenue interest were proportionately reduced by 50% pursuant to the terms of the Sale.

Planned Operations

At the end of fiscal 2014, we elected to participate in the drilling of three wells (0.2 net) that remained in progress at December 31, 2014 and two wells (0.1 net) that are planned for fiscal 2015. Due to the asset sale on April 21, 2015, the Company is reassessing its planned operations for fiscal 2015 other than the aforementioned wells in which the Company has already elected to participate.

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

Oil and Gas Properties

We follow the successful efforts method of accounting for our oil and natural gas producing activities. Costs to acquire mineral interests in oil and natural gas properties and to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells are capitalized pending determination of whether the wells have proved reserves. If we determine that the wells do not have proved reserves, the costs are charged to expense. There were no exploratory wells capitalized pending determination of whether the wells have proved reserves at December 31, 2014 or 2013. Geological and geophysical costs, including seismic studies and costs of carrying and retaining unproved properties, are charged to expense as incurred. We capitalize interest on expenditures for significant exploration and development projects that last more than six months while activities are in progress to bring the assets to their intended use. Through December 31, 2014, we had capitalized no interest costs because our exploration and development projects generally lasted less than six months. Costs incurred to maintain wells and related equipment are charged to expense as incurred.

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

Additionally, during the fourth quarter of 2012, management conducted an impairment evaluation of its proved and unproved oil and natural gas properties.  As a result of the evaluation, management recorded a non cash impairment charge of approximately $857,945, primarily related to a decline in the value of proved reserves. There were no impairment charges in the year ended December 31, 2013. In the third quarter of 2014, the Company recorded a non cash impairment charge of $6,500,000.

Recent Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Components of an Entity(“ASU 2014-08”). ASU 2014-08 revises the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results, removing the lack of continuing involvement criteria and requiring discontinued operations reporting for the disposal of an equity method investment that meets the definition ofdiscontinued operations. The update also requires expanded disclosures for discontinued operations, including disclosure of pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. The update is effective prospectively to all periods beginning after December 15, 2014. Currently, the Company does not expect the adoption of ASU 2014-08 to have a material impact on our financial statements or results of operations.

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

Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

The following table presents net production sold, average sales prices and production costs and expenses for the years ended December 31, 2014 and 2013.

	Year ended December 31,
	2014	2013

Revenue
Oil and natural gas sales	$12,352,299	$13,125,960

Net production sold
Oil (Bbl)	127,688	122,666
Natural gas (Mcf)	277,128	282,864
Natural gas liquids(Bbl)	16,317	9,223
Total (Boe)	190,193	179,033

Average sales prices
Oil ($/Bbl)	$82.52	$93.17
Natural gas ($/Mcf	4.87	4.56
Natural gas liquids ($/Bbl	28.49	28.11
Total average price ($/Boe)	$64.94	$73.32

Costs and expenses (per Boe)
Production taxes	$5.25	$6.96
Lease operating expenses	12.03	12.85
Natural gas transportation and marketing expenses	0.54	0.44
Environmental cleanup	0.00	0.00
Depreciation, depletion, amortization, and impairment	18.75	27.60
Accretion of discount on asset retirement obligation	0.98	0.83
General and administrative expense	3.66	6.02

Revenues and Production

Oil and Natural Gas Production. During the year ended December 31, 2014, we had total production sold of 190,193 Boe, compared to total production sold of 179,033 Boe during the year ended December 31, 2013. The increase in total production sold was attributable to newly completed wells in the fiscal year. For the year ended December 31, 2014, 67.1% of our production sold was oil, 24.3% was natural gas, and 8.6% was natural gas liquids, compared to 68.5% oil, 26.3% was natural gas, and 5.2% was natural gas liquids for the year ended December 31, 2013.

Oil and Natural Gas Sales. During the year ended December 31, 2014, we had oil and natural gas sales of $12.4 million, as compared to $13.1 million during the year ended December 31, 2013. The decrease in oil and natural gas sales was primarily attributable to lower realized prices during the fiscal year.

Costs and Expenses

Operating Costs. During the year ended December 31, 2014, we incurred operating costs of $2.3 million, as compared to $2.3 million during the year ended December 31, 2013.

Production Taxes. Production taxes were $1.0 million for the year ended December 31, 2014, as compared to $1.2 million for the year ended December 31, 2013.

Depreciation, Depletion, Amortization, and Impairment. For the year ended December 31, 2014, depreciation, depletion, and amortization expense was $9.1 million, as compared to $4.9 million for the year ended December 31, 2013. The increase in depreciation, depletion, amortization, and impairment was primarily attributable to a $6.5 million non cash impairment charge recorded in the third quarter of 2014.

General and Administrative Expense. General and administrative expense was $0.7 million for the year ended December 31, 2014 as compared to $1.0 million for the year ended December 31, 2013.

Other Expense. Other expense was $1.4 million for the year ended December 31, 2014 as compared to $0.1 milion for the year ended December 31, 2013. The increase in other expenses is attributable to a $0.9 million loss on settlement of litigation, a decrease in losses of derivatives of approximately $0.3, a reduction in interest expense of approximately $0.2 million. In the 2013 period the company incurred approximately $0.9 million related to the gain on settlement of debt which did not recur in the 2014 period.

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

Capital Expenditures

Most of our capital expenditures are for the exploration, development, and production of oil and natural gas reserves. For 2014, we had capital expenditures of approximately $5.0 million for the development of oil and natural gas properties. We anticipate capital expenditures of between $0.5 million and $2.0 million for 2015. See “—Planned Operations” for more information about our planned capital expenditures.

Liquidity

At December 31, 2014, we had $0.4 million in cash and cash equivalents and $8.2 million outstanding under our credit facility with Independent Bank. At December 31, 2014, we had $0 of availability under the credit facility. At December 31, 2014, we had working capital of $3.3 million as compared to a working capital deficit of $0.4 million at December 31, 2013. Excluding assets held for sale, we would have had a working capital deficit of $10.7 million.

Cash Flows

Net cash provided by operating activities was $8.7 million for the year ended December 31, 2014, compared to net cash provided by operating activities of $7.0 million for the year ended December 31, 2013.

Net cash used in investing activities decreased to $5.0 million for the year ended December 31, 2014 from $9.3 million for the year ended December 31, 2013 due to a decrease in capital expenditures for the continued development of our oil and natural gas properties.

During the year ended December 31, 2014, net cash used by financing activities was $4.0 million, as compared to $2.8 million during the year ended December 31, 2013.

Indebtedness

Notes Payable- Green Shoe

In connection with the January 4, 2011 merger discussed history above, the Company, as the accounting acquirer, assumed an unsecured loan from Green Shoe Investments Ltd. (“Green Shoe”) in the principal amount of $487,000 at an interest rate of 5.0%

On April 26, 2011, the Company entered into a Loan Agreement with Green Shoe, and the Company executed and delivered a Promissory Note to Green Shoe in connection therewith. The amount of the Promissory Note and the loan from Green Shoe (the “Green Shoe Loan”) was $550,936 and the purpose of the Green Shoe Loan was to consolidate and extend all of the loans owed by the Company and its predecessors to Green Shoe including without limitation the following: (i) loan dated May 9, 2008 in the principal amount of $100,000, (ii) loan dated May 23, 2008 in the principal amount of $150,000, (iii) loan dated July 18, 2008 in the principal amount of $50,000, (iv) loan dated February 24, 2009 in the principal amount of $100,000, and (v) loan dated April 29, 2009 in the principal amount of $87,000 plus accrued interest of $63,936. The Green Shoe Loan is unsecured.

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

Line of Credit – Texas Capital Bank

As of December 31, 2011, the borrowing base on the Texas Capital Bank (“TCB”) line of credit was $4,500,000. Effective March 1, 2012, the borrowing base was increased to $9,500,000. The interest rate was calculated at the greater of the adjusted base rate or 4%. The line of credit was collateralized by producing wells and was to mature on January 14, 2014. As the result of the sale of certain interests in oil and gas properties, effective August 1, 2012, the borrowing base was reduced by $750,000 and that amount was repaid to TCB out of the sale proceeds. On February 5, 2013, this line of credit was paid off and replaced with a revolving credit facility.

Credit Facility

On February 5, 2013, the Company entered into the Credit Agreement with Red Mountain Resources, Inc., Black Rock Capital, Inc. and RMR Operating, LLC (the Company, Red Mountain Resources, Inc., Black Rock Capital, Inc. and RMR Operating, LLC, jointly and severally, the “Borrowers”) and Independent Bank, as Lender. The Credit Agreement provides for an up to $100.0 million revolving credit facility (as amended, the “Credit Facility”) with an initial commitment of $20.0 million and a maturity date of February 5, 2016.  The borrowing base under the Credit Facility is determined at the discretion of the Lender based on, among other things, the Lender’s estimated value of the proved reserves attributable to the Borrowers’ oil and natural gas properties that have been mortgaged to the Lender, and is subject to regular redeterminations on September 30 and March 31 of each year, and interim redeterminations described in the Credit Agreement and potentially monthly commitment reductions, in each case which may reduce the amount of the borrowing base. Effective September 12, 2013, the borrowing base was increased to $30.0 million from $20.0 million. As of December 31, 2013, the borrowing base and commitment were $30.0 million. As of December 31, 2013, the Company had $12.2 million outstanding under the Credit Facility and had availability of $12.6 million. As of December 31, 2014 the Company had $8.2 million outstanding under the Credit Facility and had availability of $0.

On March 11, 2015, the Company entered into an amendment and waiver (the “Third Amendment”) to the Senior First Lien Secured Credit Agreement, dated February 5, 2013, as amended (the “Credit Agreement”), with RMR, Black Rock and RMR Operating (together with the Company, the “Borrowers”) and Independent Bank (“Lender”). Pursuant to the Third Amendment, (i) the Lender waived any default or right to exercise any remedy as a result of the failure by the Borrowers to be in compliance with the requirements of Section 6.18 of the Credit Agreement with respect to the permitted ratio of consolidated current assets to consolidated current liabilities of Borrowers for the fiscal quarter ended September 30, 2014; and (ii) the borrowing base was decreased from $30 million to $27.8 million, effective as of March 1, 2015, and the commitment amount was decreased to $27.8 million, subject to monthly commitment reductions of $350,000 beginning March 1, 2015.

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

Amounts outstanding under the Credit Facility bear interest at a rate per annum equal to the greater of (x) the U.S. prime rate as published in The Wall Street Journal’s “Money Rates” table in effect from time to time and (y) 4.0%. Interest is payable monthly in arrears on the last day of each calendar month. As of December 31, 2014, the interest rate was 4%. Borrowings under the Credit Facility are secured by first priority liens on substantially all the property of each of the Borrowers and are unconditionally guaranteed by Doral West Corp. and Pure Energy Operating, Inc., each a subsidiary of Cross Border.

The Credit Agreement also contains financial covenants, measured as of the last day of each fiscal quarter of the Company. As of December 31, 2014, the Company received waivers from the lenders for covenants that were not in compliance.

Pursuant to the Credit Agreement, at least one of the Borrowers is required to have acceptable hedge agreements in place at all times effectively hedging at least 50% of the oil volumes of the Borrowers. Pursuant to the terms of the Credit Agreement, the Company has agreements hedging a portion of the future oil production of the Borrowers.

Contractual Obligations

The following table presents a summary of our contractual obligations at December 31, 2014:

	Payments Due By Period
(in thousands)	Less than one year	One to three years	Three to five years	More than five years	Total
Line of credit	$—	$8,200,000	$—	$—	$8,200,000
Environmental cleanup	2,057,175	—	—	—	2,057,175
Asset retirement obligations	—	—	—	1,594,710	1,594,710
Total	$2,057,175	$8,200,000	$—	$1,594,710	$11,851,885

Off-Balance Sheet Arrangements

As of December 31, 2014, we did not have any off-balance sheet arrangements as defined by Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Our financial statements required by this item are included in this report beginning on page F-1 and are incorporated herein by reference.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014 and, based on that evaluation, and as a result of the material weaknesses described below, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Our management, under the supervision and with the participation of our principal executive officer and principal financial and accounting officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control — Integrated Framework created by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that our internal control over financial reporting was not effective as of December 31, 2014 because of the identification of the material weaknesses identified below.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Alan W. Barksdale	37	Chairman of the Board of Directors
Earl M. Sebring	65	Interim President
Kenneth S. Lamb	39	Chief Accounting Officer, Secretary, and Treasurer
Richard F. LaRoche Jr.	69	Director
Paul N. Vassilakos	37	Director
John W. Hawkins	69	Director

Alan W. Barksdale has been Chairman of the Board of Directors since May 2012. Mr. Barksdale has been the Chief Executive Officer and Chairman of the Board of Directors of Red Mountain Resources, Inc. since June 2011, its President since July 2012, and served as its Interim Acting Chief Financial Officer from June 2011 to August 2011. Mr. Barksdale has also been the owner and president of StoneStreet and president and manager of StoneStreet Group, advisory and management services and merchant banking firms, since 2008. Mr. Barksdale has also been the president of AWB Enterprises, Inc., a holding company, since November 2011. From January 2004 to April 2010, Mr. Barksdale served as a director in the Capital Markets Group of Crews & Associates, an investment banking firm. From August 2003 to October 2003, Mr. Barksdale served as an investment banker at Stephens Inc., an investment banking firm. From 2002 to 2003, Mr. Barksdale was an investment banker at Crews & Associates. Mr. Barksdale’s experience in operating, managing, financing and investing in more than 200 wells in Louisiana, New Mexico and Texas, combined with his over ten years of capital markets experience and contacts and relationships, provides our Board of Directors with invaluable management and operational direction.

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

Paul N. Vassilakos has been a director since May 2012. From November 2011 through February 2012, Mr. Vassilakos served as Chief Executive Officer, Chief Financial Officer and director of Soton Holdings Group, Inc., a publicly held company now known as Rio Bravo Oil, Inc. Since November 2013, Mr. Vassilakos has been the Chief Executive Officer of Cullen Agricultural Holding Corp. (“CAH”) and served as its assistant treasurer from October 2009 to November 2013. CAH is seeking to consummate a business combination with Long Island Brand Beverages LLC, a growth oriented company focused on the ready-to-drink tea segment in the beverage industry. In July 2007, Mr. Vassilakos founded Petrina Advisors, Inc., a privately held advisory firm providing investment banking services, and has served as its president since its formation. Mr. Vassilakos also founded and, since December 2006, serves as the vice president of Petrina Properties Ltd., a privately held real estate holding company. From February 2002 through June 2007, Mr. Vassilakos served as vice president of Elmsford Furniture Corp., a privately held furniture retailer in the New York area. Mr. Vassilakos brings extensive public company and capital markets experience, as well as his professional contacts and experience, to our Board of Directors.

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

Item 11. Executive Compensation

The following table sets forth information concerning compensation of our Named Executive Officers for the years ended December 31, 2013 and 2014. The Named Executive Officers are: our Interim President and our Chief Accounting Officer, Secretary, and Treasurer.

Summary Compensation Table

Name and Principal Position	Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Earl M. Sebring	December 31, 2014	200,000	—	—	—	200,000
Interim President	December 31, 2013	200,000	—	—	—	200,000

Kenneth S. Lamb (1)	December 31, 2014	—	—	—	—	—
Chief Accounting	December 31, 2013	—	—	—	20,000	20,000
Officer, Secretary, and Treasurer

_________________________________

(1)	Mr. Lamb is an employee of Red Mountain Resources, the Company’s largest shareholder, and receives no direct remuneration from the Company. The Company reimburses Red Mountain Resources for a portion of Mr. Lamb’s salary, upon request. No such reimbursement request was made in 2014. In 2013, the Company reimbursed $20,000. Such amounts are reported as all other compensation in the table above.

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

Director Compensation Table

The table below reflects compensation paid to non-employee directors for the year ended December 31, 2014.

Name	Fees Earned or Paid in Cash ($)
Alan W. Barksdale	8,000
Paul N. Vassilakos	8,000
John W. Hawkins	8,000
Richard F. LaRoche Jr	8,000

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of May 15, 2015 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (ii) each of our Named Executive Officers and directors and (iii) all of our executive officers and directors as a group.

Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership (2)		Percentage of Outstanding Common Stock (2)
Alan W. Barksdale	—		—
Richard F. LaRoche, Jr.	838,331	(3)	4.8%
John W. Hawkins	10,000		*
Paul N. Vassilakos	—		—
Earl M. Sebring	—		—
Kenneth S. Lamb	—		—
All executive officers and directors as a group (6 persons)	848,331		4.8%
Red Mountain Resources, Inc. and Subsidiaries	16,830,598	(4)	84.8%
2515 McKinney Ave, Suite 900
Dallas, TX 75201

45

_______________________

* Less than one percent

(1)	Unless noted otherwise, the address for the above individuals is 2515 McKinney Ave., Suite 900, Dallas, Texas 75201. Unless noted otherwise, each of the above persons has sole voting and investment power with respect to all shares of common stock beneficially owned by them.

(2)	Based on 17,336,226 shares of common stock issued and outstanding on December 31, 2014.

(3)	Mr. LaRoche is deemed the beneficial owner of 838,331 Shares, or 4.8% of the Issuer’s outstanding common stock, which ownership includes: (i) 94,984 Shares held by LaRoche Family, L.P., of which Mr. LaRoche is a general partner; (ii) 485,013 Shares held by LaRoche Enterprises, L.P., of which Mr. LaRoche is a general partner; (iii) 100,000 Shares held by Bushy Forest L.P.; of which Mr. LaRoche is a general partner; (iv) warrants to purchase 133,334 Shares held by LaRoche Enterprises, L.P, of which Mr. LaRoche is general partner; and (v) stock options to purchase 25,000 Shares held by Mr. LaRoche. As general partner of LaRoche Family, L.P., LaRoche Enterprises, L.P. and Bushy Forest, L.P., Mr. LaRoche has sole power to vote and to dispose of the Shares; accordingly, he is deemed to have beneficial ownership over such shares. However, Mr. LaRoche disclaims beneficial ownership of Shares held by the limited partnerships except to the extent of his pecuniary interest therein.

(4)	Based on Amendment No. 14 to Schedule 13D filed on May 6, 2013, each of Red Mountain Resources, Inc. and Alan Barksdale is deemed to be the beneficial owner of 16,830,598 shares of the Issuer’s Common Stock, or approximately 84.8% of the Issuer’s outstanding Common Stock. This represents 14,327,767 shares of Common Stock held by Red Mountain Resolurces, Inc. This also includes: (i) warrants to purchase 366,667 shares of Common Stock held by Red Mountain Resources, Inc. and (ii) warrants to purchase 2,136,164 shares of Common Stock of the Issuer held by Black Rock Capital, Inc., all of which are immediately exercisable. Barksdale is the Chief Executive Officer of Red Mountain Resources, Inc. and an officer of Black Rock Capital, Inc. As such, Alan Barksdale has the authority to vote the shares of Common Stock on behalf of Red Mountain Resources, Inc. and Black Rock Capital, Inc. Black Rock Capital, Inc. is deemed to be the beneficial owner of 2,136,164 shares of the Issuer’s Common Stock, or approximately 11.0% of the Issuer’s outstanding Common Stock. This represents immediately exercisable warrants to purchase 2,136,134 shares of Common Stock held by Black Rock Capital, Inc.

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

On August 10, 2010, we filed a Registration Statement on Form S-8 (Registration Number 333-168724) under the Securities Act to register an additional 6,000,000 shares of our common stock available for issuance under the 2009 Plan as amended and restated. The total registered shares available for issuance under the 2009 Plan was reduced to 263,636 shares by the 1-for-55 reverse split effective December 27, 2010. The 2009 Plan expressly provides that the number of shares may be increased to the number of shares issued under the 2009 Plan provided that it does not exceed 15% of the outstanding shares. The total number of shares underlying currently outstanding options issued under the Plan is 87,500. The registration statement was terminated by the Company in April 2015.

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year. In April 2015, the registration statements relating to the 2009 Plan were terminated by the Company.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	87,500	$4.80	2,357,792
Total	87,500	$4.80	2,357,792

(1)	The total number of securities available for issuance under the plan cannot exceed 15% of the total number of shares of common stock outstanding. Therefore, as of May 15, 2015, the number of securities remaining available is 15% of 16,301,946 (2,445,292) less outstanding options (87,500).

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

We and RMR are party to a Technical Services Agreement under which RMR incurs costs on our behalf, primarily related to wells in the Company's Tom Tom and Tomahawk fields. During the twelve months ended December 31, 2014, RMR incurred approximately $1,880,000 on our behalf. During the period ended December 31, 2014, we advanced RMR $5,880,000 to use for its general and administrative and operating costs. Effective June 30, 2014 and December 31, 2014 RMR assumed $3,000,000 and $1,000,000, respectively, of our obligation under the Credit Facility.

Independence of Directors

The standards relied upon the Board in determining whether a director is “independent” are those set forth in the rules of the NYSE MKT LLC (formerly, NYSE Amex). The NYSE MKT LLC generally defines “independent directors” as a person other than an executive officer or employee of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Consistent with these standards, our Board of Directors has affirmatively determined that Messrs. Hawkins, LaRoche, and Vassilakos are our independent directors.

Item 14. Principal Accountant Fees And Services

Aggregate fees for professional services provided to us by Darilek, Butler & Associates, PLLC, our principal accountant for the years ended December 31, 2014 and 2013 were as follows:

	Year ended December 31,
	2014	2013
Audit Fees(a)	$202,300	$205,100
Audit-Related Fees(b)	30,450	84,000
Tax Fees(c)	—	—
All Other Fees	—	—
Total	$232,750	$289,100

_________________

(a)	Audit services billed consisted of the audits of our annual financial statements and reviews of our quarterly condensed financial statements.

(b)	Audit-related fees includes professional services in connection with procedures related to various other audit and special reports.

(c)	Tax fees include tax compliance and tax planning.

Audit Committee Approval

The Company’s board of directors has adopted a procedure for pre-approval of all fees charged by its independent registered public accounting firm. Under the procedure, the audit committee of the Company’s board of directors approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the audit committee. The audit, audit-related fees and tax fees paid to Darilek Butler & Associates, PLLC with respect to 2014 and 2013 were pre-approved by the audit committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1.	Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2014 and 2013
Statements of Operations for the Years Ended December 31, 2014 and 2013
Statements of Stockholders’ Equity for the Years Ended December 31, 2014 and 2013
Statements of Cash Flows for the Years Ended December 31, 2014 and 2013
Notes to Financial Statements

2.	Exhibits required to be filed by Item 601 of Regulation S-K

The exhibits required to be filed by this Item 15 are set forth in the Exhibit Index accompanying this report.

Cross Border Resources, Inc.

Balance Sheets

	December 31,	December 31,
	2014	2013

ASSETS

Current Assets
Cash and Cash Equivalents	$356,950	$726,239
Accounts Receivable – Oil and Natural Gas Sales	1,594,990	2,086,239
Accounts Receivable – Related Party	—	24,630
Prepaid Expenses & Other Current Assets	71,598	87,443
Assets Held for Sale	15,617,472	—
Current Tax Asset	19,600	19,600
Total Current Assets	17,660,610	2,944,151

Oil and Gas Properties	27,243,106	56,561,040
Less: Accumulated Depletion, Amortization, and Impairment	(11,956,319)	(20,941,867)
Net Oil and Gas Properties	15,286,787	35,619,173

Other Assets
Other Property and Equipment, net of Accumulated Depreciation of $110,278 and $95,828 in 2014 and 2013, respectively	26,258	34,641
Restricted Cash	214,751	206,087
Deferred financing costs	47,512	91,242
Other Assets	54,324	54,324
Total Other Assets	342,845	386,294

TOTAL ASSETS	$33,290,242	$38,949,618

The accompanying notes are an integral part of these financial statements.

	December 31,	December 31,
	2014	2013

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable - Trade	$1,865,625	$1,268,257
Accrued Expenses & Other Payables	664,368	63,101
Derivative Liability	—	38,109
Line of Credit	8,200,000	—
Environmental Liability – Current Portion	2,057,175	1,400,000
Liabilities Associated with Assets Held for Sale	1,594,711	—
Deferred Tax Liability	19,600	19,600
Total Current Liabilities	14,401,479	2,789,067

Non-Current Liabilities
Asset Retirement Obligations	1,594,710	3,514,898
Environmental Liability, Net of Current Portion	—	687,973
Line of Credit	—	12,200,000
Total Non-Current Liabilities	1,594,710	16,402,871
Total Liabilities	15,996,189	19,191,938

Commitments & Contingencies (Note 8)

Stockholders’ Equity
Common Stock ($0.001 par value; 99,000,000 shares authorized and 17,336,226 issued and outstanding as of December 31, 2014 and as of December 31, 2013, respectively)	17,336	17,336
Additional Paid in Capital	33,462,473	33,462,473
Accumulated Deficit	(16,185,756)	(13,722,129)
Total Stockholders’ Equity	17,294,053	19,757,680

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,290,242	$38,949,618

The accompanying notes are an integral part of these financial statements.

 Cross Border Resources, Inc.

Statements of Operations

	Years Ended December 31,
	2014	2013
Revenues
Oil and gas sales	$12,352,299	$13,125,960

Expenses:
Operating costs	2,287,908	2,300,899
Natural gas marketing and transportation expenses	102,736	78,211
Production taxes	999,395	1,246,153
Depreciation, depletion, amortization, and impairment	9,154,536	4,941,614
Accretion expense	185,773	148,364
General and administrative	695,613	1,007,065
Total expense	13,425,961	9,722,306

Income (loss) from operations	(1,073,662)	3,403,654

Other income (expense):
Gain (loss) on derivatives	(3,479)	(269,769)
Loss on settlement of litigation	(900,000)	—
Gain on settlement of debt	—	858,429
Interest expense	(486,488)	(639,578)
Miscellaneous other income (expense)	—	—
Total other income (expense)	(1,389,967)	(50,918)

Income (loss) before income taxes	(2,463,629)	3,352,736

Current tax benefit	(—)	(—)
Deferred tax expense	—	—
Income tax expense	—	—
Net (loss) income	$(2,463,629)	$3,352,736

Net income (loss) per share:
Basic	(0.14)	0.20
Fully diluted	$(0.12)	$0.16
Weighted average shares outstanding:
Basic	17,336,226	17,169,041
Fully diluted	21,023,726	20,856,541

The accompanying notes are an integral part of these financial statements.

Cross Border Resources, Inc.

Statements of Cash Flows

	Years Ended December 31,
	2014	2013

CASH FLOWS (LOSS) FROM OPERATING ACTIVITIES
Net income	$(2,463,629)	$3,352,736
Adjustments to reconcile net income (loss) to cash used by operating activities:
Depreciation, depletion, amortization, and impairment	9,154,536	4,941,614
Gain on settlement of creditors liability	—	(350,800)
Gain on conversion of notes payable	—	(485,416)
Settlement of environmental liability	(20,798)	(12,027)
Loss on settlement of litigation	—	—
Accretion of asset retirement obligations	185,773	148,364
Amortization of deferred financing costs	43,730	9,803
Change in derivative instruments	(38,109)	328,897
Changes in operating assets and liabilities:
Accounts receivable	685,645	1,083,856
Accounts receivable – related party	24,630	—
Prepaid expenses and other current assets	(176,534)	375,666
Accounts payable	597,368	(2,245,392)
Restricted cash	8,664	(206,087)
Accrued expenses	648,846	7,527
Interest payable	—	(—)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	8,650,122	6, 948,741

CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures - oil and gas properties	(5,013,345)	(9,253,152)
Capital expenditures - other assets	(6,066)	—
NET CASH USED IN INVESTING ACTIVITIES	(5,019,411)	(9,253,152)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on line of credit	—	12,200,000
Reduction of principal on line of credit	(4,000,000)	—
Payments on line of credit	(—)	(8,750,000)
Repayments to creditors	(—)	(660,911)

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(4,000,000)	2,789,089

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(369,289)	484,678
Cash and cash equivalents, beginning of period year	726,239	241,561
Cash and cash equivalents, end of year	$356,950	$726,239

Supplemental disclosures of cash flow information:
Interest paid	$443,067	$518,756
Income taxes paid	$—	$—

NON-CASH TRANSACTIONS
Revisions of ARO	$(554,287)	$—
Issuance of common stock to settle liability	$—	(692,967)
Additions of ARO	$46,447	$51,290

The accompanying notes are an integral part of these financial statements.

Cross Border Resources, Inc.

Statements of Equity

For the years ended December 31, 2014 and 2013

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at December 31, 2012	16,301,946	$16,302	$32,770,540	$(17,074,865)	$15,711,977
Issuance of shares to Red Mountain Resources, Inc. upon conversion of unsecured liabilities	611,630	612	409,180	—	409,792
Issuance of shares to settle creditors payable claims	422,650	422	282,753	—	283,175
Net income loss attributable to shareholders	—	—	—	3,352,736	3,352,736
Balance at December 31, 2013	17,336,226	17,336	33,462,473	(13,722,129)	19,757,680
Net loss attributable to shareholders	—	—	—	(2,463,629)	(2,463,629)
Balance at December 31, 2014	17,336,226	$17,336	$33,462,473	$(16,185,758)	$17,294,051`

Cross Border Resources, Inc.

Notes to Financial Statements

1.   Organization

Nature of Operations

Cross Border Resources, Inc. (the Company) is an independent natural gas and oil company engaged in the exploration, development, exploitation, and acquisition of natural gas and oil reserves in North America.  The Company’s area of focus is the State of New Mexico, particularly southeastern New Mexico.  The Company has two wholly-owned subsidiaries, which are inactive: Doral West Corporation and Pure Energy Operating, Inc, and accordingly are not consolidated in these financial statements.

2.   Going Concern

At December 31, 2014, the Company had working capital of $3,259,133 (including Assets Held for Sale of $15,617,472) and outstanding debt of $8,200,000 (consisting of a line of credit). The company would have a working capital deficit of $10,763,628 (excluding Assets Held for Sale, Net of ARO Liabilities associated with the Assets Held for Sale). The Company was not in compliance with the covenants of its line of credit with Independent Bank and had no availability under this line of credit. The Company currently does not have sufficient funds to repay these obligations. The Company is exploring available financing options, including the sale of debt, equity, or assets. If the Company is unable to finance its operations on acceptable terms or at all, its business, financial condition and results of operations may be materially and adversely affected. As a result of these conditions, there is substantial doubt regarding the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Financial instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and long-term debt, approximate fair value as of December 31, 2014 and 2013.

Oil and natural gas properties

The Company follows the successful efforts method of accounting for its oil and natural gas producing activities.  Costs to acquire mineral interests in oil and natural gas properties and to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells are capitalized pending determination of whether the wells have proved reserves. If the Company determines that the wells do not have proved reserves, the costs are charged to expense. There were no exploratory wells capitalized pending determination of whether the wells have proved reserves at December 31, 2014 or December 31, 2013. Geological and geophysical costs, including seismic studies and costs of carrying and retaining unproved properties, are charged to expense as incurred. The Company capitalizes interest on expenditures for significant exploration and development projects that last more than six months while activities are in progress to bring the assets to their intended use. Through December 31, 2014, the Company had capitalized no interest costs because its exploration and development projects generally lasted less than six months. Costs incurred to maintain wells and related equipment are charged to expense as incurred.

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

Accounts receivable—oil and natural gas sales consist of uncollateralized accrued revenues due under normal trade terms, generally requiring payment within 30 to 60 days of production. Accounts receivable—other consist of amounts owed from interest owners of the Company’s operated wells.  No interest is charged on past-due balances. Payments made on all accounts receivable are applied to the earliest unpaid items. The Company reviews accounts receivable periodically and reduces the carrying amount by a valuation allowance that reflects its best estimate of the amount that may not be collectible.  There was no reserve for bad debts as of December 31, 2014 or December 31, 2013.

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

Recently issued accounting pronouncements

In April 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Components of an Entity(“ASU 2014-08”). ASU 2014-08 revises the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results, removing the lack of continuing involvement criteria and requiring discontinued operations reporting for the disposal of an equity method investment that meets the definition ofdiscontinued operations. The update also requires expanded disclosures for discontinued operations, including disclosure of pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. The update is effective prospectively to all periods beginning after December 15, 2014. Currently, the Company does not expect the adoption of ASU 2014-08 to have a material impact on our financial statements or results of operations.

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

4.   Asset retirement obligations

The following is a description of the changes to the Company’s asset retirement obligations for the years ended December 31, 2014 and December 31, 2013:

	December 31,	December 31,
	2014	2013

Asset retirement obligations at beginning of year	$3,515,898	$3,317,358
Loss on Settlement	(926)	—
Settlement of liabilities	(3,314)	(1,114)
Revision of previous estimates	(554,287)	—
Accretion expense	185,773	148,364
Additions	46,447	51,290
Asset retirement obligations at end of year	$3,189,421	$3,515,898
ARO classified as liabilities associated with assets held for sale	1,594,711	—
ARO, Non-Current	$1,594,710	$3,515,898

5.   Property and equipment

Oil and natural gas properties

The following table sets forth the capitalized costs under the successful efforts method for oil and natural gas properties:

	December 31,	December 31,
	2014	2013

Oil and natural gas properties	$27,243,106	$56,561,040
Less accumulated depletion and impairment	(11,956,319)	(20,941,867)
Net oil and natural gas properties capitalized costs	$15,286,787	$35,619,173

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

During the year ended December 31, 2014, the Company recorded a $6.5 million impairment charge against its oil and gas assets. Additionally, the Company reclassified half of its oil and gas assets to assets held for sale.

Other property and equipment

The historical cost of other property and equipment, presented on a gross basis with accumulated depreciation is summarized as follows:

	December 31,	December 31,
	2014	2013

Other property and equipment	$136,535	$130,470
Less accumulated depreciation	(110,277)	(95,828)
Net property and equipment	$26,258	$34,641

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

Stock Options

In 2011, the Company issued options to purchase 87,500 shares of its common stock at $4.80 to its directors.  For the year ended December 31, 2014 and 2013, there was no stock based compensation.

Stock option activity summary is presented in the table below:

Weighted-
average
		Weighted-	Remaining
		average	Contractual
	Number of	Exercise	Term
	Shares	Price	(years)
Outstanding and exercisable December 31, 2012	87,500	$4.80	4.08
Granted	—	—	—
Cancelled	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding and exercisable at December 31, 2013	87,500	$4.80	3.08
Granted	—	—	—
Cancelled	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding and exercisable at December 31, 2014	87,500	$4.80	2.08

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

7.   Related party transactions

The Company and RMR are party to a Technical Services Agreement under which RMR incurs costs on behalf of the Company, primarily related to wells in the Company’s Tom Tom and Tomahawk fields. During the year ended December 31, 2014, RMR incurred approximately $1,880,000 on behalf of the Company. During the period ended December 31, 2014, the Company advanced RMR $5,880,000 to use for its general and administrative and operating costs. Effective June 30, 2014 and December 31, 2014 RMR assumed $3,000,000 and $1,000,000, respectively, of the Company’s obligation under the Credit Facility

The net amount of $0 is shown on the Company’s balance sheet under the caption Accounts Receivable – Related Party.

8.   Long term debt

Operating Line of Credit

On February 5, 2013, the Company entered into a Senior First Lien Secured Credit Agreement with RMR, Black Rock Capital, Inc. and RMR Operating, LLC, as borrowers (the “Borrowers”) and Independent Bank, as Lender, providing for an up to $100,000,000 credit facility (the “Credit Facility”). RMR owns approximately 83% of the outstanding common stock of Cross Border, and Black Rock and RMR Operating are wholly owned subsidiaries of RMR. On February 5, 2013, the Company drew $8,900,000 on the line of credit and used those funds to pay off its prior line of credit and associated accrued interest. On February 29, 2013, the Company drew $2,000,000 and on May 24, 2013, the Company drew a further $1,300,000 on the line of credit and used those funds to pay accounts payable related to the drilling program. Effective June 30, 2014, RMR assumed the Company’s obligations with respect to $3,000,000 of the Company’s outstanding borrowings under the Credit Facility in exchange for the satisfaction and discharge of a $2,900,000 intercompany payable from RMR to the Company. Effective December 31, 2014, RMR assumed the Company’s obligation with respect to $1,000,000 of the Company’s outstanding borrowings under the Credit Facility in exchange for the satisfaction and discharge of a $1,000,000 intercompany payable from RMR to the Company.

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

As of December 31, 2014, the Company’s outstanding borrowings under the line of credit were $8,200,000 and the Company was not in compliance with all debt covenants. The Company received waivers from the lenders for covenants that were not in compliance.

On March 11, 2015, the Company entered into an amendment and waiver (the “Third Amendment”) to the Senior First Lien Secured Credit Agreement, dated February 5, 2013, as amended (the “Credit Agreement”), with RMR, Black Rock and RMR Operating (together with the Company, the “Borrowers”) and Independent Bank (“Lender”). Pursuant to the Third Amendment, (i) the Lender waived any default or right to exercise any remedy as a result of the failure by the Borrowers to be in compliance with the requirements of Section 6.18 of the Credit Agreement with respect to the permitted ratio of consolidated current assets to consolidated current liabilities of Borrowers for the fiscal quarter ended September 30, 2014; and (ii) the borrowing base was decreased from $30 million to $27.8 million, effective as of March 1, 2015, and the commitment amount was decreased to $27.8 million, subject to monthly commitment reductions of $350,000 beginning March 1, 2015.

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

The Company was previously party to an engagement letter, dated February 7, 2012 (the “Engagement Letter”) with KeyBanc Capital Markets Inc. (“KeyBanc”) pursuant to which KeyBanc was to act as exclusive financial advisor to the Company’s board of directors in connection with a possible “Transaction” (as defined in the Engagement Letter). The Engagement Letter was formally terminated by the Company on August 21, 2012. The Engagement Letter provided that KeyBanc would be entitled to a fee upon consummation of a Transaction within a certain period of time following termination of the Engagement Letter. On May 16, 2013, KeyBanc delivered an invoice to the Company representing a fee and out-of-pocket expenses purportedly owed by the Company to KeyBanc as a result of the consummation of a purported Transaction that KeyBanc asserts had been consummated within the required time period. The Company disputed that any Transaction was consummated and that KeyBanc was entitled to any fees or out-of-pocket expenses. The Company filed a complaint seeking (i) a declaration that it was not liable to KeyBanc for any amounts in connection with the Engagement Letter, (ii) attorneys’ fees, and (iii) costs of suit. KeyBanc filed a counterclaim seeking (i) compensatory damages, (ii) interest, (iii) expenses and court costs, and (iv) reasonable and necessary attorneys’ fees. The matter was originally filed in the 44th Judicial District Court for the State of Texas, Dallas County but was subsequently removed to the United States District Court for the Northern District of Texas, Dallas Division. On August 26, 2014, the Company entered into a settlement agreement with KeyBanc, settling a lawsuit between the parties. In connection with the settlement, the Company agreed to pay KeyBanc $900,000 in three equal installments of $300,000 each on or before August 28, 2014, October 31, 2014 and December 31, 2014, and the parties agreed to mutual releases of liability related to the Engagement Letter. This balance was paid in full at December 31, 2014.

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

As of December 31, 2014 and 2013, the Company had approximately $2.1 million in environmental remediation liabilities related to the Company’s operated Tom Tom and Tomahawk fields located in Chaves and Roosevelt counties in New Mexico. In February 2013, the Bureau of Land Management (“BLM”) accepted the Company’s remediation plan for the Tom Tom and Tomahawk fields. The Company is working in conjunction with the BLM to initiate remediation on a site-by-site basis. This is management’s best estimate of the costs of remediation and restoration with respect to these environmental matters, although the ultimate cost could differ materially. Inherent uncertainties exist in these estimates due to unknown conditions, changing governmental regulation, and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. Pursuant to the PSA dated April 21, 2015 between the Companies and the Buyer, the Companies retained certain obligations and covenanted to bear and pay all costs attributable to the Tom Tom and Tomahawk fields as further defined in the PSA. The Company expects to incur the remaining costs during the next fiscal year.

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

At December 31, 2014, the Company had a net derivative asset of $0, as compared to a net derivative liability of $38,109 at December 31, 2013.  The change in net derivative asset/liability is recorded as non-cash mark-to-market income or loss.  Mark-to-market income of $0 was recorded in the twelve months ended December 31, 2014 as compared to mark-to-market income of $283,831 during the year ended December 31, 2013.  Net realized hedge settlement loss for the year ended December 31, 2014 was $3,479 as compared to net realized hedge settlement loss of $14,062 for the twelve months ended December 31, 2013.  The combination of these two components of derivative expense/income is reflected in "Other Income (Expense)" on the Statements of Operations as "Gain (loss) on derivatives."

As of December 31, 2014, the Company had not crude oil swaps in place remaining.

				Price	Volumes	Fair Value of Outstanding Derivative Contracts (1) as of
Transaction				Per	Per	December 31,	December
Date	Type (2)	Beginning	Ending	Unit	Month	2014	31, 2013
November 2011	Swap	12/01/2011	11/30/2014	$93.50	2,000	—	(62,730)
February 2012	Swap	03/01/2012	02/28/2014	$106.50	1,000	—	24,621
						$—	$(38,109)

(1) The fair value of the Company's outstanding transactions is presented on the balance sheet by counterparty. All of our derivatives were with the same counterparty. The balance is shown as current or long-term based on our estimate of the amounts that will be due in the relevant time periods at currently predicted price levels. Amounts in parentheses indicate liabilities.

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

The following tables summarize the valuation of the Company’s financial assets and liabilities at December 31, 2014 and December 31, 2013:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant or Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2014

Liabilities
Environmental liability	$—	$—	$(2,057,175)	$(2,057,175)
Assets associated with liabilities held for sale	—	—	(1,594,711)	(1,594,711)
Asset retirement obligations (non-recurring)	$—	$—	$(1,594,710)	$(1,594,710)

Total	$—	$—	$(5,246,596)	$(5,246,596)

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant or Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2013
Assets:
Commodities derivatives	$—	$3,504	$—	$3,504
Total	$—	$3,504	$—	$3,504

Liabilities:
Environmental liability	$—	$—	$(2,086,973)	$(2,086,973)
Commodities derivatives	—	(38,109)		(38,109)
Asset retirement obligations (non-recurring)	—	—	(3,514,898)	(3,514,898)
Total	$—	$(38,109)	$(5,601,871)	$(5,639,980)

12.   Supplemental information relating to oil and natural gas producing activities (unaudited)

Costs incurred in oil and natural gas property acquisition, exploration and development

Set forth below is certain information regarding the costs incurred for oil and gas property acquisition, development and exploration activities:

	Year Ended December 31,
	2014	2013
Property acquisition costs:
Unproved properties	$—	$—
Proved properties	—	—
Exploration costs	—	—
Development costs (1)	4,360,946	8,312,662
Total costs incurred	$4,360,946	$8,312,662

(1)	For the years ended December 31, 2014 and 2013, development costs included ($508,711) and $51,290, respectively, in non-cash, asset retirement costs.

Results of operations for oil and natural gas producing activities

Set forth below is certain information regarding the results of operations for oil and gas producing activities:

	Year Ended December 31,
	2014	2013
Revenues	$12,352,299	$13,125,960
Production costs	2,287,908	2,300,899
Depletion and impairment	9,154,536	4,941,614
Accretion expense	185,773	148,364
Natural gas marketing	102,736	78,211
Production taxes	999,395	1,246,153
Results of operations	$(378,049)	$4,410,719

Proved reserves

       Cawley, Gillespie and Associates, Inc, independent petroleum engineers estimated 100% of the proved reserve information for the Company properties as of December 31, 2014 and 2013. Each year’s estimate of proved reserves and related valuations were also prepared in accordance with then-current provisions of ASC 932, Extractive Activities.

Estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes and other factors. All of the Company’s estimated oil and natural gas reserves are attributable to properties within the United States. A summary of the Company’s changes in quantities of proved oil and natural gas reserves for the years ended December 31, 2014 and 2013 are as follows:

	Oil (MBbl)	Natural Gas (MMcf)	Total (Mboe)
December 31, 2012	1,271	1,695	1,554
Acquisitions	—	—	—
Extensions and Discoveries	371	817	507
Revisions to Previous Estimates	11	906	161
Production	(123)	(283)	(170)
December 31, 2013	1,530	3,135	2,052
Acquisitions	—	—	—
Extensions and Discoveries	250	477	330
Revisions to Previous Estimates	43	503	127
Production	(128)	(375)	(190)
December 31, 2014	1,695	3,740	2,319

Proved Developed Reserves
December 31, 2013	804	2,215	1,173
December 31, 2014	916	2,691	1,364

Proved Undeveloped Reserves
December 31, 2013	726	920	879
December 31, 2014	780	1,050	955

Standardized measure of discounted future net cash flows relating to proved reserves

Future cash inflows were computed by applying the average on the closing price on the first day of each month for the 12-month period prior to December 31, 2014 to estimated future production. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and natural gas reserves at year end, based on year-end costs and assuming continuation of existing economic conditions.

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

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves are as follows:

	Year Ended December 31,
	2014	2013
Future cash inflows	$172,561,969	$153,544,250
Future production costs	(48,818,696)	(41,381,543)
Future development costs	(18,080,062)	(18,821,422)
Future income tax expense	(26,902,690)	(20,243,102)
Future net cash flows	78,760,521	73,098,179
10% annual discount for estimated timing of cash flows	(41,988,630)	(36,817,148)
Standardized measure of discounted future net cash flows	$36,771,891	$36,281,031

Changes in standardized measure of discounted future net cash flows

The changes in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves are as follows:

	Year Ended December 31,
	2014	2013
Balance, beginning of year	$36,281,031	$28,147,572
Net change in sales and transfer prices and in production (lifting) costs related to future production	1,728,874	9,374,986)
Changes in estimated future development costs	5,076,840	4,042,730
Sales and transfers of oil and natural gas produced during the period	(8,962,260)	(10,825,061)
Net change due to extensions and discoveries	8,255,840	12,107,955)
Net change due to revisions in quantity estimates	3,182,507	3,883,464
Previously estimated development costs incurred during the period	(4,360,946)	(8,312,662)
Accretion of discount	4,899,710	2,747,142
Other	(2,791,193)	(672,750)
Net change in income taxes	(6,538,512)	(4,212,345)
Balance, end of year	$36,771,891	$36,281,031

13.   Income Taxes

Total income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal statutory tax rates to pre-tax income:

	Year Ended December 31,
in thousands	2014	2013

Income taxes at U.S. statutory rate	(838)	1,140
State taxes, net of federal impact	(65)	88
Change in valuation allowance	937	(1,229)
Permanent differences	0	1
Other differences	(34)	0
Total	0	0

Deferred tax assets/(liabilities) consist of the following:

	Year Ended December 31,
(in thousands)	2014	2013
Derivatives	(0)	(34)
Valuation allowance	(6,909)	(5,972)
Difference in depreciation and capitalization methods-natural gas properties,	(8,826)	(3,444)
Accrued expenses	776	765
Net operating losses	14,959	8,685
Total	0	0

Deferred tax assets and liabilities are the result of temporary differences between the financial statement carrying values and tax bases of assets and liabilities. The Company’s net deferred tax assets and liabilities are recorded as a long-term liability of $0 at December 31, 2014 and 2013, respectively.

As of December 31, 2014, the Company had net operating loss carryfowards (“NOLs”) of approximately $40.8 million which will begin to expire, if unused, in 2026.

The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that deferred tax assets can be realized prior to their expiration.  Management monitors Company-specific, oil and natural gas industry and worldwide economic factors and assesses the likelihood that the Company's NOLs and other deferred tax attributes in the United States, state, and local tax jurisdictions will be utilized prior to their expiration.  The Company establishes a valuation allowance to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized. At December 31, 2014, and 2013 the Company had a valuation allowance of $6.9 million and $6.0 million, respectively, related to its deferred tax assets.

The company recognizes the financial statement effects of tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by a taxing authority. Recognized tax positions are initially and subsequently measured as the largest amount of tax benefit that is more likely than not of being realized upon ultimate settlement with a taxing authority. We have not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate for the periods ended December 31, 2014 and December 31, 2013. There were no interest and penalties related to unrecognized tax positions for the periods ended December 31, 2014 and December 31, 2013. The tax years subject to examination by tax jurisdictions in the United States are 2008 through 2014.

14.   Assets and Liabilities Associated with Assets Held for Sale

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

As of December 31, 2014, the carrying values of the Company’s ownership in half of its interest in its oil and gas properties, mineral interests, and leaseholds were included in assets and liabilities held for sale in the accompanying balance sheet and were comprised of the following (the Company had no assets held for sale as of December 31, 2013):

December 31,
2014

Composition of assets included in assets held for sale:
Oil and Gas Properties, Net	$15,617,472
Composition of liabilities included in liabilities held for sale:
Asset Retirement Obligations	$1,594,711

Non-current assets and liabilities held for sale are presented in current assets and current liabilities, respectively, within the balance sheet. Assets held for sale are not depreciated, depleted or amortized and they are measured at the lower of the fair value less costs to sell and their carrying amount. Comparative period balance sheets are not restated.

15.   Subsequent Events

Purchase and Sale Agreement

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

The PSA contains customary representations, warranties and covenants. Pursuant to the PSA, the Operating Subsidiaries and Buyer have agreed to indemnify each other, their respective affiliates and their respective employees, officers, directors, managers, shareholders, members, partners, or representatives from and against all losses that such indemnified parties incur arising from any breach of representations, warranties or covenants in the PSA and certain other matters.

The Companies intend to use the cash consideration from the Sale to repay a portion of the outstanding balance on the Credit Agreement (as defined below), pay accounts receivable and for working capital.

Third Amendment and Waiver to the Credit Agreement

On March 11, 2015, the Company entered into an amendment and waiver (the “Third Amendment”) to the Senior First Lien Secured Credit Agreement, dated February 5, 2013, as amended (the “Credit Agreement”), with RMR, Black Rock and RMR Operating (together with the Company, the “Borrowers”) and Independent Bank (“Lender”). Pursuant to the Third Amendment, (i) the Lender waived any default or right to exercise any remedy as a result of the failure by the Borrowers to be in compliance with the requirements of Section 6.18 of the Credit Agreement with respect to the permitted ratio of consolidated current assets to consolidated current liabilities of Borrowers for the fiscal quarter ended September 30, 2014; and (ii) the borrowing base was decreased from $30 million to $27.8 million, effective as of March 1, 2015, and the commitment amount was decreased to $27.8 million, subject to monthly commitment reductions of $350,000 beginning March 1, 2015.

Fourth Amendment to the Credit Agreement

In conjunction with the PSA, on April 21, 2015, the Company entered into an amendment (the “Fourth Amendment”) to the Credit Agreement, with the other Borrowers and the Lender. Pursuant to the Fourth Amendment, the borrowing base was decreased from $27.8 million to $12.4 million, effective as of April 21, 2015, and the commitment amount was decreased to $12.4 million. In addition, the monthly commitment reduction amount was set to $0 as of April 1, 2015.

The Company has evaluated its subsequent events through the date of the financial statements that were available for filing with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 19, 2015

CROSS BORDER RESOURCES, INC.

	By:	/s/ Earl M. Sebring
Earl M. Sebring
Interim President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan W. Barksdale	Chairman of the Board of Directors	May 19, 2015
Alan W. Barksdale

/s/ Earl M. Sebring	Interim President	May 19, 2015
Earl M. Sebring	(Principal Executive Officer)

/s/ Kenneth S. Lamb	Chief Accounting Officer, Secretary, and Treasurer	May 19, 2015
Kenneth S. Lamb	(Principal Financial and Accounting Officer)

/s/ Paul N. Vassilakos	Director	May 19, 2015
Paul N. Vassilakos

/s/ Richard F. LaRoche, Jr.	Director	May 19, 2015
Richard F. LaRoche, Jr.

/s/ John W. Hawkins	Director	May 19, 2015
John W. Hawkins

EXHIBIT INDEX

Exhibit No.	Name of Exhibit
2.1	Agreement and Plan of Merger entered into on December 2, 2010 among Doral Energy Corp., Doral Acquisition Corp., Pure Gas Partners II, L.P. and Pure Energy Group, Inc. (14)
2.2	Agreement and Plan of Merger entered into on December 24, 2010 between Doral Acquisition Corp. (as subsidiary merging entity) and Doral Energy Corp. (as parent surviving entity) with the surviving entity changing its name to Cross Border Resources, Inc. (16)
3.1	Articles of Incorporation. (1)
3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 2,500,000,000 shares, par value $0.001 per share (25-for-1 Stock Split). (3)
3.3	Articles of Merger between Language Enterprises Corp. (as surviving entity) and Doral Energy Corp. (as merging entity). (4)
3.4	Certificate of Change Pursuant to NRS 78.209 decreasing the authorized capital of common stock to 400,000,000 shares, par value $0.001 per share (1-for-6.25 Reverse Split). (5)
3.5	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 2,000,000,000 shares, par value $0.001 per share (5-for-1 Stock Split). (6)
3.6	Certificate of Change Pursuant to NRS 78.209 decreasing the authorized capital of common stock to 36,363,637 shares, par value $0.001 per share (1-for-55 Stock Split). (15)
3.7	Certificate of Merger between Doral Acquisition Corp. (as merging entity) and Doral Energy Corp. (as surviving entity). (16)
3.8	Articles of Merger between Doral Acquisition Corp. (as merging entity) and Doral Energy Corp. (as surviving entity). (16)
3.9	Amended and Restated Bylaws as amended by Amendments No. 1 and No. 2.
4.1	Trust Indenture of Pure Energy Group, Inc. and Pure Gas Partners II, L.P. assumed by the Company. (16)
4.2	Form of Common Stock Warrant. (23)
10.1	Loan and Cancellation of Convertible Note Agreement between Doral Energy Corp. and Edward Ajootian dated March 3, 2010. (7)
10.2	Debt Settlement Agreement with War Chest Multi-Strategy Fund, LLC dated March 8, 2010. (7)
10.3	Amendment Agreement dated March 12, 2010 to Debt Settlement Agreement with War Chest Multi- Strategy Fund, LLC. (7)
10.4	Release and Settlement Agreement between Doral Energy Corp. and Macquarie Bank Limited dated March 8, 2010. (7)
10.5	Purchase and Sale Agreement dated April 30, 2010 between Doral Energy Corp. and Alamo Resources LLC. (8)
10.6	Purchase and Sale Agreement dated June 14, 2010 between Doral Energy Corp., John R. Stearns and John R. Stearns Jr. (9)
10.7	Amended and Restated 2009 Stock Incentive Plan. (10)
10.8	Debt Settlement Agreement dated September 16, 2010 between the Company and War Chest Multi- Strategy Fund, LLC. (11)
10.9	Debt Settlement Agreement dated September 16, 2010 between the Company and Barclay Lyons, LLC. (11)
10.10†	Separation Agreement dated June 15, 2010 between Doral Energy Corp. and H. Patrick Seale. (12)
10.11†	Debt Settlement Agreement dated November 24, 2010 between the Company and WS Oil & Gas Limited. (13)
10.12	Amended and Restated Credit Agreement between Cross Border Resources, Inc. and Texas Capital Bank, N.A. dated January 31, 2011. (18)
10.13†	Employment Agreement with Everett Willard “Will” Gray II. (19)
10.14†	Nonqualified Stock Option Award Agreement with Everett Willard “Will” Gray II. (19)
10.15†	Employment Agreement with Lawrence J. Risley. (19)
10.16†	Nonqualified Stock Option Award Agreement with Lawrence J. Risley. (19)

10.17†	Employment Agreement with P. Mark Stark. (19)
10.18†	Nonqualified Stock Option Award Agreement with P. Mark Stark. (19)
10.19†	Consulting Agreement with BDR, Inc. (19)
10.20†	Nonqualified Stock Option Award Agreement with BDR, Inc. (19)
10.21	Loan Agreement by and between Green Shoe Investments Ltd. and the Company. (20)
10.22	Promissory Note to Green Shoe Investments Ltd. (20)
10.23	Loan Agreement by and between Little Bay Consulting SA and the Company. (20)
10.24	Promissory Note to Little Bay Consulting SA. (20)
10.25†	Separation Agreement and Release with BDR, Inc. (22)
10.26	Consent Waiver and First Amendment to Amended and Restated Credit Agreement with Texas Capital Bank, N.A. (25)
10.27†	First Amendment to Employment Agreement with Everett Willard “Will” Gray II. (25)
10.28†	First Amendment to Employment Agreement with Lawrence J. Risley. (25)
10.29†	Letter Agreement with Nancy S. Stephenson. (25)
10.30	Letter Agreement with American Standard Energy Corp. (21)
10.31

Senior First Lien Secured Credit Agreement, dated February 5, 2013, among Cross Border Resources, Inc., Red Mountain Resources, Inc., Black Rock Capital, Inc. and RMR Operating, LLC, as borrowers, and Independent Bank, as lender (*) (26)

10.32	Amendment and Waiver, effective as of September 12, 2013, by and among Independent Bank, as Lender, and Red Mountain Resources, Inc., Cross Border Resources, Inc., Black Rock Capital, Inc. and RMR Operating, LLC, as Borrowers. (*)
10.33

Amendment and Waiver, effective as of March 1, 2015, by and among Independent Bank, as Lender, and Red Mountain Resources, Inc., Cross Border Resources, Inc., Black Rock Capital, Inc. and RMR Operating, LLC, as Borrowers. (*) (27)

10.34

Amendment, effective as of April 21, 2015, by and among Independent Bank, as Lender, and Red Mountain Resources, Inc., Cross Border Resources, Inc., Black Rock Capital, Inc. and RMR Operating, LLC, as Borrowers. (*) (27)

21.1	List of Subsidiaries. (23)
23.1	Consent of Darilek, Butler & Associates PLLC.
23.3	Consent of Engineering Firm
24.1	Power of Attorney (included in signature block to this Annual Report on Form 10-K).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)
32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Evaluation of Oil and Gas Reserves of Cross Border Resources, Inc., Effective Date: January 1, 2015. (*)
(1)	Filed as an exhibit to our Registration Statement on Form SB-2 filed on September 11, 2006.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended July 31, 2007 filed on October 30, 2007.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on January 9, 2008.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed on April 28, 2008.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed on January 29, 2009.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed on September 14, 2009.
(7)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed on March 22, 2010.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed on May 6, 2010.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed on June 18, 2010.
(10)	Filed as an exhibit to our Current Report on Form 8-K filed on July 30, 2010.
(11)	Filed as an exhibit to our Current Report on Form 8-K filed on October 1, 2010.
(12)	Filed as an exhibit to our Annual Report on Form 10-K filed on November 15, 2010.
(13)	Filed as an exhibit to our Current Report on Form 8-K filed on December 1, 2010.
(14)	Filed as an exhibit to our Current Report on Form 8-K filed on December 6, 2010.
(15)	Filed as an exhibit to our Current Report on Form 8-K filed on December 29, 2010.
(16)	Filed as an exhibit to our Current Report on Form 8-K filed on January 7, 2011.
(17)	Filed as an exhibit to our Current Report on Form 8-K filed on January 19, 2011.
(18)	Filed as an exhibit to our Current Report on Form 8-K filed on February 8, 2011.
(19)	Filed as an exhibit to our Current Report on Form 8-K filed on March 25, 2011.
(20)	Filed as an exhibit to our Current Report on Form 8-K filed on April 28, 2011.

(21)	Filed as an exhibit to our Current Report on Form 8-K filed on November 23, 2011.
(22)	Filed as an exhibit to our Current Report on Form 8-K filed on June 3, 2011.
(23)	Filed as an exhibit to our Registration Statement on Form S-1/A on August 2, 2011.
(24)	Filed as an exhibit to our Current Report on Form 8-K filed on November 16, 2011.
(25)	Filed as an exhibit to our Current Report on Form 8-K filed on March 6, 2012.
(26)	Filed as an exhibit to our Current Report on Form 8-K filed on February 11, 2013
(27)	Filed as an exhibit to our Current Report on Form 8-K filed on April 28, 2015
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
†	Indicates a compensation contract or arrangement with management.