Form 10-Q
period 2015-03-31
CROSS BORDER RESOURCES, INC.
filed 2015-08-14
CIK 1373485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

As of August 14, 2015, the Registrant had 17,336,226 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Cross Border Resources, Inc.
Balance Sheets

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS

Current Assets
Cash and Cash Equivalents	$715,382	$356,950
Accounts Receivable – Oil and Natural Gas Sales	1,524,119	1,594,990
Prepaid Expenses & Other Current Assets	68,113	71,598
Assets Held for Sale	16,543,264	15,617,472
Current Tax Asset	19,600	19,600
Total Current Assets	18,870,478	17,660,610

Oil and Gas Properties	28,194,837	27,243,106
Less: Accumulated Depletion, Amortization, and Impairment	(12,333,688)	(11,956,319)
Net Oil and Gas Properties	15,861,149	15,286,787

Other Assets
Other Property and Equipment, net of Accumulated Depreciation of $104,211 and $104,211 as of March 31, 2015 and December 31, 2014, respectively	26,258	26,258
Restricted Cash	214,751	214,751
Deferred financing costs	36,580	47,512
Other Assets	54,324	54,324
Total Other Assets	331,913	342,845

TOTAL ASSETS	$35,063,540	$33,290,242

The accompanying notes are an integral part of these financial statements.

Cross Border Resources, Inc.
Balance Sheets - Continued

	March 31, 2015	December 31, 2014
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable - Trade	$3,322,034	$1,865,625
Accounts Payable - Related Party	163,344	—
Accrued Expenses & Other Payables	782,181	664,368
Environmental Liability – Current Portion	2,057,175	2,057,175
Line of Credit	8,200,000	8,200,000
Liabilities Associated with Assets Held for Sale	1,624,787	1,594,711
Deferred Tax Liability	19,600	19,600
Total Current Liabilities	16,169,121	14,401,479

Non-Current Liabilities
Asset Retirement Obligations, Net of Current Portion	1,624,787	1,594,710
Total Non-Current Liabilities	1,624,787	1,594,710
Total Liabilities	17,793,908	15,996,189

Commitments & Contingencies (Note 8)

Stockholders’ Equity
Common Stock ($0.001 par value; 99,000,000 shares authorized and 17,336,226 issued and outstanding as of March 31, 2015 and as of December 31, 2014, respectively)	17,336	17,336
Additional Paid in Capital	33,462,473	33,462,473
Accumulated Deficit	(16,210,177)	(16,185,756)
Total Stockholders’ Equity	17,269,632	17,294,053

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,063,540	$33,290,242

The accompanying notes are an integral part of these financial statements.

Cross Border Resources, Inc.
Statements of Operations

	Three Months Ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
Revenues
Oil and gas sales	$1,453,419	$3,496,782
Expenses:
Operating costs	749,266	473,192
Natural gas marketing and transportation expenses	24,145	24,623
Production taxes	133,109	263,811
Depreciation, depletion, amortization, and Impairment	377,369	1,140,355
Accretion expense	34,214	36,648
General and administrative	55,783	209,960
Total expense	1,373,886	2,148,589

Income from operations	79,533	1,348,193

Other income (expense):
Gain (loss) on derivatives	—	(50,653)
Interest expense	(103,956)	(135,049)
Total other income (expense)	(103,956)	(185,702)

Income before income taxes	(24,423)	1,162,491

Current tax benefit	—	—
Deferred tax expense	—	—
Income tax expense	—	—
Net income	$(24,423)	$1,162,491

Net income per share:
Basic	$0.00	$0.07
Fully diluted	$0.00	$0.06
Weighted average shares outstanding:
Basic	17,336,226	17,336,226
Fully diluted	21,023,726	21,023,726

The accompanying notes are an integral part of these financial statements.

Cross Border Resources, Inc.
Statements of Cash Flows

	Three Months Ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(24,423)	$1,162,491
Adjustments to reconcile net income (loss) to cash used by operating activities:
Depreciation, depletion, amortization, and impairment	377,369	1,135,696
Settlement of environmental liability	—	(10,667)
Accretion of asset retirement obligations	34,214	36,648
Amortization of and deferred financing costs	10,933	10,933
Change in derivative instruments	—	37,039
Changes in operating assets and liabilities:
Accounts receivable	(123,525)	112,872
Accounts receivable – related party	197,882	(1,891,167)
Prepaid expenses and other current assets	—	1,724
Accounts payable	1,875,191	(848,946)
Accounts payable – related party	163,344	—
Accrued expenses	(300,969)	19,693
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,210,016	(233,685)

CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures - oil and gas properties	(1,851,584)	(465,255)
NET CASH USED IN INVESTING ACTIVITIES	(1,851,584)	(465,255)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	358,432	(698,940)
Cash and cash equivalents, beginning of period	356,950	726,239
Cash and cash equivalents, end of period	$715,382	$27,299

Supplemental disclosures of cash flow information:
Interest paid	$93,023	$124,116

NON-CASH TRANSACTIONS
Additions of ARO	$25,939	$36,648

The accompanying notes are an integral part of these financial statements.

Cross Border Resources, Inc.
Notes to Financial Statements
(Unaudited)

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

2.	Going Concern

At March 31, 2015, the Company had working capital of $2,701,357 (including Assets Held for Sale of $16,543,264) and outstanding debt of $8,200,000 (consisting of a line of credit). The Company would have a working capital deficit of $12,214,120 (excluding Assets Held for Sale, Net of ARO Liabilities associated with the Assets Held for Sale). The Company was not in compliance with the covenants of its line of credit with Independent Bank and had no availability under this line of credit. The Company currently does not have sufficient funds to repay these obligations. The Company is exploring available financing options, including the sale of debt, equity, or assets. If the Company is unable to finance its operations on acceptable terms or at all, its business, financial condition and results of operations may be materially and adversely affected. As a result of these conditions, there is substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.	Summary of Significant Accounting Policies

In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on May 19, 2015. The accounting policies are described in the “Notes to Financial Statements” in the 2014 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (U.S. GAAP). The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Financial instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and long-term debt, approximate fair value as of March 31, 2015 and December 31, 2014.

Oil and natural gas properties

The Company follows the successful efforts method of accounting for its oil and natural gas producing activities. Costs to acquire mineral interests in oil and natural gas properties and to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells are capitalized pending determination of whether the wells have proved reserves. If the Company determines that the wells do not have proved reserves, the costs are charged to expense. There were no exploratory wells capitalized pending determination of whether the wells have proved reserves at March 31, 2015 or December 31, 2014. Geological and geophysical costs, including seismic studies and costs of carrying and retaining unproved properties, are charged to expense as incurred. The Company capitalizes interest on expenditures for significant exploration and development projects that last more than six months while activities are in progress to bring the assets to their intended use. Through March 31, 2015, the Company had capitalized no interest costs because its exploration and development projects generally lasted less than six months. Costs incurred to maintain wells and related equipment are charged to expense as incurred.

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

Unproved oil and natural gas properties do not have producing properties. As reserves are proved through the successful completion of exploratory wells, the cost is transferred to proved properties. The cost of the remaining unproved basis is periodically evaluated by management to assess whether the value of a property has diminished. To do this assessment, management considers estimated potential reserves and future net revenues from an independent expert, the Company’s history in exploring the area, the Company’s future drilling plans per its capital drilling program prepared by the Company’s reservoir engineers and operations management and other factors associated with the area. Impairment is taken on the unproved property cost if it is determined that the costs are not likely to be recoverable. The valuation is subjective and requires management to make estimates and assumptions which, with the passage of time, may prove to be materially different from actual results. There was no impairment expense recorded for the three months ended March 31, 2015.

Revenue and accounts receivable

The Company recognizes revenue for its production when the quantities are delivered to, or collected by, the purchaser. Prices for such production are generally defined in sales contracts and are readily determinable based on certain publicly available indices. All transportation costs are included in lease operating expense.

Accounts receivable—oil and natural gas sales consist of uncollateralized accrued revenues due under normal trade terms, generally requiring payment within 30 to 60 days of production. Accounts receivable—other consist of amounts owed from interest owners of the Company’s operated wells. No interest is charged on past-due balances. Payments made on all accounts receivable are applied to the earliest unpaid items. The Company reviews accounts receivable periodically and reduces the carrying amount by a valuation allowance that reflects its best estimate of the amount that may not be collectible. There was no reserve for bad debts as of March 31, 2015 or December 31, 2014.

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

Effective January 1, 2016, the Company will be required to adopt the amended guidance of Accounting Standards Codification (ASC) Topic 718, Compensation - Stock Compensation, which seeks to resolve the diversity in practice that exists when accounting for share-based payments. The amended guidance requires a performance target that affects vesting and that could be achieved after the requisite service period to be treated as a performance condition. The Company will be required to adopt the amended guidance either prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company does not expect the adoption of this amended guidance to impact financial results.

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

Effective January 1, 2017, the Company will be required to adopt the new guidance of ASC Topic 606, Revenue from Contracts with Customers (Topic 606), which will supersede the revenue recognition requirements in ASC Topic 605, Revenue Recognition. Topic 606 requires the Company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance requires the Company to apply the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the Company satisfies a performance obligation. The Company will be required to adopt Topic 606 either on a full retrospective basis to each prior reporting period presented or on a modified retrospective basis with the cumulative effect of initially applying the new guidance recognized at the date of initial application. If the Company elects the modified retrospective approach, it will be required to provide additional disclosures of the amount by which each financial statement line item is affected in the current reporting period, as compared to the guidance that was in effect before the change, and an explanation of the reasons for significant changes. The Company has not yet completed its assessment of the impact of the new guidance on its financial statements.

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

The following is a description of the changes to the Company’s asset retirement obligations for the periods ended March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014

Asset retirement obligations at beginning of year	$3,189,421	$3,515,898
Loss on settlement	—	(1,096)
Settlement of liabilities	—	(3,314)
Revision of previous estimates	(—)	(554,287)
Accretion expense	34,214	185,773
Additions	25,939	46,447
Asset retirement obligations at end of period	$3,249,574	$3,189,421
Less:ARO classified as liabilities associated with assets held for sale	1,624,787	1,594,711
Long-term portion	$1,624,787	$1,594,710

5.	Property and equipment

Oil and natural gas properties

The following table sets forth the capitalized costs under the successful efforts method for oil and natural gas properties:

	March 31, 2015	December 31, 2014

Oil and natural gas properties	$28,194,837	$27,243,106
Less accumulated depletion and impairment	(12,333,688)	(11,956,319)
Net oil and natural gas properties capitalized costs	$15,861,149	$15,286,787

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

During the year ended December 31, 2014, the Company recorded a $6.5 million impairment charge against its oil and gas assets. Additionally, the Company reclassified half of its oil and gas assets to assets held for sale. No impairment was recorded during the three months ended March 31, 2015 and March 31, 2014.

Other property and equipment

The historical cost of other property and equipment, presented on a gross basis with accumulated depreciation is summarized as follows:

	March 31, 2015	December 31, 2014

Other property and equipment	$136,535	$136,535
Less accumulated depreciation	(110,277)	(110,277)
Net property and equipment	$26,258	$26,258

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

Warrants

In connection with the equity offering closed on May 26, 2011, the Company issued warrants to purchase an aggregate of 3,600,000 shares of the Company’s common stock at a per share price of $2.25 (the “$2.25 Warrants”). The Company also has outstanding warrants to purchase 3,125 shares of the Company’s common stock at a per share price of $5.00. The $2.25 Warrants became exercisable in November 2011 and expire in May 2016. On the date of issuance, the warrants were valued at $898,384. Management determined the fair value of the warrants based upon the Black-Scholes option model with a volatility based on the historical closing price of common stock of industry peers and the closing price of the Company’s common stock on the OTCBB on the date of issuance. The volatility and remaining term was 50% and 2.92 years, respectively. The Company does not expect the immediate exercise of these warrants as the exercise price exceeds the average closing market price for the Company’s common stock. Furthermore, no assurances can be made that any of the warrants will ever be exercised for cash or at all.

Stock Options

In 2011, the Company issued options to purchase 87,500 shares of its common stock at $4.80 to its directors. For the three months ended March 31, 2015, there was no stock based compensation.

Stock option activity summary is presented in the table below:

	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (years)
Outstanding and exercisable December 31, 2013	87,500	$4.80	3.08
Granted	—	—	—
Cancelled	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding and exercisable at December 31, 2014	87,500	4.80	2.08
Granted	—	—	—
Cancelled	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding and exercisable at March 31, 2015	87,500	$4.80	1.83

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

7.	Related party transactions

The Company and Red Mountain Resources, Inc. are party to a Technical Services Agreement under which RMR incurs costs on behalf of the Company, primarily related to wells in the Company’s Tom Tom and Tomahawk fields. During the three months ended March 31, 2015, RMR incurred $223,344 on behalf of the Company, while the Company advanced RMR $50,000. During the year ended December 31, 2014, RMR incurred approximately $1,880,000 on behalf of the Company. During the period ended December 31, 2014, the Company advanced RMR $5,880,000 to use for its general and administrative and operating costs. Effective June 30, 2014 and December 31, 2014 RMR assumed $3,000,000 and $1,000,000, respectively, of the Company’s obligation under the Credit Facility.

8.	Long term debt

Operating Line of Credit

On February 5, 2013, the Company entered into a Senior First Lien Secured Credit Agreement with RMR, Black Rock Capital, Inc. (“Black Rock”) and RMR Operating, LLC, (“RMR Operating”) as borrowers (the “Borrowers”) and Independent Bank, as Lender, providing for an up to $100,000,000 credit facility (the “Credit Facility”). RMR owns approximately 83% of the outstanding common stock of the Company, and Black Rock and RMR Operating are wholly owned subsidiaries of RMR. On February 5, 2013, the Company drew $8,900,000 on the line of credit and used those funds to pay off its prior line of credit and associated accrued interest. On February 29, 2013, the Company drew $2,000,000 and on May 24, 2013, the Company drew a further $1,300,000 on the line of credit and used those funds to pay accounts payable related to the drilling program. Effective June 30, 2014, RMR assumed the Company’s obligations with respect to $3,000,000 of the Company’s outstanding borrowings under the Credit Facility in exchange for the satisfaction and discharge of a $2,900,000 intercompany payable from RMR to the Company. Effective December 31, 2014, RMR assumed the Company’s obligation with respect to $1,000,000 of the Company’s outstanding borrowings under the Credit Facility in exchange for the satisfaction and discharge of a $1,000,000 intercompany payable from RMR to the Company.

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

As of March 31, 2015 and December 31, 2014, the Company’s outstanding borrowings under the line of credit were $8,200,000 and the Company was not in compliance with all debt covenants. The Company received waivers from the lenders for covenants that were not in compliance.

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

On June 30, 2015, the Company entered into an amendment and waiver (the "Fifth Amendment") to the Credit Agreement, with the other Borrowers and the Lender. Pursuant to the Fifth Amendment, (i) the Lender waived any default or right to exercise any remedy as a result of the failure by the Borrowers to be in compliance with the requirements of Section 6.18 of the Credit Agreement with respect to the permitted ratio of consolidated current assets to consolidated current liabilities of Borrowers for the fiscal quarter ended December 31, 2014 and the requirements of Section 6.21 of the Credit Agreement with respect to the trade payables or other accounts payable of Borrowers that may be past due for more than 90 days for the fiscal quarter ended December 31, 2014 and the fiscal quarter ended March 31, 2015; and (ii) the borrowing base was affirmed at $12.4 million, effective as of June 30, 2015, and the commitment amount was affirmed at $12.4 million, subject to monthly commitment reductions of $125,000 beginning July 1, 2015.

As of August 13, 2015, total borrowings under the line of credit were $12,150,000 of which $0 is allocated to the Company.

9.	Commitments and contingencies

Litigation

The Company, the Company’s former Chief Executive Officer, and the Company’s former Chief Operating Officer are party to a lawsuit with a former employee. On May 4, 2011, Clifton M. (Marty) Bloodworth initially filed a lawsuit in the State District Court of Midland County, Texas, against Doral West Corp. d/b/a Doral Energy Corp. (the predecessor entity of Cross Border) (“Doral Energy”) and Everett Willard Gray II, the Company’s former Chief Executive Officer. Mr. Bloodworth later amended his lawsuit to name Horace Patrick Seale, the Company’s former Chief Operating Officer, as an additional defendant. Mr. Bloodworth generally alleges that Mr. Gray and Mr. Seale, as agents of the Company, made false representations which induced Mr. Bloodworth to enter into an employment contract that was subsequently breached by the Company. The claims that Mr. Bloodworth has alleged are: breach of his employment agreement with Doral Energy, fraud in the inducement and common law fraud, civil conspiracy, breach of fiduciary duty, and violation of the Texas Deceptive Trade Practices Act. Mr. Bloodworth is seeking damages of approximately $280,000. Mr. Gray, Mr. Seale and the Company deny that Mr. Bloodworth’s claims have any merit. The Company has not made any accruals related to this lawsuit.

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

As of December 31, 2014 and March 31, 2015, the Company had approximately $2.1 million in environmental remediation liabilities related to the Company’s operated Tom Tom and Tomahawk fields located in Chaves and Roosevelt counties in New Mexico. In February 2013, the Bureau of Land Management (“BLM”) accepted the Company’s remediation plan for the Tom Tom and Tomahawk fields. The Company is working in conjunction with the BLM to initiate remediation on a site-by-site basis. This is management’s best estimate of the costs of remediation and restoration with respect to these environmental matters, although the ultimate cost could differ materially. Inherent uncertainties exist in these estimates due to unknown conditions, changing governmental regulation, and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. Pursuant to the PSA dated April 21, 2015 between the Companies and the Buyer, the Companies retained certain obligations and covenanted to bear and pay all costs attributable to the Tom Tom and Tomahawk fields as further defined in the PSA. The Company expects to incur the remaining costs during the next fiscal year.

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

The following tables summarize the valuation of the Company’s financial assets and liabilities at March 31, 2015 and December 31, 2014:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant or Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at March 31, 2015

Liabilities
Environmental liability	$—	$—	$(2,057,175)	$(2,057,175)
Liabilities associated with assets held for sale	$—	$—	$(1,624,787)	$(1,624,787)
Asset retirement obligations (non-recurring)	$—	$—	$(1,624,787)	$(1,624,787)

Total	$—	$—	$(5,306,749)	$(5,306,749)

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant or Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2014

Liabilities
Environmental liability	$—	$—	$(2,057,175)	$(2,057,175)
Liabilities associated with assets held for sale	$—	$—	$(1,594,711)	$(1,594,711)
Asset retirement obligations (non-recurring)	$—	$—	$(1,594,710)	$(1,594,710)

Total	$—	$—	$(5,246,596)	$(5,246,596)

11.	Assets and Liabilities Associated with Assets Held for Sale

On April 21, 2015, the Company entered into a purchase and sale agreement (the “PSA”) with RMR Operating, Black Rock, RMR KS Holdings, LLC (“RMR KS”) and Black Shale Minerals, LLC (“Buyer”). Each of the Company, RMR Operating, Black Rock and RMR KS is an operating subsidiary (together, the “Operating Subsidiaries”) of Red Mountain Resources, Inc. (“RMR,” and together with the Operating Subsidiaries, the “Companies”).

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

As of December 31, 2014 and March 31, 2015, the carrying values of the Company’s ownership in half of its interest in its oil and gas properties, mineral interests, and leaseholds were included in assets and liabilities held for sale in the accompanying balance sheet and were comprised of the following:

	March 31, 2015	December 31, 2014

Composition of assets included in assets held for sale:
Oil and Gas Properties, Net	$16,543,264	$15,617,472
Composition of liabilities included in liabilities associated with assets held for sale:
Asset Retirement Obligations	$1,624,787	$1,594,711

Non-current assets and liabilities held for sale are presented in current assets and current liabilities, respectively, within the balance sheet. Assets held for sale are not depreciated, depleted or amortized and they are measured at the lower of the fair value less costs to sell and their carrying amount. Comparative period balance sheets are not restated.

12.	Subsequent Events

Purchase and Sale Agreement

On April 21, 2015, the Company entered into a purchase and sale agreement (the “PSA”) with RMR Operating, Black Rock, RMR KS and Buyer. Each of the Company, RMR Operating, Black Rock and RMR KS is an operating subsidiary (together, the “Operating Subsidiaries”) of RMR (RMR together with the Operating Subsidiaries, the “Companies”).

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

Fifth Amendment to the Credit Agreement

On June 30, 2015, the Company entered into an amendment and waiver (the "Fifth Amendment") to the Credit Agreement, with the other Borrowers and the Lender. Pursuant to the Fifth Amendment, (i) the Lender waived any default or right to exercise any remedy as a result of the failure by the Borrowers to be in compliance with the requirements of Section 6.18 of the Credit Agreement with respect to the permitted ratio of consolidated current assets to consolidated current liabilities of Borrowers for the fiscal quarter ended December 31, 2014 and the requirements of Section 6.21 of the Credit Agreement with respect to the trade payables or other accounts payable of Borrowers that may be past due for more than 90 days for the fiscal quarter ended December 31, 2014 and the fiscal quarter ended March 31, 2015; and (ii) the borrowing base was affirmed at $12.4 million, effective as of June 30, 2015, and the commitment amount was affirmed at $12.4 million, subject to monthly commitment reductions of $125,000 beginning July 1, 2015.

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

First Quarter 2015 Operational Update

In the three months ended March 31, 2015, Cross Border produced 506 Boe/d.

Planned Operations

In the second and third quarters of 2015, we will drill and complete one well (0.02 net), targeting the 3rd Bone Spring in the Perla Verde area. We also plan to continue work in the Tom Tom area, with a workover to an existing well in the Tom Tom area.

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

Oil and Gas Properties

We follow the successful efforts method of accounting for our oil and natural gas producing activities. Costs to acquire mineral interests in oil and natural gas properties and to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells are capitalized pending determination of whether the wells have proved reserves. If we determine that the wells do not have proved reserves, the costs are charged to expense. There were no exploratory wells capitalized pending determination of whether the wells have proved reserves at March 31, 2015 or December 31, 2014. Geological and geophysical costs, including seismic studies and costs of carrying and retaining unproved properties, are charged to expense as incurred. We capitalize interest on expenditures for significant exploration and development projects that last more than six months while activities are in progress to bring the assets to their intended use. Through March 31, 2015, we had capitalized no interest costs because our exploration and development projects generally lasted less than six months. Costs incurred to maintain wells and related equipment are charged to expense as incurred.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 amends the existing accounting standards for revenue recognition and is based on the principle that revenue should be recognized to depict the transfer of goods or services to a customer at an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The update is effective for periods beginning after December 15, 2017. We are currently assessing the potential impact of ASU 2014-09 on our financial statements and results of operations.

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

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

The following table sets forth summary information regarding our oil and natural gas sales, net production sold, average sales prices and production costs and expenses for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
(dollars in thousands, except per unit prices)
Revenue
Oil and Gas Sales	$1,453,419	$3,496,782

Net Production sold
Oil (Bbl)	32,290	33,420
Natural gas (Mcf)	64,846	67,231
Natural gas liquids (Bbl)	2,400	3,648
Total (Boe)	45,498	48,273
Total (Boe/d) (1)	506	536

Average sales prices
Oil ($/Bbl)	$43.94	$89.90
Natural gas ($/Mcf)	2.85	5.65
Natural gas liquids ($/Bbl)	17.69	30.82
Total average price ($/Boe)	$36.18	$72.43

Costs and expenses (per Boe)
Operating costs and marketing	$17.00	$10.31
Production taxes	2.93	5.46
Depreciation, depletion, and amortization	8.29	23.53
Accretion of discount on asset retirement obligation	0.75	0.76
General and administrative expense	1.23	4.35

___________

(1)	Boe/d is calculated based on actual calendar days during the period.

Three months Revenues and Sales Volumes

Oil and Natural Gas Sales Volumes. During the three months ended March 31, 2015, we had total sales volumes of 45,498 Boe, compared to total sales volumes of 48,273 Boe during the three months ended March 31, 2014. This decrease is primarily attributable to the bringing online of new oil and gas wells in 2015, partially offset by natural production declines for existing wells.

Oil and Natural Gas Sales. During the three months ended March 31, 2015, we had oil and natural gas sales of $1.4 million, as compared to $3.5 million during the three months ended March 31, 2014. This decrease is primarily attributable to lower realized prices for crude oil and natural gas.

Costs and Expenses

Operating Costs. During the quarter ended March 31, 2015, we incurred operating costs of $0.7 million, as compared to $0.5 million during the quarter ended March 31, 2014. The increased costs are related to the bringing online of new high cost wells in 2015.

Production Taxes. Production taxes were $0.1 million for the quarter ended March 31, 2015, as compared to $0.3 million for the quarter ended March 31, 2014, primarily as a result of lower realized prices for crude oil and natural gas.

Depreciation, Depletion, Amortization and Impairment. For the quarter ended March 31, 2015, depreciation, depletion, amortization, and impairment was $.4 million, as compared to $1.1 million for the quarter ended March 31, 2014. This decrease is primarily related to the reclassification of a portion of our oil and natural gas properties to assets held for sale, which are not subject to depletion.

General and Administrative Expense. General and administrative expense was approximately $55,000 for the quarter ended March 31, 2015, as compared to $.2 million for the quarter ended March 31, 2014. This decrease is attributable to a $150,000 decrease in professional fees.

Other Expense / Income. Other expense was $0.1 million for the quarter ended March 31, 2015, as compared to other income of $0.2 million for the quarter ended March 31, 2014, primarily attributable to lower interest expense during the period ending March 31, 2015.

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

Capital Expenditures

Most of our capital expenditures are for the exploration, development, and production of oil and natural gas reserves. For the three months ended March 31, 2015, we had capital expenditures of approximately $1.9 million for the development of oil and natural gas properties. We anticipate capital expenditures between $0.2 million and $0.3 million for the second and third quarters of 2015. See “Planned Operations” for more information about our planned capital expenditures.

Liquidity

At March 31 2015, we had approximately $0.7 million in cash and cash equivalents and $8.2 million outstanding under our line of credit with Independent Bank. At March 31, 2015, we had working capital of approximately $2.7 million (including assets held for sale of approximately $16.2 million) and outstanding debt of $8.2 million (consisting of a line of credit). The Company would have a working capital deficit of approximately $12.2 million (excluding Assets Held for Sale, Net of ARO Liabilities associated with the Assets Held for Sale).

At March 31, 2015 we had $0 of availability under the credit facility.

Cash Flows

Net cash provided by operating activities was approximately $2.2 million for the three months ended March 31, 2015, compared to net cash used in operating activities of approximately $0.2 million for the three months ended March 31, 2014.

Net cash used in investing activities was approximately $1.9 million for the three months ended March 31, 2015 as compared to net cash used in investing activities of approximately $0.5 million for the three months ended March 31, 2014 due to the drilling of higher cost wells in the three months ended March 31, 2015.

During the three months ended March 31, 2015 and March 31, 2014, there was no net cash used, nor provided, by financing activities.

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

On June 30, 2015, the Company entered into an amendment and waiver (the "Fifth Amendment") to the Credit Agreement, with the other Borrowers and the Lender. Pursuant to the Fifth Amendment, (i) the Lender waived any default or right to exercise any remedy as a result of the failure by the Borrowers to be in compliance with the requirements of Section 6.18 of the Credit Agreement with respect to the permitted ratio of consolidated current assets to consolidated current liabilities of Borrowers for the fiscal quarter ended December 31, 2014 and the requirements of Section 6.21 of the Credit Agreement with respect to the trade payables or other accounts payable of Borrowers that may be past due for more than 90 days for the fiscal quarter ended December 31, 2014 and the fiscal quarter ended March 31, 2015; and (ii) the borrowing base was affirmed at $12.4 million, effective as of June 30, 2015, and the commitment amount was affirmed at $12.4 million, subject to monthly commitment reductions of $125,000 beginning July 1, 2015.

As of March 31, 2015, our indebtedness under the Credit Agreement was $8.2 million. As of August 13, 2015, total borrowings under the line of credit were $12,150,000 of which $0 is allocated to the Company.

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any off-balance sheet arrangements as defined by Regulation S-K.

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

Forward-looking statements are only predictions and are not guarantees of performance. These statements generally relate to our plans, objectives and expectations for future operations and are based on management’s current beliefs and assumptions, which in turn are based on its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate under the circumstances. Although we believe that the plans, objectives and expectations reflected in or suggested by the forward-looking statements are reasonable, there can be no assurance that actual results will not differ materially from those expressed or implied in such forward-looking statements. Forward-looking statements also involve risks and uncertainties. Many of these risks and uncertainties are beyond our ability to control or predict and could cause results to differ materially from the results discussed in such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following:

•	our ability to raise additional capital to fund future capital expenditures;

•	our ability to comply with debt covenants;

•	our ability to generate sufficient cash flow from operations, borrowings or other sources to enable us to fully develop and produce our oil and natural gas properties;

•	declines or volatility in the prices we receive for our oil and natural gas;

•	general economic conditions, whether internationally, nationally or in the regional and local market areas in which we do business;

•	risks associated with drilling, including completion risks, cost overruns and the drilling of non-economic wells or dry holes;

•	uncertainties associated with estimates of proved oil and natural gas reserves;

•	the presence or recoverability of estimated oil and natural gas reserves and the actual future production rates and associated costs;

•	risks and liabilities associated with acquired companies and properties;

•	risks related to integration of acquired companies and properties;

•	potential defects in title to our properties;

•	cost and availability of drilling rigs, equipment, supplies, personnel and oilfield services;

•	geological concentration of our reserves;

•	environmental or other governmental regulations, including legislation of hydraulic fracture stimulation;

•	our ability to secure firm transportation for oil and natural gas we produce and to sell the oil and natural gas at market prices;

•	exploration and development risks;

•	management’s ability to execute our plans to meet our goals;

•	our ability to retain key members of our management team;

•	weather conditions;

•	actions or inactions of third-party operators of our properties;

•	costs and liabilities associated with environmental, health and safety laws;

•	our ability to find and retain highly skilled personnel;

•	operating hazards attendant to the oil and natural gas business;

•	competition in the oil and natural gas industry; and

•	the other factors discussed under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Interest Rate Risk

On February 5, 2013, we entered into the Credit Facility, which exposes us to interest rate risk associated with interest rate fluctuations on outstanding borrowings. At March 31, 2015, we had $8.2 million in outstanding borrowings under the Credit Facility. We incur interest on borrowings under the Credit Facility at a rate per annum equal to the greater of (x) the U.S. prime rate as published in The Wall Street Journal’s “Money Rates” table in effect from time to time and (y) 4.0% (4.0 % at March 31, 2014). A hypothetical 10% change in the interest rates we pay on our borrowings under the Credit Facility as of March 31, 2015 would result in an increase or decrease in our interest costs of approximately $32,800 per year.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. Based on that evaluation, and as a result of the material weaknesses described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Please see Note 9 to our unaudited notes to financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Dated: August 14, 2015

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

